Form 10-Q
period 1996-09-30
ARQULE INC
filed 1996-12-02
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996          Commission File No. 000-21429
                                                                      ---------


                                  ARQULE, INC.
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                      04-3221586
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                 200 BOSTON AVENUE, MEDFORD, MASSACHUSETTS 02155
                    (Address of Principal Executive Offices)


                                 (617) 395-4100
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES              X*                         NO
     ---------------------------               -----------------------

Number of shares outstanding of the registrant's Common Stock as of October 31, 1996:

Common Stock, par value $.01                      9,476,487 shares outstanding

* The Company has been subject to such filing requirements since its Registration Statement Number 333-11105 on Form S-1 was declared effective on October 16, 1996.

                                  ARQULE, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1 - Condensed Financial Statements

         Condensed Balance Sheet (Unaudited)
              December 31, 1995 and September 30, 1996 ..................... 2

         Condensed Statement of Operations (Unaudited)
              Three months ended September 30, 1995 and 1996 and
              nine months ended September 30, 1995 and 1996 ................ 3

         Condensed Statement of Cash Flows (Unaudited)
              Nine months ended September 30, 1995 and 1996 ................ 4

         Notes to Unaudited Condensed Financial Statements ................. 5

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................ 7


PART II - OTHER INFORMATION ............................................... 10

Signatures ................................................................ 11

                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                        1995             1996
                                                     -----------------------------

ASSETS
Current assets:
  Cash and cash equivalents                            $ 2,989         $  2,381
  Marketable securities                                  4,802            2,529
  Restricted cash                                           50               50
  Prepaid expenses and other current assets                 73               23
  Note receivable from related party                        93               70
                                                       ------------------------

    Total current assets                                 8,007            5,053

Restricted cash                                             50               50
Property and equipment, net                              1,994            5,265
Other assets                                                49              549
Note receivable from related party                          90              340
                                                       ------------------------

                                                       $10,190         $ 11,257
                                                       ========================

LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of capital lease obligation          $   514         $    986
  Accounts payable and accrued expenses                    769            1,133
  Deferred revenue                                       1,650            2,708
                                                       ------------------------

    Total current liabilities                            2,933            4,827
                                                       ------------------------

Capital lease obligation                                   911            1,591
                                                       ------------------------

Deferred revenue                                           458            1,000
                                                       ------------------------

Series B mandatorily redeemable convertible
   preferred stock                                       6,888            6,903
                                                       ------------------------

Stockholders' deficit:
  Series A convertible preferred stock                   2,486            2,628
  Common stock                                               5                5
  Additional paid-in capital                             4,435            4,435
  Accumulated deficit                                   (7,926)         (10,132)
                                                       ------------------------

    Total stockholders' deficit                         (1,000)          (3,064)
                                                       ------------------------

                                                       $10,190         $ 11,257
                                                       ========================


                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                          1995       1996         1995        1996
                                         -------------------    --------------------

Revenue:
    Compound development revenue         $  759     $   675     $ 1,280     $ 2,150
    Compound development
        revenue -- related party              0         750           0       2,250
    License option fees                       0           0       1,000           0
                                         ------------------     -------------------
                                            759       1,425       2,280       4,400
                                         ------------------     -------------------

Costs and expenses:
    Cost of revenue                         550         645         942       1,607
    Cost of revenue -- related party          0         709           0       1,682
    Research and development                413         835       1,626       1,954
    General and administrative              384         735       1,190       1,563
                                         ------------------     -------------------
                                          1,347       2,924       3,758       6,806
                                         ------------------     -------------------

        Loss from operations               (588)     (1,499)     (1,478)     (2,406)

Interest income                              17          71          28         243
Interest expense                           (167)         (9)       (357)        (28)
                                         ------------------     -------------------

        Net loss                         $ (738)    $(1,437)    $(1,807)    $(2,191)
                                         ==================     ===================

Pro forma net loss per share                        $ (0.21)                $ (0.30)
                                                    =======                 =======

Shares used in computing
    pro forma net loss per share                      6,743                   7,210
                                                    =======                 =======


                                  ARQULE, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1995            1996
                                                                  ------------------------

Cash flows from operating activities:
  Net loss                                                        $(1,807)        $(2,191)
  Adjustment to reconcile net loss to
     net cash provided by operating activities:
   Depreciation and amortization                                      350             876
   Amortization of debt discount                                      157               0
   Decrease in prepaid expenses and other current assets               14              50
   Increase in other assets                                             0            (500)
   Increase in notes receivable from related party                      0            (250)
   Increase in accounts payable and accrued expenses                  136             506
   Increase in deferred revenue                                     1,958           1,600
                                                                  -----------------------

     Net cash provided by operating activities                        808              91
                                                                  -----------------------

Cash flows from investing activities:
   Purchases of marketable securities                                   0          (5,434)
   Proceeds from sale or maturity of marketable securities              0           7,707
   Decrease in restricted cash                                        188               0
   Additions to property and equipment                               (372)         (2,476)
                                                                  -----------------------

     Net cash used in investing activities                           (184)           (203)
                                                                  -----------------------

Cash flows from financing activities:
    Proceeds from bridge financing -- related party                   700               0
    Principal payments of capital lease obligation                   (269)           (496)
                                                                  -----------------------

     Net cash provided by (used in) financing activities              431            (496)
                                                                  -----------------------

   Net increase (decrease) in cash and cash equivalents             1,055            (608)

   Cash and cash equivalents, beginning of period                     425           2,989
                                                                  -----------------------

   Cash and cash equivalents, end of period                       $ 1,480         $ 2,381
                                                                  =======================


Supplemental disclosure of non-cash investing and financing activities:

     Capital lease obligations of $279 and $1,648 were incurred in the nine months ended September 30, 1995 and 1996, respectively, when the Company entered into leases for various machinery and equipment, furniture and fixtures, and leasehold improvements.

     During 1995, the Company converted $2,400 of bridge loans into 1,920 shares of Series A convertible preferred stock. In addition, during 1996, the Company converted $142 of interest relating to the bridge loans into 113 shares of Series A convertible preferred stock.

                                  ARQULE, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement Number 333-11105 on Form S-1, originally filed with the Securities and Exchange Commission on August 29, 1996 as amended. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of ArQule, Inc. as of September 30, 1996, and the results of its operations for the three and nine month periods ending September 30, 1995 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.


2.  DEFERRED ISSUANCE COSTS (UNAUDITED)

As of September 30, 1996, $500,000 of costs related to the initial public offering of the Company's common stock (Note 5) have been deferred, and will be offset against the proceeds of the offering. These costs are reflected on the balance sheet as other assets.


3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES (UNAUDITED)


Accounts payable and accrued expenses consist of the following (in thousands):

                                   December 31,               September 30,
                                      1995                        1996
                                   ------------               -------------

Accounts payable                      $369                      $  371
Accrued professional fees              176                         562
Accrued employee costs                  42                         165
Accrued interest expense               142                           0
Other accrued expenses                  40                          35
                                      ----                      ------

                                      $769                      $1,133
                                      ====                      ======

                                  ARQULE, INC.

4.  PRO FORMA NET LOSS PER SHARE (UNAUDITED)

Pro forma net loss per share is determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock which occurred upon the closing of the public offering of the Company's common stock as described in Note 5.

Common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve month period preceding the initial filing of Registration Statement Number 333-11105 have been included in the calculation of pro forma net loss per share using the treasury stock method and the initial public offering price of $12.00 per share as if outstanding for all periods presented through June 30, 1996.

Historical net loss per share has not been presented as the Series A convertible preferred stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than twelve months prior to the public offering.


5.  SUBSEQUENT EVENT (UNAUDITED)

On October 16, 1996, the Company completed its initial public offering of 2,500,000 shares of common stock which resulted in net proceeds of approximately $27.9 million. In conjunction with the initial public offering, all of the Company's outstanding preferred stock was converted into 6,219,948 shares of common stock.

                                  ARQULE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


OVERVIEW

         ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential with an initial focus on the pharmaceutical and biotechnology industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical and biotechnology partners: (i) Mapping Array compound sets, which are arrays of novel, diverse small molecule compounds used for screening and (ii) Directed Array compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

         The Company currently generates revenue through compound development and through license option fees. Compound development revenue relates to revenue from collaborative agreements, which provide for the development and delivery of Mapping Array and Directed Array sets. License option fee revenue represents payments made to the Company for the option to license certain ArQule compounds. The Company's revenue to date is primarily attributable to four major corporate collaborations: Pharmacia Biotech AB which was entered into in March 1995; Abbott Laboratories which was entered into in June 1995; Solvay Duphar B.V. which was entered into in November 1995; and Roche Bioscience which was entered into in September 1996. Under these collaborations, the Company has received payments of $11.4 million through September 30, 1996 ($1.0 million for license option fees; $10.4 million for compound development), of which $7.7 million has been recognized as revenue ($1.0 million for license option fees; $6.7 million for compound development). The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Cost of revenue represents the actual costs incurred in connection with the development, production and delivery of compounds. The Company is entitled to receive milestone and royalty payments if products generated under the collaborations are developed. In addition, the Company has entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array and Directed Array sets in exchange for joint ownership of resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

         The Company has not been profitable since incorporation and has incurred a cumulative net loss of $10.1 million through September 30, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on its ability to market its Mapping Array and Directed Array sets to pharmaceutical and biotechnology companies and the joint development and commercialization of products in which it has an economic interest.

RESULTS OF OPERATIONS

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenue. The Company's revenue was $0.8 million and $1.4 million for the three months ended September 30, 1995 and 1996, respectively. Revenue was $2.3 million and $4.4 million for the nine months ended September 30, 1995 and 1996, respectively. The increase was due primarily to an increase in compound development revenue related to the performance of work and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements. In the nine months ended September 30, 1995, the Company also recognized a $1.0 million license option fee related to the Pharmacia collaborative agreement.

         Cost of revenue. The Company's cost of revenue was $0.6 million and $1.4 million for the three months ended September 30, 1995 and 1996, respectively. Cost of revenue was $0.9 million and $3.3 million for the nine months ended September 30, 1995 and 1996, respectively. The increase was primarily attributable to facilities expansion, additional scientific personnel and the increased expenditures for supplies and overhead related to the performance of the work and the delivery of the Mapping Array and Directed Array sets pursuant to its collaborative agreements.

         Research and development expenses. The Company's research and development expenses were $0.4 million and $0.8 million for the three months ended September 30, 1995 and 1996, respectively. Research and development expenses were $1.6 million and $2.0 million for the nine months ended September 30, 1995 and 1996, respectively. The increase is due primarily to the advancement of internal research programs.

         General and administrative expenses. The Company's general and administrative expenses were $0.4 million and $0.7 million for the three months ended September 30, 1995 and 1996, respectively. General and administrative expenses were $1.2 million and $1.6 million for the nine months ended September 30, 1995 and 1996, respectively. The increase in general and administrative expense is due primarily to increased personnel costs and corporate activity.

         Net interest income (expense). The Company's net interest expense was $0.2 million for the three months ended September 30, 1995, which compared to net interest income of $0.1 million for the three months ended September 30, 1996. Net interest expense was $0.3 million for the nine months ended September 30, 1995, and net interest income was $0.2 million for the nine months ended September 30, 1996. Higher net interest income in 1996 resulted primarily from the Company holding higher cash balances following an equity investment in November 1995 by one of its corporate collaborators.

         Net loss. The Company's net loss was $0.7 million and $1.4 million for the three month periods ended September 30, 1995 and 1996, respectively. Net loss was $1.8 million and $2.2 million for the nine months ended September 30, 1995 and 1996, respectively. The change is primarily attributable to the continued increase in research and development activity levels as the Company further expanded its chemistry discovery and development programs.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company held cash and cash equivalents and marketable securities with a value of $4.9 million. The Company's working capital at September 30, 1996 was $0.2 million. The Company has funded operations to date with sales of preferred stock and common stock totaling $13.6 million, payments from corporate collaborators totaling $11.4 million, and the utilization of capital equipment lease financing totaling $3.6 million. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures with lease schedules ranging from 40 to 42 months in duration. As of September 30, 1996, the Company had utilized $3.1 million of the available $5.0 million financing facility.

         For the nine months ended September 30, 1996, the Company used $0.2 million and $0.5 million in investing and financing activities, respectively. These uses primarily reflect purchases of capital equipment and repayment of capital lease obligations. For the nine months ended September 30,1996, net cash provided by operating activities was $0.1 million reflecting the net loss of $2.2 million, offset primarily by an increase in deferred revenue due to additional payments received from corporate collaborators.

         On October 16, 1996, the Company raised approximately $27.9 million from the sale of 2.5 million shares of Common Stock in the Company's initial public offering. In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to shares of Common Stock.

         Management estimates that the proceeds from the initial public offering, together with the Company's existing cash equivalents, short-term investments, cash generated from operations and research funding from corporate collaborators, will enable the Company to maintain its current and planned operations at least through December 1998. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, competitive and technological advances, and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

                                  ARQULE, INC.




PART II - OTHER INFORMATION


Items 1 - 5 - None



Item 6(a) - Exhibit Index:
         Exhibit 11: Statement Regarding Computation of Unaudited Pro Forma Net Loss Per Share

         Exhibit 27:  Financial Data Schedule


Item 6(b) - REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  ARQULE, INC.




                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ArQule, Inc.





Date:  November 27, 1996               /s/ James R. Fitzgerald, Jr.
                                       ----------------------------------------
                                       James R. Fitzgerald, Jr.
                                       Vice President, Chief Financial Officer
                                       and Treasurer