Form 10-K
period 1996-12-31
ARQULE INC
filed 1997-03-31
CIK 1019695

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER: 000-21429

                                  ARQULE, INC.
             (exact name of registrant as specified in its charter)

                   DELAWARE                                     04-3221586
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

                200 BOSTON AVENUE, MEDFORD, MASSACHUSETTS 02155
          (Address of principal executive offices including zip code)

              Registrant's telephone number, including area code:
                                 (617) 395-4100

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
            (Title of each Class)                          on which registered
--------------------------------------------------------------------------------------------
                     None                                          None

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997 was: $76,261,110.

There were 9,857,737 shares of the registrant's Common Stock outstanding as of March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant's 1997 Annual Meeting of Shareholders to be held on May 14, 1997 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1996, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     ArQule has created a new technology platform for the discovery and production of novel chemical compounds with commercial potential. The Company has developed proprietary technologies for the identification and optimization of drug development candidates and agrichemicals. Using combinatorial chemistry, a modular building block approach to the development of compounds, structure-guided compound design, high speed parallel chemical synthesis and information technology, the Company rapidly develops large, diverse collections of compounds that have the potential to be biologically active. To date, the Company has entered into collaborative arrangements with Abbott Laboratories, Monsanto Company, Pharmacia Biotech AB, Roche Bioscience and Solvay Duphar B.V., and has formed joint discovery programs with several biotechnology companies.

     The Company's goal is to penetrate the product development pipelines of major pharmaceutical, biotechnology and agrichemical companies and to maximize the likelihood that active compounds are discovered and successfully developed. In order to achieve this goal, the Company pursues a strategy designed to maximize the number of biological targets against which its compounds are screened. ArQule believes that its technologies will allow its collaborative partners in the pharmaceutical, biotechnology and agrichemical industries to accelerate the product development process by several years, permitting them to realize significant cost reductions and the earlier recovery of research and development expenditures for successful drugs and agrichemicals. In addition, the Company believes its technologies will allow researchers to seek solutions to product development challenges previously deemed too costly or otherwise impractical because of the inherent limitations of traditional medicinal chemistry.

     The potential market for ArQule's proprietary modular building block technology is comprised of all consumers of novel chemical compounds, including developers of drugs, separations media, agrichemical products, industrial catalysts, specialty materials and other industrial products. The Company's initial business focus has been on the pharmaceutical, biotechnology and agrichemical industries.

APPLICATION OF THE COMPANY'S TECHNOLOGIES IN THE DRUG DISCOVERY INDUSTRY

  INDUSTRY BACKGROUND

     Traditional Drug Discovery and Its Limitations. Drugs are chemical compounds that modulate the activity of biological targets associated with particular disease states to achieve a desired therapeutic effect. The discovery and development of drugs has traditionally been a lengthy, expensive and often unsuccessful process. Typically, it takes 12 to 15 years from the original concept of modulating the activity of a particular biological target to the market introduction of a drug that performs such a function. The average cost of bringing a new drug to market has been estimated to be in excess of $300 million.

     The first major step in the drug discovery process is the identification of one or more compounds that interact with a biological target, such as an enzyme, receptor or other protein, that is associated with a disease state. To identify such a compound, collections of compounds are tested or screened for activity with respect to the biological target. A compound that interacts with a target is referred to as a hit, and a hit with characteristics making it suitable as a potential drug is referred to as a lead compound.

     Historically, drug developers have obtained collections of chemical compounds for screening from natural product sources and by synthesis. These collections are often neither sufficiently diverse to be likely to result in a hit nor preselected to include compounds with promising structures or desirable drug characteristics. This random screening approach has yielded a relatively small percentage of hits and only a relatively small portion of those hits have resulted in lead compounds.

     The second major step in the drug discovery process is the optimization of a lead compound by the sequential synthesis and testing of variations, or analogs, of a lead compound to identify promising drug development candidates. A drug development candidate is a lead compound that in preclinical studies demonstrates pharmacological efficacy, lack of toxicity, potency, selectivity and other desirable characteristics such as oral availability, cell penetration and stability. Using traditional medicinal chemistry, lead optimization has required an average of two years of synthesizing hundreds of analogs of a lead compound and has been the most expensive and time consuming part of the drug development process prior to clinical testing. The synthesis of a single compound analog takes approximately 7 to 10 days and costs approximately $7,500. As a result, a chemist is usually able to synthesize only 100 to 200 analogs per year. On average, as many as 6,000 chemical compounds may be synthesized per successful drug at a cost of approximately $45 million in chemistry costs.

     Drug Development in Transition. Lower profit margins, shorter product lives, the proliferation of generic drugs, managed care and cost containment initiatives, combined with scientific and technological advances, have created powerful incentives for drug developers to explore new technologies to discover novel drugs more quickly and cost effectively. The growing biotechnology and gene discovery (genomics) industries are rapidly identifying numerous new biological targets and developing highly sensitive assays incorporating these targets. Advances in robotics have led to automated high throughput screening systems, allowing biologists to assay large numbers of chemical compounds against novel targets. These developments have resulted in increased demand for large and diverse collections of novel compounds.

     In addition, in recent years, structure-guided and rational drug design approaches have allowed scientists, using structure-activity relationship ("SAR") data about biological targets, to design compounds that are likely to show activity with respect to a biological target. These developments, together with the developments referred to in the preceding paragraph, have resulted in a proliferation of hits, generating demand for tools to rapidly create analogs of hits and optimize lead compounds.

     Current Combinatorial Chemistry Technology and Its
Limitations. Combinatorial chemistry is the rapid creation of hundreds of thousands of chemical compounds, most of which do not exist in nature, for the purpose of rapidly identifying hits through random screening. Current combinatorial chemistry has been successful in producing large numbers of compounds and correspondingly large numbers of hits. However, current combinatorial chemistry techniques have been less successful in generating lead compounds and, ultimately, drug development candidates for some or all of the following reasons:

     - Time-Consuming Isolation of Hits. In certain combinatorial chemistry applications, large numbers of chemical compounds are synthesized and screened in mixtures. Hits must therefore be isolated from the mixtures, which is a costly, slow, labor-intensive process.

     - Lack of Structural and SAR Information. Once a hit is isolated, many current combinatorial techniques fail to facilitate the identification of the structure of the hit or to provide SAR data to guide the lead optimization process.

     - Incompatibility with Drug Developers' Screening Protocols. Many combinatorial compounds are produced in a format that is incompatible with standard screening protocols of drug developers. In addition, once a hit is found and the compound is isolated, significant additional work must often be performed by the combinatorial chemistry company to determine the structure of the compound. Drug developers relying on this format may therefore be required to transfer hits to the combinatorial chemistry company.

     - Limitations of Solid Phase Chemistry. Several combinatorial chemistry techniques involve the production of compounds using solid phase chemistry in which compounds are attached to small beads. Because many compounds with desirable chemistries cannot be synthesized using solid phase chemistry, collections of compounds based exclusively on solid phase chemistry may have limited diversity.

     - Limited Compound Quantities. Certain current combinatorial chemistry techniques produce very small quantities of each compound, which limits further testing once a lead compound is found and precludes archiving of compounds for future testing against additional targets.

     - Scale-Up Limitations. Many current combinatorial chemistry techniques involve laboratory methods that cannot be easily translated into large scale manufacturing processes. This creates the possibility that active compounds will be identified that are difficult or impractical to produce in quantities necessary for clinical trials or commercial production.

     - Unproductive Screening. Because certain combinatorial chemistry techniques involve the screening of random compounds without preselection for desirable drug characteristics, suitable lead compounds often can be identified only after many unproductive screenings. In addition, testing of mixtures frequently produces equivocal or false positive screening results because the observed activity with a biological target is caused by several compounds within the mixture rather than the interaction of an individual compound with a target, leading to further unproductive screening.

     Although recent developments in combinatorial chemistry have shortened the time between identifying a biological target and obtaining a hit in the target assay, the proliferation of hits has not led to a commensurate increase in lead compounds. In addition, current combinatorial chemistry techniques have not significantly improved the lead optimization process and, therefore, have not significantly shortened the time it takes to produce a drug development candidate from a lead compound.

  THE ARQULE REVOLUTION

     ArQule believes its modular building block technology overcomes many of the limitations of current combinatorial chemistry approaches by achieving targeted diversity to accelerate the identification and optimization of lead compounds. Targeted diversity is the design of diverse compound arrays that are biased toward specific biological targets by selecting molecules from a variety of chemical classes and constructing compound arrays in a manner believed to increase the probability of discovering one or more active compounds for those biological targets.

     Many organic molecules, including amino acids, peptides, nucleosides, carbohydrates, steroids and alkaloids, may be viewed as comprised of structural components, consisting of a scaffold, or core structure, around which a set of substituent groups and connectors (bonds) is varied. ArQule's scientists have developed proprietary methods for selecting and combining molecular components, or building blocks, to produce arrays of compounds that possess properties they believe will exhibit activity in biological systems.

     Using SAR data regarding biologically active compounds and modular molecular components, ArQule's synthetic and computational chemists work together to rapidly design compound arrays that include all combinations of a set of selected building blocks around a common core structure or theme. ArQule's arrays are created by using structure-guided and rational drug design tools to systematically select and assemble molecular building blocks with properties the Company's scientists believe are likely to exhibit biological activity. Each compound in the array is different from the adjacent compound as a result of a single structural modification. Each ArQule array omits compounds that are closely analogous to other compounds in the array, using representative diversity to create a logical representation of a virtual library of hundreds of times as many compounds as are in the array. Drug developers are able to realize significant savings by screening the thousands of compounds in each ArQule array rather than the millions of compounds they represent. In addition, the SAR data of compounds within the array provides a navigational tool for lead optimization by indicating the most promising investigational direction for analoging.

     In order to enhance the effectiveness of this modular building block technology, ArQule integrates the following tools:

     - structure-guided design;

     - a proprietary "automated molecular assembly plant" (AMAP) system for high speed parallel synthesis, purification and structural verification of chemical compounds; and

     - proprietary computer applications that facilitate the integration of all of the Company's proprietary technologies.

     Structure-Guided Design. ArQule's scientists believe that the likelihood of generating a drug development candidate can be substantially increased if the collection of compounds used for screening is created using three-dimensional structural and SAR data. The Company designs its arrays based on chemical structures that are believed to be biologically active and also on SAR data regarding a particular target and a particular lead compound. Using this data, as well as knowledge of the chemical reactions that are feasible using high speed parallel synthesis, ArQule's scientists design logically arranged arrays of diverse compounds that can easily be synthesized. The Company believes that this approach will accelerate the lead discovery and optimization process by increasing the probability of identifying a lead compound that will result in a drug development candidate.

     The AMAP High Speed Parallel Synthesis System. Using its "automated molecular assembly plant" (AMAP) system, ArQule synthesizes, purifies and verifies structural information for individual compounds through automated high speed parallel synthesis. The AMAP system is capable of synthesizing thousands of compounds per day, each in milligram quantities adequate for multiple screens, analyzing such compounds for structural integrity and purity, registering the structural data in a relational database, and delivering the compounds in a 96-well microtiter plate format for high throughput screening.

     Integrated Proprietary Computer Applications ("Informatics"). ArQule has developed a proprietary information system which incorporates (i) databases of the molecular structures of building blocks and the compounds in its arrays,
(ii) multi-dimensional matrix geometry which provides guidance for the creation of the Company's spatially addressable arrays of compounds containing systematic variations of modular building blocks, (iii) instructions for the robotics involved in the AMAP parallel synthesis production process, (iv) resulting databases of structural information regarding the compounds produced in any particular array which can be supplied in a format compatible with customers' own data registration systems and (v) databases of SAR data regarding particular compounds and their molecular components contained in an array generated when these compounds are screened against biological targets. This integrated information system enables ArQule to gather and apply data on an ongoing basis to enhance the efficiency of the production process and to design compounds based on a growing knowledge of the structure and activity of its molecular components.

  ADVANTAGES OF ARQULE'S COMBINATORIAL DRUG DISCOVERY AND DEVELOPMENT PLATFORM

     The Company believes the integration of its technological capabilities offers a unique combinatorial drug discovery and development platform. This platform offers the following significant advantages over current combinatorial chemistry approaches:

     - Elimination of Isolation Issues. Unlike combinatorial chemistry processes involving the production of synthesized compounds in mixtures, ArQule's AMAP system produces one compound per well, with each well containing a known compound with a high level of purity.

     - Enhanced Structural and SAR Data. ArQule produces arrays using preselected modular building blocks that its scientists believe are likely to produce lead compounds with desirable characteristics, and, in the case of Directed Array sets, based upon the SAR data of the target and/or lead compound. As a result, the Company believes the success rate for drugs developed using its arrays will be improved and the risk of downstream clinical failure will be reduced. The wealth of SAR data available with respect to compounds in its arrays will also facilitate the development of analogs for the further optimization of active compounds.

     - Compatibility with Drug Developers' Screening Protocols. ArQule's compounds are delivered to its collaborators in 96-well microtiter plates containing one known compound per well. This delivery format is compatible with most existing screening protocols and permits the owner of the assay to screen compounds in its own laboratories, thereby having complete control over the screening process.

     - Solution and Solid Phase Chemistry. ArQule's compounds may be produced using either solution or solid phase chemistry, permitting the creation of a broad range of novel chemical compounds.

     - Significant Compound Quantities. ArQule's compounds are delivered to its collaborators in milligram quantities, permitting the collaborator to engage in extensive testing of a lead compound or to screen compounds against multiple biological targets without having to obtain additional samples from the Company.

     - Ease of Scale-Up. ArQule's compounds are produced using fully reproducible and scalable manufacturing processes.

     - Reduction in Unproductive Screening. By creating logical arrays of compounds based on known structural and SAR data and eliminating compounds that are closely analogous to others in the array, ArQule believes that fewer compounds will need to be screened prior to identifying compounds with activity. In addition, because ArQule delivers single compounds for screening, such compounds do not generate the false positives and false negatives associated with screening mixtures of compounds.

     ArQule believes these significant advantages will allow its collaborative partners to accelerate the drug discovery process by several years by shortening the time required to identify a lead compound and to optimize that compound into a drug development candidate. This acceleration should permit drug developers to realize significant cost reductions and the earlier recovery of research and development expenditures for successful drugs.

APPLICATION OF THE COMPANY'S TECHNOLOGIES IN THE AGRICHEMICAL INDUSTRY

     Industry Background. Agrichemicals are chemical products used in the agricultural industry. Examples of agrichemicals are herbicides, pesticides, fungicides, bactericides and soil treatment agents. Historically, agrichemical developers have obtained chemical compounds for screening from natural product sources and by traditional medicinal synthesis, and then screened those compounds against whole organisms rather than specific molecular targets. Lead compounds have traditionally been optimized using medicinal chemistry techniques similar to those used in the drug industry. Agrichemicals are also expensive and time-consuming to develop. As an example, the American Crop Protection Association estimates that development, testing, and regulatory approval of a pesticide product typically requires eight to ten years and may cost up to $50 million.

     As in the case of the pharmaceutical industry, the agrichemical industry is under pressure to identify lead compounds for the development of new products. As patents expire on existing products and generic equivalents become available, developers must introduce improved products to stay competitive and maintain profit margins. To gain market acceptance of a new product at a premium price, the product must provide some advantage to the customer as compared with existing products, such as an improvement in environmental profile, user health and safety, consumer health and safety, user convenience, or effectiveness at lower concentrations. Alternatively, a producer can maintain profit margins on a product sold without a premium if that product can be manufactured at a lower cost. Therefore, products in the agrichemical industry have historically been subject to a cost-benefit analysis that only recently has affected the pharmaceutical industry with the advent of managed care.

     Combinatorial Chemistry in the Agrichemical Industry. The agrichemical industry is now adopting new technologies including high throughput screening and combinatorial chemistry for many of the same reasons as the pharmaceutical industry. The limitations of certain combinatorial chemistry techniques, as described in the context of the pharmaceutical industry, are also applicable to the agrichemical industry. Indeed, compound quantities and scale-up issues are perhaps more important to the agrichemical industry than the pharmaceutical industry.

     - Compound Quantities. The agrichemical industry has historically used whole-organism screening methods and has not completed the transition to screening for specific molecular targets. These whole-organism assays consume quantities of test compounds in excess of the quantities produced using certain current combinatorial chemistry techniques.

     - Scale-Up. As compared with the pharmaceutical industry, the agrichemical industry manufactures and sells larger quantities of product at a lower margin. In addition, these products will not succeed in the marketplace unless they offer a clear advantage over existing products, with cost-effectiveness as a major factor. Because of these constraints, the ease and cost of manufacture for a product is a more important consideration in the agrichemical industry than in the pharmaceutical industry.

     The ArQule Advantage. The advantages of the ArQule approach to combinatorial chemistry, as described in the context of the pharmaceutical industry, are also advantages for the agrichemical industry. Indeed, the ArQule combinatorial compound discovery and development platform satisfies the important considerations of adequate compound quantities for initial screening and ease of scale-up for manufacturing.

ArQule's compounds are delivered to its collaborators in milligram quantities sufficient for whole-organism screening methods, which are traditionally used in agrichemical development. In addition, ArQule's compounds are produced using fully reproducible and scalable manufacturing processes.

ARQULE'S PRODUCTS

     ArQule's integrated technologies result in the production of significant quantities of pure small molecule compounds contained in a logically structured spatially-addressable array. ArQule provides its collaborative partners with two types of arrays of synthesized compounds: (i) Mapping Array compound sets, which are arrays of novel, diverse, small molecule compounds used for screening against biological targets and (ii) Directed Array compound sets, which are arrays of analogs of a particular lead compound synthesized for the purpose of optimizing that lead compound.

     Mapping Array Program. ArQule's Mapping Array Program is a multi-year subscription to annual Mapping Array compound sets which are designed around certain core structures or themes selected by ArQule. Through this program, the Company provides 15 to 20 Mapping Array compound sets, on an annual basis, each containing between 3,000 and 10,000 individual compounds for a minimum aggregate of 100,000 compounds. The Mapping Array Program is provided to subscribers without limitation as to the targets against which the compounds may be screened. ArQule believes this approach will maximize the number of targets against which its Mapping Array sets are tested, thereby maximizing the potential for identifying activity for each compound in the array. Initially, the Company provides its Mapping Array sets on a non-exclusive, subscription fee basis for screening purposes only. If a compound shows activity in a subscriber's assay, the subscriber may license that compound from the Company for development purposes on an exclusive basis, unless such compound has already been licensed to another collaborative partner. The Company does not provide any structural information regarding the compounds in the Mapping Array sets until a particular compound is licensed.

     Directed Array Programs. Under its Directed Array Programs, the Company provides Directed Array sets in order to optimize lead compounds. In a Directed Array set, the Company uses its modular building block technology to create analogs of a lead compound identified by the collaborator, either independently or as a result of screening a Mapping Array set. Successive Directed Array sets are generated in order to identify the analog or analogs having the greatest biological activity and most desirable development characteristics. When delivering each Directed Array set, the Company provides the collaborator with structural information for each compound in the array, and each compound is owned by the collaborator either individually or jointly with ArQule, subject to the payment of fixed fees, milestones and royalties to the Company. Under a typical Directed Array Program, ArQule provides three to seven Directed Array sets, each averaging about 1,000 analogs of a particular lead compound chosen by a collaborator in consultation with ArQule.

BUSINESS STRATEGY

     ArQule's goal is to become the leading drug and chemical product discovery company by using its high throughput molecular technologies to design, synthesize and test high performance molecules for health care and specialty chemical applications. The Company seeks to penetrate the product development pipelines of pharmaceutical, agrichemical and biotechnology companies and to maximize the likelihood of the discovery of activity and successful development of commercial compounds. Key elements of the Company's strategy include:

     - Collaborations with Pharmaceutical and Agrichemical Companies. The Company seeks collaborations with those companies that have established manufacturing, marketing and sales resources and a strong commitment to the development of pharmaceutical or agrichemical products. ArQule offers to each of its collaborative partners access to its Mapping Array Program for an annual subscription fee and provides, if requested, customized Directed Array Programs for a fixed fee. In addition, the Company is entitled to payments upon the achievement of certain milestones and royalties upon the commercialization of products developed by the collaborator from ArQule compounds. The Company plans to pursue additional collaborations aggressively to gain access to additional targets and development expertise, and to generate additional revenue.

     - Joint Discovery Programs with Biotechnology Companies. Biotechnology companies have identified numerous proprietary biological targets and assays and therefore represent important potential collaborators for joint discovery and development efforts using ArQule's Mapping Array and Directed Array sets. ArQule provides Mapping Array and Directed Array sets to biotechnology companies in exchange for joint ownership of any lead compounds that exhibit activity in the proprietary assays developed by the biotechnology company collaborators. ArQule seeks collaborators with promising drug development programs in a broad range of therapeutic areas.

     - Expansion of Proprietary Drug Discovery Capabilities. The Company intends to expand its proprietary drug discovery capabilities by developing or acquiring, either independently or in partnership with others, proprietary biological targets, proprietary assays and the capability to screen its compounds against such assays. The Company will also consider investing in the lead optimization and initial preclinical and clinical development efforts for selected lead compounds in order to realize a greater portion of the value created by its technologies.

     - Extension of Chemistry Tools to Other Areas. The Company intends to extend its integrated technologies outside the fields of pharmaceuticals, agrichemicals and bioseparations to a variety of other applications, including industrial catalysts and polymeric structures for non-biological applications.

     - Continued Investment in Proprietary Chemistry Technology. ArQule intends tocontinue its aggressive investment in proprietary chemistry technologies through internal development and licensing of third party technologies. ArQule will also continue to invest in improving the cost-effectiveness of its products through automation and information technologies.

ARQULE'S PRODUCT DISCOVERY PROGRAMS

  Pharmaceutical and Agrichemical Company Collaborations

     To date, the Company has entered into the following major collaborations with pharmaceutical and agrichemical companies:

     Abbott Laboratories. In June 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott") pursuant to which Abbott subscribed to the Company's Mapping Array Program and has the right to request customized Directed Array sets (the "Abbott Agreement"). To date, the Company has provided Abbott with several Mapping Array and Directed Array sets. In August 1996, the Abbott Agreement was amended to provide for the Company to supply Abbott with additional Mapping Array sets and to eliminate restrictions on the period during which Abbott may screen the Mapping Array sets. In December 1996, the Abbott Agreement was further amended to extend the term of the Abbott Agreement until March 1999, to provide for the Company to supply Abbott with additional Mapping Array sets during such extended period and to provide for the payment by Abbott of additional research and development funding during such extended period. Abbott may not terminate the Abbott Agreement prior to March 1999 without cause. Absent early termination, Abbott has agreed to pay the Company $6.8 million through March 1999. Abbott is also obligated under the Abbott Agreement to make additional payments upon the achievement of certain milestones and to pay royalties on the sale of drugs that may result from the relationship. To date, Abbott has paid the Company an aggregate of $5.0 million under the Abbott Agreement.

     Monsanto Company. In December 1996, the Company entered into a collaborative agreement with Monsanto Company ("Monsanto"), pursuant to which Monsanto subscribed to the Company's Mapping Array Program and the Company agreed to synthesize Directed Array sets from compounds provided to the Company by Monsanto and/or developed by the Company under the Mapping Array Program (the "Monsanto Agreement"). Assuming Monsanto requests the synthesis of at least one Directed Array per year over the term of the Monsanto Agreement, the Company will receive a minimum of $12.0 million over five years. Monsanto is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of products that may result from the relationship. The Monsanto Agreement expires in December 2001, subject to Monsanto's right to extend the term of the Monsanto Agreement for two additional one-year periods. Monsanto has the right to terminate the Mapping Array Program and/or the Directed Array Program on six months' written notice at any time subject to its payment of a termination fee equal to the aggregate minimum amount that would have been paid to the Company by Monsanto under the program to be terminated over the entire five-year term. To date, Monsanto has paid the Company an aggregate of $0.8 million under the Monsanto Agreement.

     Pharmacia Biotech AB. In March 1995, the Company entered into a collaborative agreement with Pharmacia Biotech AB ("Pharmacia"), a wholly-owned subsidiary of Pharmacia & Upjohn, Inc., to allow Pharmacia to evaluate the utility of the Company's technology for the development of products in the fields of bioseparations, synthesis of biomolecules and cell culture (the "Pharmacia Agreement"). On the same date, the Company and Pharmacia also signed an agreement under which Pharmacia has an option to acquire an exclusive, worldwide license to develop and commercialize specified compounds generated by the Company in additional fields covered under the Pharmacia Agreement, subject to the payment by Pharmacia of additional fees and the negotiation and execution by the parties of a license agreement containing commercially reasonable terms (the "Option Agreement"). To date, Pharmacia has paid the Company an aggregate of $2.5 million under the Pharmacia Agreement and the Option Agreement.

     Roche Bioscience. In September 1996, the Company entered into a collaborative agreement with Roche Bioscience ("Roche Bioscience"), a division of Syntex (U.S.A.) Inc. and indirect subsidiary of Roche Holding Ltd., pursuant to which the Company will synthesize Directed Array sets from compounds provided to the Company by Roche Bioscience, developed by the Company internally and/or developed by the Company as a part of the collaboration (the "Roche Bioscience Agreement"). Absent early termination, Roche Bioscience will pay the Company approximately $12.1 million over three years. The parties may jointly agree to increase the number of Directed Array sets to be provided by the Company under the Roche Bioscience Agreement, which may result in increased payments to the Company. Roche Bioscience is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The Roche Bioscience Agreement expires in September 1999 and is terminable by Roche Bioscience on or after September 1998 on six months' advance notice. If such termination occurs on September 30, 1998, the Company will have received payments of approximately $8.4 million from Roche Bioscience through that date and no further payments, other than milestone payments and royalties, will be due to the Company. To date, Roche Bioscience has paid the Company an aggregate of $3.6 million under the Roche Bioscience Agreement.

     Solvay Duphar B.V. In November 1995, the Company entered into a collaborative agreement with Solvay Duphar B.V. ("Solvay") pursuant to which Solvay has subscribed to the Company's Mapping Array Program and has the right to request customized Directed Array sets (the "Solvay Agreement"). To date, the Company has provided Solvay with several Mapping Array and Directed Array sets. Absent early termination, Solvay agreed to pay the Company a minimum of $17.5 million over five years. Solvay is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The Solvay Agreement expires in November 2000. Solvay has the right to terminate the Mapping Array Program on twelve months' written notice at any time subject to its payment of a termination fee of approximately $1.0 million. Solvay may also terminate the delivery of Directed Array sets on six months' written notice at any time subject to its payment of a termination fee equal to a certain percentage of the aggregate research payments made by Solvay in the year in which notice is given. If Solvay gave notice to terminate both programs on March 7, 1997, as of the effective termination dates, Solvay would have paid the Company $4.3 million, not including the termination fees. No further payments would be due from Solvay other than milestone or royalty payments. To date, Solvay has paid the Company an aggregate of $4.3 million under the Solvay Agreement. In connection with this collaboration, an affiliate of Solvay, Physica B.V., made a $7.0 million equity investment in the Company. See "Certain Transactions." Under the Solvay Agreement, Solvay has the right to license, on an exclusive basis, lead compounds identified from a Mapping Array set that are active against specified biological targets and that have not previously been committed to another of ArQule's collaborative partners or to an internal program of the Company. Solvay also has the right to use certain of ArQule's technologies internally.

  Joint Discovery Programs with Biotechnology Companies

     ArQule has initiated joint programs for lead generation and optimization with a number of biotechnology companies. Some of ArQule's biotechnology collaborators and their areas of focus are listed below:

             COMPANY                             AREA OF FOCUS
---------------------------------    -------------------------------------
Aurora Biosciences, Inc.             Mammalian Cell-Based Assays
Cadus Pharmaceuticals Corporation    Signal Transduction
Cubist Pharmaceuticals, Inc.         Infectious Diseases
ICAgen, Inc.                         Ion Channel Receptors
Scriptgen Pharmaceuticals, Inc.      RNA/Protein Interaction
                                     Gene Transcription/Transcription
Signal Pharmaceuticals, Inc.         Factors
SUGEN, Inc.                          Signal Transduction
T Cell Sciences, Inc.                T Cell Activation/Inhibition

     In the United States, small biotechnology companies have been highly successful in the discovery of biological targets associated with disease states. Many of these companies, however, lack both (i) large libraries of chemical compounds to screen against identified targets and (ii) the sophisticated chemistry expertise required to optimize compounds once a lead compound has been identified. Under the Company's typical arrangement with a biotechnology company, ArQule provides Mapping Array sets for screening without collecting upfront fees, and the biotechnology company executes a preliminary material transfer agreement. If the collaborator detects an active compound within a Mapping Array set, and that compound has not been previously committed to a third party or to an internal ArQule program, the Company and the collaborator establish a joint discovery program and execute the research collaboration agreement that is attached to the material transfer agreement. If the parties are unable to negotiate the scope of a joint discovery program within a certain period, ArQule has the right to license such compound to any third party.

     Although ArQule's formal research collaboration agreement varies from transaction to transaction, it typically establishes a joint drug development program for the lead compound and a particular target, and gives ArQule shared control over the program.

MARKETING AND SALES

     The Company markets its products directly to customers through participation in trade conferences and seminars and publications in scientific and trade journals.

     To date, the Company has sold its products to its collaborative partners primarily through the efforts of its senior management. The Company's senior management has limited experience in marketing products similar to those of the Company. In order to achieve significant long-term growth in revenues and its overall strategic goals, the Company intends to hire several dedicated sales and marketing personnel. There can be no assurance that the Company will be able to achieve anticipated expansion of its business, attract a significant number of new collaborative partners as customers or build an efficient and effective sales and marketing organization. In the event the Company is unable to achieve any one or more of the foregoing goals, the Company's business, financial condition and results of operations could be materially adversely affected. In addition to the risks inherent in the Company's efforts to market its own products, the Company's revenues from royalties and milestone payments from its collaborative partners are substantially dependent upon the marketing efforts of such collaborative partners.

RESEARCH AND DEVELOPMENT

     ArQule intends to continue its aggressive investment in its proprietary technologies through internal development and licensing of third party technologies in order to increase the diversity and improve other characteristics of the compounds offered. The Company will also continue to invest in improving the cost-effectiveness of its products and capabilities through automation and information technologies. The Company is actively pursuing research projects aimed at identifying and developing new chemistries to improve and expand on its Mapping Array and Directed Array Programs. The Company is also undertaking collaborations with other researchers in order to pursue the possible acquisition of chemistries and other technologies developed by academic institutions and other third parties.

PATENTS AND PROPRIETARY RIGHTS

     ArQule has one issued patent and has filed a number of patent applications. There can be no assurance that patent applications filed by ArQule will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to or licensed by ArQule will not be challenged, narrowed, invalidated or circumvented. The Company may also be subject to proceedings that result in the revocation of patent rights previously owned by or licensed to ArQule, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its products. There can be no assurance that ArQule will be able to obtain such licenses on acceptable terms, if at all. In addition, there may be pending or issued patents held by parties not affiliated with ArQule that relate to the technology utilized by ArQule. As a result, ArQule may need to acquire licenses, to assert infringement, or contest the validity, of such patents or other similar patents which may be issued. ArQule could incur substantial costs in defending itself against patent infringement claims, interference proceedings, opposition proceedings or other challenges to its patent rights made by third parties, or in bringing such proceedings or enforcing any patent rights of its own.

     The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees, consultants and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are intended to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and provide for ownership by the Company of proprietary technology developed at the Company or with the Company's resources. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information or that adequate remedies would exist in the event of such unauthorized use or disclosure. The loss or exposure of trade secrets possessed by ArQule could have a material adverse effect on its business.

COMPETITION

     Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical or agrichemical development. The Company's services and products face competition based on a number of factors, including size, diversity and ease of use of libraries of compounds, speed and costs of identifying and optimizing potential lead compounds and patent position. ArQule competes with the research departments of pharmaceutical companies, biotechnology companies, agrichemical companies, combinatorial chemistry companies and research and academic institutions. Many of these competitors have greater financial and human resources and more experience in research and development than the Company. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators. In addition to competition for customers, these companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Historically, pharmaceutical and agrichemical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent a significant potential market for ArQule's products and services, are developing in-house combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include extracts from natural products such as plants and microorganisms and compounds created using rational design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company is working either on their own or through collaborative efforts.

     The Company anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. The Company's processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of the Company's competitors. The existing approaches of the Company's competitors or new approaches or technology developed by the Company's competitors may be more effective than those developed by the Company.

     There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than the Company, thus rendering the Company's technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATION

     Although the manufacture, transportation and storage of the Company's products are subject to certain laws and regulations discussed in the last paragraph of this section, the sale of the Company's products is not subject to significant government regulations. However, the Company's future profitability is dependent on the sales of pharmaceuticals and other products developed from the Company's compounds by its customers and collaborators. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of the Company, or in the event the Company decides to develop a drug beyond the preclinical phase. The nature and the extent to which such regulation may apply to the Company's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by the Company's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

     Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, the Company or its customer will be required to file an NDA and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

     Fertilizers, pesticides and other agrichemicals are heavily regulated in the United States. The EPA regulates such products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Agrichemicals are also regulated by various state agencies. Some states, such as California, have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and Federal approvals obtained under FIFRA. Small scale field testing usually can be conducted prior to product registration to evaluate product efficacy. To conduct large scale tests, a company must obtain an Experimental Use Permit which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require extensive toxicology and environmental testing to substantiate product safety prior to obtaining a product registration. Commercial sale of agrichemicals requires a product registration for each pest and crop for which the product is used.

     The research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

EMPLOYEES

     As of February 28, 1997, ArQule employed 66 people of whom 29 have Ph.D. degrees. Of these, 45 were engaged in operations, 12 were engaged in research and development and 9 were engaged in marketing and general administration. None of ArQule's employees are covered by collective bargaining agreements. ArQule believes its employee relations are good.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

             NAME               AGE                           POSITION
------------------------------  ----   -------------------------------------------------------
Eric B. Gordon................   49    President, Chief Executive Officer and Director
Joseph C. Hogan, Jr., Ph.D....   55    Chairman of the Board, Senior Vice President of
                                       Research and Development, Chief Scientific Officer
David L. Coffen, Ph.D.........   58    Vice President of Chemistry
James R. Fitzgerald, Jr.......   52    Vice President, Chief Financial Officer and Treasurer
John M. Sorvillo, Ph.D........   42    Vice President of Business Development

     Eric B. Gordon has been the President and Chief Executive Officer of the Company since January 1996. From 1987 until he joined the Company, Mr. Gordon served in various capacities in the United States and Europe with Pasteur Merieux Connaught -- U.S., a pharmaceutical company, most recently as Vice President and Chief Financial Officer. In addition, since 1993 he held the additional position of Chief Executive Officer of Virogenetics Corporation, a partially owned joint venture company and since 1994 Vice President and Treasurer of Pasteur Merieux. Mr. Gordon received his A.M.P. from the Wharton School of Business of the University of Pennsylvania and his B.S. in Accounting and Finance from Syracuse University.

     Joseph C. Hogan, Jr., Ph.D. is a founder of the Company and has served as the Chief Scientific Officer and Senior Vice President of Research and Development since its inception. Dr. Hogan has served as the Chairman of the Board since January 1996. From 1990 until he founded the Company, Dr. Hogan was the founder and president of Applied Modular Chemistries, Inc., a chemistry company. Dr. Hogan received his M.S. and B.S. in Chemistry from Boston College and his Ph.D. from Boston College and the Max Planck Institut fuer Kohlenforschung, Muelheim/Ruhr, Germany.

     David L. Coffen, Ph.D. has been the Vice President of Chemistry since July 1995. From 1971 until he joined the Company, Dr. Coffen was employed by Hoffman-LaRoche Inc., a pharmaceutical company, in a variety of positions, most recently as Vice President of Molecular Sciences. Dr. Coffen received his Ph.D. in Synthetic Organic Chemistry from the Massachusetts Institute of Technology and his B.S. in Chemistry from the University of Toronto.

     James R. Fitzgerald, Jr. joined the Company in July 1996 as the Vice President, Chief Financial Officer and Treasurer. From 1988 until he joined the Company, Mr. Fitzgerald was the Chief Financial Officer of Hoyts Cinemas Corporation, an owner and operator of cinemas. Mr. Fitzgerald received his M.B.A. and his B.A. in Economics from Northeastern University.

     John M. Sorvillo, Ph.D. joined the Company in December 1995 as Vice President of Business Development. Prior to joining the Company, Dr. Sorvillo had provided consulting services to the Company since August 1995. From 1985 until he joined the Company, Dr. Sorvillo was employed by Oncogene Science, Inc., a biotechnology company, in a variety of positions, most recently as Vice President and General Manager. Dr. Sorvillo attended the Massachusetts Institute of Technology Program for Senior Executives. He received his Ph.D. in Immunology from the New York University Medical Center and his B.A. in Biology from the City University of New York, Hunter College.

ITEM 2.  PROPERTIES

     ArQule's research facilities include approximately 51,389 square feet of laboratory and office space in Medford, Massachusetts pursuant to three lease agreements. These leases extend through July 30, 2001, at which time the Company has an option to renew the leases for an additional five year period.

     ArQule believes its current facilities are adequate for its current operations. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1996, two individuals asserted that they are entitled to compensation from certain of the Company's stockholders and/or the Company equal to approximately five percent of the equity interests in the Company for services in connection with the initial financing of the Partnership in 1993. No litigation has been commenced and settlement discussions are in progress. However, no assurance can be given that such individuals will not commence litigation relating to such claims. The Company intends to vigorously defend any claim brought by such individuals and believes that it has meritorious defenses to such claims. No assurances can be given regarding the outcome of any such litigation.

     Except as stated above, ArQule is not a party to any other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market on October 16, 1996 under the symbol "ARQL". Prior to October 16, 1996, there was no public market for the Common Stock or any other securities of the Company.

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for the Company's Common Stock:

                                                                           HIGH     LOW
                                                                          ------   ------
     1996
     Fourth Quarter (from October 16, 1996).............................  $15.75   $ 9.00
     1997
     First Quarter (through March 4, 1997)..............................   24.25    14.75

     As of March 4, 1997, there were approximately 58 holders of record of the Company's Common Stock.

     Under its Amended and Restated 1994 Equity Incentive Plan and pursuant to Rule 701 of the Securities Act of 1933, as amended (the "Securities Act"), the Company has granted options for 1,372,420 shares of the Company's Common Stock as of December 31, 1996. As of such date, an option for 625 shares of Common Stock had been exercised at $0.02 per share.

     In April 1996, all accrued interest outstanding through November 1995 on a series of bridge loans to the Company from certain stockholders in the aggregate amount of $2,400,000 (the "Bridge Loans") was converted into shares of Series A Convertible Preferred Stock, $0.01 par value (the "Series A Preferred Stock"), which were converted into 56,714 shares of Common Stock in October 1996. The stockholders of the Company made Bridge Loans to the Company in exchange for promissory notes and warrants to purchase an aggregate of 240,000 shares of Common Stock exercisable at $0.25 per share until the earlier of the effective date of an initial public offering or various dates through December 31, 1999 (the "Bridge Warrants"). In October 1996, the Bridge Warrants were exercised on a cashless basis for 234,992 shares of Common Stock. The Company privately placed these shares relying on Section 4(2) of the Securities Act as its exemption from registration under Section 5 of the Securities Act.

     In April 1996, the Company also issued shares of Series B Convertible Preferred Stock, $0.01 par value, to Physica B.V., which were converted into 7,734 shares of Common Stock in October 1996, in consideration of Physica B.V.'s waiver of its anti-dilution rights to acquire shares of Series A Preferred Stock. The Company privately placed these shares relying on Section 4(2) of the Securities Act as its exemption from registration under Section 5 of the Securities Act.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to the period from inception (May 6, 1993) through December 31, 1993 and for the years 1994, 1995 and 1996, have been derived from the Company's audited financial statements, including the balance sheet as of December 31, 1995 and 1996 and the related statements of operations and of cash flows for the three years ended December 31, 1996 and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                              PERIOD FROM INCEPTION     YEAR ENDED DECEMBER 31,
                                              (MAY 6, 1993) THROUGH  -----------------------------
                                                DECEMBER 31, 1993     1994       1995       1996
                                              ---------------------  -------    -------    -------
Statement of Operations Data:
Revenue......................................        $    --         $    85    $ 3,330    $ 7,255
                                                     -------         -------    -------    -------
Cost and expenses:
  Cost of revenue............................             --              --      1,644      4,739
  Research and development...................            769           2,806      2,095      3,076
  Marketing, general and administrative......            687           1,346      1,557      2,850
                                                     -------         -------    -------    -------
     Total costs and expenses................          1,456           4,152      5,296     10,665
                                                     -------         -------    -------    -------
Loss from operations.........................         (1,456)         (4,067)    (1,966)    (3,410)
Interest income (expense), net...............             (9)           (139)      (286)       417
                                                     -------         -------    -------    -------
Net loss.....................................        $(1,465)        $(4,206)   $(2,252)   $(2,993)
                                                     =======         =======    =======    =======
Unaudited pro forma net loss per shares(1)...                                   $ (0.33)   $ (0.39)
                                                                                =======    =======
Shares used in computing unaudited pro forma
  net loss per share(1)......................                                     6,853      7,705
                                                                                =======    =======

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                              1993     1994      1995      1996
                                                             ------   -------   -------   -------
Balance Sheet Data:
  Cash, cash equivalents and marketable securities.........  $  595   $   425   $ 7,791   $37,086
  Working capital (deficit)................................     275    (2,108)    5,074    31,440
  Total assets.............................................   1,538     2,321    10,190    43,509
  Capital lease obligations, less current portion..........     376       962       911     1,728
  Series B mandatorily redeemable convertible preferred
     stock.................................................      --        --     6,888        --
  Total stockholders' equity (deficit).....................     771    (1,203)   (1,000)   34,621

---------------

(1) Unaudited pro forma net loss per share is determined by dividing the Net loss by Shares used in computing unaudited pro forma net loss per share. For information regarding Shares used in computing unaudited pro forma net loss per share, see Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology and agrichemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrichemical partners: (i) Mapping Array compound sets, which are arrays of novel, diverse small molecule compounds used in screening for lead generation and (ii) Directed Array compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

     The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array and Directed Array sets. The Company's revenue to date is primarily attributable to five major corporate collaborations: Pharmacia Biotech AB, entered into in March 1995; Abbott Laboratories, entered into in June 1995; Solvay Duphar B.V., entered into in November 1995; Roche Bioscience, entered into in September 1996; and Monsanto Company, entered into in December 1996. Under these collaborations, the Company has received payments of $15.1 million through December 31, 1996 and has recognized $10.4 million as revenue. The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array and Directed Array sets in exchange for joint ownership of resulting drug candidates. These agreements have not yet yielded any significant revenue for the Company.

     The Company has not been profitable since inception and has incurred a cumulative net loss of $10.9 million through December 31, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support these efforts. The Company's ability to achieve profitability is dependent on its ability to market its Mapping Array and Directed Array Programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996 and 1995

     Revenue. The Company's revenue for the year ended December 31, 1996 increased $4.0 million to $7.3 million from $3.3 million for the same period in 1995. This was attributable to a $5.0 million increase in compound development revenue related to the performance of work and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements, offset by a $1.0 million decrease in license option fees during the same period. The Company began recognizing revenue from the Pharmacia Biotech AB, Abbott Laboratories and Solvay Duphar B.V. collaborations in March, June and November 1995, respectively and for Roche Bioscience and Monsanto Company in October and December of 1996, respectively.

     Cost of revenue. The Company's cost of revenue for the year ended December 31, 1996 increased $3.1 million to $4.7 million from $1.6 million for the same period in 1995. This increase was primarily attributable to the costs of additional scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array and Directed Array sets pursuant to its collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1996 increased $1.0 million to $3.1 million from $2.1 million for the same period in 1995. This increase was the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

     Marketing, general and administrative expenses. The Company's marketing, general and administrative expenses for the year ended December 31, 1996 increased $1.3 million to $2.9 million from $1.6 million for the same period in 1995. The increase was primarily associated with increased business development activities, expenses of being a public company, and higher levels of administrative support for the Company's growth during 1996. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

     Net interest income (expense). The Company's net interest income for the year ended December 31, 1996 was $0.4 million, which compared to a net interest expense of $0.3 million for the same period in 1995. Higher interest income in 1996 resulted primarily from the Company holding higher cash balances following its initial public offering of Common Stock in October 1996.

     Net loss. The Company's net loss for the year ended December 31, 1996 increased $0.7 million to $3.0 million from $2.3 million for 1995. The increase was primarily attributable to operating and development expenses exceeding the increase in revenue generated from corporate collaborations during 1996.

  Years Ended December 31, 1995 and 1994

     Revenue. The Company's revenue for the year ended December 31, 1995 increased to $3.3 million from $0.1 million for the same period in 1994. This increase was attributable to compound development revenue related to the performance of work and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements which were entered into during 1995. The Company also recognized a $1.0 million license option fee related to the Pharmacia Biotech AB collaborative agreement entered into in 1995.

     Cost of revenue. The Company's cost of revenue for the year ended December 31, 1995 was $1.6 million, reflecting costs associated with the development, production and delivery of compounds pursuant to the corporate collaborations entered into in 1995. There was no cost of revenue in 1994 as there were no collaborative agreements during this year and as the Company's efforts were directed toward the research and development of its technology.

     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1995 decreased $0.7 million to $2.1 million from $2.8 million for the same period in 1994. This decrease was the result of the Company focusing, in 1995, on producing compounds delivered pursuant to its collaborative agreements.

     Marketing, general and administrative expenses. The Company's marketing, general and administrative expenses for the year ended December 31, 1995 increased $0.3 million to $1.6 million from $1.3 million for the same period in 1994. This increase was primarily due to costs associated with increased business development activities and administrative support, which accompanied the Company's expansion during 1995.

     Net interest expense. The Company's net interest expense for the year ended December 31, 1995 was $0.3 million, which compared to $0.1 million for the same period in 1994. This increase was primarily attributable to increased use of capital equipment lease financing.

     Net loss. The Company's net loss for the year ended December 31, 1995 decreased $1.9 million to $2.3 million from $4.2 million for the same period in 1994. The decrease was primarily attributable to the increase in revenue generated from corporate collaborations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company held cash and cash equivalents and marketable securities with a value of $37.1 million. The Company's working capital at December 31, 1996 was $31.4 million. The Company has funded operations through December 31, 1996 with sales of preferred stock and common stock totaling $45.3 million, payments from corporate collaborators totaling $15.1 million, and the utilization of capital equipment lease financing totaling $4.1 million. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of December 31, 1996, the Company had utilized $3.6 million of the available $8.5 million financing facility.

     Net cash provided by financing activities for the year ended December 31, 1996 was $30.8 million, primarily reflecting proceeds from the Company's October 1996 initial public offering. Net cash provided by financing activities for the year ended December 31, 1995 was $7.2 million, largely due to a $7.0 million equity investment by Solvay Duphar B.V. Net cash provided by financing activities for the year ended December 31, 1994 was $3.8 million, resulting mainly from capital contributions and proceeds from bridge financings.

     Net cash provided by operating activities was $0.8 million and $0.7 million for each of the years ended December 31, 1996 and December 31, 1995, respectively. The positive cash flow from operating activities primarily reflects additional payments received from the five corporate collaborators. Net cash used in operating activities for the year ended December 31, 1994 was $3.8 million, largely due to the Company's scale-up of research and development activities prior to generating significant revenue.

     Net cash provided by investing activities during the year ended December 31, 1996 was $2.0 million, resulting primarily from the sale of marketable securities offset by the purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 1995 was $5.3 million as compared to $0.2 million for the year ended December 31, 1994. This increase primarily reflects purchases of marketable securities.

     Management estimates that the Company's existing cash equivalents, short-term investments, cash generated from operations and research funding from corporate collaborators, will enable the Company to maintain its current and planned operations at least through March 1999. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of Independent Accountants.....................................................    21
Balance Sheet at December 31, 1995 and 1996...........................................    22
Statement of Operations for the three years ended December 31, 1996...................    23
Statement of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the
  three years ended December 31, 1996.................................................    24
Statement of Cash Flows for the three years ended December 31, 1996...................    25
Notes to Financial Statements.........................................................    26
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and Reserves for the three years
     ended December 31, 1996..........................................................    37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ArQule, Inc.

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
February 25, 1997

                                  ARQULE, INC.

                                 BALANCE SHEET

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1995             1996
                                                                   -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 2,989,000     $ 36,586,000
  Marketable securities..........................................    4,802,000          500,000
  Accounts receivable............................................           --          250,000
  Prepaid expenses and other current assets......................      123,000          338,000
  Notes receivable from related parties..........................       93,000          176,000
                                                                   -----------     ------------
          Total current assets...................................    8,007,000       37,850,000
Property and equipment, net......................................    1,994,000        5,293,000
Other assets.....................................................       99,000          139,000
Notes receivable from related parties............................       90,000          227,000
                                                                   -----------     ------------
                                                                   $10,190,000     $ 43,509,000
                                                                   ===========     ============

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations...................  $   514,000     $  1,138,000
  Accounts payable and accrued expenses..........................      769,000        1,109,000
  Deferred revenue...............................................    1,650,000        4,163,000
                                                                   -----------     ------------
          Total current liabilities..............................    2,933,000        6,410,000
                                                                   -----------     ------------
Capital lease obligations........................................      911,000        1,728,000
                                                                   -----------     ------------
Deferred revenue.................................................      458,000          750,000
                                                                   -----------     ------------

Series B mandatorily redeemable convertible preferred stock......    6,888,000          --
                                                                   -----------     ------------

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
     no shares issued or outstanding at December 31, 1996              --               --
  Series A convertible preferred stock; 10,511,000 shares issued
     and outstanding at December 31, 1995........................    2,486,000          --
  Common stock, $0.01 par value; 30,000,000 shares authorized;
     522,797 and 9,851,487 shares issued and outstanding at
     December 31, 1995 and 1996, respectively....................        5,000           99,000
  Additional paid-in capital.....................................    4,435,000       46,102,000
  Accumulated deficit............................................   (7,926,000)     (10,934,000)
                                                                   -----------     ------------
                                                                    (1,000,000)      35,267,000
  Deferred compensation..........................................      --              (646,000)
                                                                   -----------     ------------
          Total stockholders' equity (deficit)...................   (1,000,000)      34,621,000
                                                                   -----------     ------------
Commitments and contingency (Note 13)............................      --               --
                                                                   -----------     ------------
                                                                   $10,190,000     $ 43,509,000
                                                                   ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

                            STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Revenue:
  Compound development revenue......................  $    85,000     $ 1,830,000     $ 4,255,000
  Compound development revenue--related party.......           --         500,000       3,000,000
  License option fees...............................           --       1,000,000              --
                                                      -----------     -----------     -----------
                                                           85,000       3,330,000       7,255,000
                                                      -----------     -----------     -----------
Costs and expenses:
  Cost of revenue...................................           --       1,367,000       2,683,000
  Cost of revenue--related party....................           --         277,000       2,056,000
  Research and development..........................    2,806,000       2,095,000       3,076,000
  Marketing, general and administrative.............    1,346,000       1,557,000       2,850,000
                                                      -----------     -----------     -----------
                                                        4,152,000       5,296,000      10,665,000
                                                      -----------     -----------     -----------
     Loss from operations...........................   (4,067,000)     (1,966,000)     (3,410,000)
Interest income.....................................           --         133,000         607,000
Interest expense....................................     (139,000)       (419,000)       (190,000)
                                                      -----------     -----------     -----------
     Net loss.......................................  $(4,206,000)    $(2,252,000)    $(2,993,000)
                                                      ===========     ===========     ===========
Unaudited proforma net loss per share assuming
  conversion of convertible preferred stock (Note
  9):
     Net loss per share.............................                  $     (0.33)    $     (0.39)
                                                                      ===========     ===========
     Shares used in computing net loss per share....                    6,853,000       7,705,000
                                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

   STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                         --------------------------------------------------
                                                SERIES B MANDATORILY
                                               REDEEMABLE CONVERTIBLE      SERIES A CONVERTIBLE
                                                  PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK
                                              ------------------------   -------------------------   ----------------------
                                                SHARES       AMOUNT        SHARES        AMOUNT        SHARES     PAR VALUE
                                              ----------   -----------   -----------   -----------   ----------   ---------
BALANCE AT DECEMBER 31, 1993.................                                                             1,500   $  --
Capital contribution from ArQule Partners,
  L.P. (Note 1)..............................
3,333.33 for 1 stock split effected in the
  form of a stock dividend...................                                                         4,998,500      50,000
Cancellation of common stock.................                                                          (140,528)     (1,000)
Issuance of Series A convertible preferred
  stock in exchange for common stock.........                              8,591,000   $    86,000   (4,295,500)    (43,000)
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................                                                            (9,375)     --
Issuance of common stock purchase warrants
  under bridge financing.....................
Net loss.....................................
                                                                         -----------   -----------   ----------   ---------
BALANCE AT DECEMBER 31, 1994.................                              8,591,000        86,000      554,597       6,000
Employee restricted stock purchases..........                                                            68,200      --
Issuance of common stock purchase warrants
  under bridge financing.....................
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................                                                          (100,000)     (1,000)
Conversion of bridge notes into Series A
  convertible preferred stock................                              1,920,000     2,400,000
Issuance of Series B mandatorily redeemable
  convertible preferred stock, net of
  issuance costs of $115,000.................  1,800,000   $ 6,885,000
Accretion of Series B mandatorily redeemable
  preferred stock to redemption value........                    3,000
Net loss.....................................
                                              ----------   -----------   -----------   -----------   ----------   ---------
BALANCE AT DECEMBER 31, 1995.................  1,800,000     6,888,000    10,511,000     2,486,000      522,797       5,000
Conversion of interest on bridge notes to
  Series A convertible preferred stock.......                                113,429       142,000
Issuance of Series B mandatorily redeemable
  preferred stock to maintain ownership
  percentage (Note 9)........................     15,468
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................                                                            (1,875)     --
Employee option exercise.....................                                                               625      --
Accretion of Series B mandatorily redeemable
  preferred stock to redemption value........                   15,000
Conversion of Series B mandatorily redeemable
  preferred stock to common stock............ (1,815,468)   (6,903,000)                                 907,734       9,000
Conversion of Series A convertible preferred
  stock to common stock......................                            (10,624,429)   (2,628,000)   5,312,214      54,000
Exercise of warrants pursuant to a cashless
  exercise provision.........................                                                           234,992       2,000
Issuance of common stock in connection with
  initial public offering, net of issuance
  costs of $2,979,000........................                                                         2,875,000      29,000
Compensation related to the grant of common
  stock options..............................
Amortization of deferred compensation........
Net loss.....................................
                                              ----------   -----------   -----------   -----------   ----------   ---------
BALANCE AT DECEMBER 31, 1996.................     --       $   --            --        $   --         9,851,487   $  99,000
                                              ==========   ===========   ===========   ===========   ==========   =========


                                               ADDITIONAL                                       TOTAL
                                                 PAID-IN     ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                                 CAPITAL       DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                               -----------   ------------   ------------   ----------------
                                              <
BALANCE AT DECEMBER 31, 1993.................  $ 2,236,000   $ (1,465,000)                   $    771,000
Capital contribution from ArQule Partners,
  L.P. (Note 1)..............................    2,100,000                                      2,100,000
3,333.33 for 1 stock split effected in the
  form of a stock dividend...................      (50,000)                                      --
Cancellation of common stock.................        1,000                                       --
Issuance of Series A convertible preferred
  stock in exchange for common stock.........      (43,000)                                      --
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................                                                    --
Issuance of common stock purchase warrants
  under bridge financing.....................      132,000                                        132,000
Net loss.....................................                  (4,206,000)                     (4,206,000)
                                               -----------   ------------                    ------------
BALANCE AT DECEMBER 31, 1994.................    4,376,000     (5,671,000)                     (1,203,000)
Employee restricted stock purchases..........        1,000                                          1,000
Issuance of common stock purchase warrants
  under bridge financing.....................       57,000                                         57,000
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................        1,000                                       --
Conversion of bridge notes into Series A
  convertible preferred stock................                                                   2,400,000
Issuance of Series B mandatorily redeemable
  convertible preferred stock, net of
  issuance costs of $115,000.................
Accretion of Series B mandatorily redeemable
  preferred stock to redemption value........                      (3,000)                         (3,000)
Net loss.....................................                  (2,252,000)                     (2,252,000)
                                               -----------   ------------                    ------------
BALANCE AT DECEMBER 31, 1995.................    4,435,000     (7,926,000)                     (1,000,000)
Conversion of interest on bridge notes to
  Series A convertible preferred stock.......                                                     142,000
Issuance of Series B mandatorily redeemable
  preferred stock to maintain ownership
  percentage (Note 9)........................
Cancellation of unvested portion of
  restricted stock upon employee
  termination................................                                                    --
Employee option exercise.....................                                                    --
Accretion of Series B mandatorily redeemable
  preferred stock to redemption value........                     (15,000)                        (15,000)
Conversion of Series B mandatorily redeemable
  preferred stock to common stock............    6,894,000                                      6,903,000
Conversion of Series A convertible preferred
  stock to common stock......................    2,574,000                                       --
Exercise of warrants pursuant to a cashless
  exercise provision.........................       (2,000)                                      --
Issuance of common stock in connection with
  initial public offering, net of issuance
  costs of $2,979,000........................   31,492,000                                     31,521,000
Compensation related to the grant of common
  stock options..............................      709,000                   $ (709,000)         --
Amortization of deferred compensation........                                    63,000            63,000
Net loss.....................................                  (2,993,000)                     (2,993,000)
                                               -----------   ------------    ----------      ------------
BALANCE AT DECEMBER 31, 1996.................  $46,102,000   $(10,934,000)   $ (646,000)     $ 34,621,000
                                               ===========   ============    ==========      ============

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

                            STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                                          YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                    1994           1995           1996
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net loss.....................................................  $(4,206,000)   $(2,252,000)   $(2,993,000)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization...........................      189,000        506,000      1,171,000
       Amortization of debt discount...........................       25,000        164,000        --
       Amortization of deferred compensation...................      --             --              63,000
       Increase in accounts receivable.........................      --             --            (250,000)
       (Increase) decrease in prepaid expenses and other
          current assets.......................................       41,000        (94,000)      (215,000)
       (Increase) decrease in other assets.....................     (188,000)       203,000        (40,000)
       Increase in notes receivable from related parties.......      --            (120,000)      (220,000)
       Increase in accounts payable and accrued expenses.......      340,000        141,000        482,000
       Increase in deferred revenue............................      --           2,108,000      2,805,000
                                                                 -----------    -----------    -----------
          Net cash (used in) provided by operating
            activities.........................................   (3,799,000)       656,000        803,000
                                                                 -----------    -----------    -----------
Cash flows from investing activities:
  Purchases of marketable securities...........................      --          (9,052,000)       --
  Proceeds from sale or maturity of marketable securities......      --           4,250,000      4,302,000
  Additions to property and equipment..........................     (168,000)      (495,000)    (2,292,000)
                                                                 -----------    -----------    -----------
          Net cash (used in) provided by investing
            activities.........................................     (168,000)    (5,297,000)     2,010,000
                                                                 -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from bridge financing--related party................    1,700,000        700,000        --
  Principal payments of capital lease obligations..............     (110,000)      (381,000)      (737,000)
  Proceeds from issuance of mandatorily redeemable convertible
     preferred stock, net......................................      --           6,885,000        --
  Proceeds from issuance of common stock.......................      --               1,000     31,521,000
  Capital contribution from ArQule Partners, L.P. .............    2,100,000        --             --
  Proceeds from sale-leaseback transactions....................      107,000        --             --
                                                                 -----------    -----------    -----------
          Net cash provided by financing activities............    3,797,000      7,205,000     30,784,000
                                                                 -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents...........     (170,000)     2,564,000     33,597,000
Cash and cash equivalents, beginning of period.................      595,000        425,000      2,989,000
                                                                 -----------    -----------    -----------
Cash and cash equivalents, end of period.......................  $   425,000    $ 2,989,000    $36,586,000
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations of $935,000, $503,000 and $2,178,000, were incurred in 1994, 1995 and 1996, respectively, when the Company entered into leases for various machinery and equipment, furniture and fixtures, and leasehold improvements.

     During 1995, the Company converted $2,400,000 of bridge loans into 1,920,000 shares of Series A convertible preferred stock (Note 8). In addition, during 1996, the Company converted $142,000 of interest relating to the bridge loans into 113,429 shares of Series A convertible preferred stock.

     During 1996, 12,439,897 shares of Series A and Series B preferred stock were converted into 6,219,948 shares of common stock, in connection with the Company's initial public offering of common stock (Note 9). In addition, 234,992 shares of common stock were issued in connection with the cashless exercise of outstanding warrants.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1994, 1995 and 1996, the Company paid approximately $98,000, $254,000 and $190,000, respectively, for interest.

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     ArQule, Inc. (the "Company") is engaged in the discovery, development and production of novel chemical compounds for the pharmaceutical, biotechnology and agrichemical industries. Its operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design and other proprietary technologies which automate the process of chemical synthesis to produce arrays of small organic chemical compounds used to generate and optimize drug development candidates.

     In May 1993 and in connection with the formation of ArQule Partners L.P. ("the Partnership"), Legomer Technologies, Inc. ("LTI"), formerly Molecular Recognition Technologies, Inc., a company owned by the two founding limited partners in the Partnership, contributed to the Partnership all rights and interests in certain LTI patented technology (the "Technology") in exchange for a 0.5% general partner ownership position. The Company was legally incorporated on December 30, 1993 to carry on the operations of the Partnership. Immediately following the incorporation of the Company, the Partnership transferred substantially all of its assets, liabilities and patented technology (the "Operating Assets"), having an aggregate net book value of $771,000, to the Company in exchange for 1,500 shares of the Company's $0.01 par value common stock, representing all of the Company's then outstanding common stock. Because of the related party nature of these transactions, the Operating Assets and Technology transfers have been accounted for as transfers of assets between entities under common control. Accordingly, the accompanying financial statements include the assets, liabilities and results of operations of the Company at historical amounts as if the transfers occurred at the inception of the Partnership.

     Amounts which reflect the funding of the Partnership's operations prior to the conversion of certain shares of the Company's common stock into Series A preferred stock (Note 9) are reflected as paid-in capital in the accompanying balance sheet and as capital contributed by ArQule Partners L.P. in the statements of changes in redeemable preferred stock and stockholders' equity (deficit) and of cash flows. Such funding totaled $2,100,000 of cash for the year ended December 31, 1994, and was comprised of aggregate investments in general partnership interests of $20,000 and limited partnership interests of $2,080,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities which have strong credit ratings. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and short-term investments. At December 31, 1996 and 1995, the Company has classified its investments as available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115.

  Fair Value of Financial Instruments

     At December 31, 1995 and 1996, the Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, notes receivable from related party, accounts payable and accrued expenses and mandatorily redeemable convertible preferred stock. The carrying amount of these instruments approximate their fair values.

                                  ARQULE, INC.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred.

  Revenue Recognition

     Compound development revenue relates to revenue from significant collaborative agreements (Note 3) and from licensing of compound arrays. Revenue from collaborative agreements relates to the delivery of compounds and to compound development work and is recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of either compound delivery or development. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. Revenue from licensing of compound arrays with no additional obligations is recognized upon delivery of the compound array. License option fees represent payments made to the Company for a right to evaluate and negotiate the terms of potential licensing arrangements and are recognized as revenue as the options are granted, as the Company has no further obligations and as payments are nonrefundable.

  Cost of Revenue

     Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to produce compound arrays. These costs consist primarily of payroll and payroll-related costs, supplies and overhead expenses.

  Stock Compensation

     Options granted to employees and directors are accounted for in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Options granted to nonemployees are accounted for using the fair value method and are recognized as compensation expense over their respective vesting periods.

  Unaudited Pro Forma Net Loss Per Share

     Pro forma net loss per share is determined by dividing the net loss by the weighted average number of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock which occurred upon the closing of the Company's initial public offering as described in Note 9.

     Common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve month period preceding the initial filing of the Registration Statement have been included in the calculation of unaudited pro forma net loss per share using the treasury stock method and the initial public offering price of $12.00 per share as if outstanding for all periods presented through June 30, 1996.

     Historical net loss per share has not been presented as the Series A convertible preferred stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than twelve months prior to the initial public offering.

                                  ARQULE, INC.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation. These reclassifications had no effect on the net loss for 1994 and 1995.

3.  SIGNIFICANT AGREEMENTS

     The Company has entered into a number of license, research and development agreements (the "Agreements") with certain corporate collaborators. One Agreement was entered into with Solvay Duphar B.V. ("Solvay"), a related party (Note 9). Revenue related to the Solvay Agreement is included in compound development revenue--related party. Under the terms of these Agreements, the Company will provide a certain number of compounds per year and has granted the right to screen these compounds against targets to identify biological activity (an "Active Compound") and will provide research and development services. The collaborators have the right to enter into an exclusive, worldwide license (the "License") for any Active Compound identified. The initial terms of these Agreements generally range from two to five years during which period the collaborators make payments to the Company for technology access, delivery of compounds and for its research and development services. In exchange for a License, the Company will receive milestone payments during product development and royalty payments based on the sales of the product. Solvay also has a right which expires on December 31, 1997 to license certain of the Company's technologies on a nonexclusive basis for internal use only. Deferred revenue represents payments made to the Company in advance for technology access, delivery of compounds and research and development pursuant to these Agreements. At December 31, 1995, $100,000 of the deferred revenue amount is from a related party.

     Under the terms of material transfer agreements with biotechnology companies (the "biotech collaborators"), the Company has granted the biotech collaborator the nonexclusive, royalty-free license to test certain compound arrays supplied by the Company. Upon identification of an active compound, the Company will negotiate a joint drug development program with the biotech collaborator to develop the compound, provided the Company has not previously licensed the compound. Under the collaboration agreements with these joint drug development programs, the Company and the biotech collaborator will each bear the costs and expenses of their respective activities. Proceeds received on sales or a third party license of the jointly developed compound will first reimburse development costs incurred by each party on a pro rata basis. After all such reimbursements have been made, the remaining proceeds will be split evenly between the parties.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The fair market value of cash equivalents was $2,688,000 and $36,126,000 at December 31, 1995 and 1996, respectively. At December 31, 1995 and 1996, all of the Company's cash equivalents were held in money market funds.

                                  ARQULE, INC.

     The following is a summary of the fair market value of available-for-sale marketable securities held by the Company at December 31, 1995 and 1996:

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                       MATURITY         1995          1996
                                                      -----------    ----------     --------
    U.S. Government obligations.....................   1-5 years     $3,786,000     $500,000
    U.S. Government obligations.....................  5-10 years      1,016,000           --
                                                                     ----------     --------
                                                                     $4,802,000     $500,000
                                                                     ==========     ========

     At December 31, 1995 and 1996, marketable securities are carried at fair market value, which approximates amortized cost. All of the Company's marketable securities are classified as current at December 31, 1996 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses at December 31, 1995 and 1996 and realized gains and losses on sales of securities for the years ended December 31, 1995 and 1996 were not significant.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                       ESTIMATED
                                                         USEFUL            DECEMBER 31,
                                                          LIFE       -------------------------
                                                        (YEARS)         1995           1996
                                                       ----------    ----------     ----------
    Machinery and equipment..........................     3-7        $1,839,000     $4,350,000
    Leasehold improvements...........................      5            656,000      2,628,000
    Furniture and fixtures...........................      7             72,000        178,000
    Construction-in-progress.........................      --           124,000          5,000
                                                                     ----------     ----------
                                                                      2,691,000      7,161,000
    Less--Accumulated depreciation and amortization..............       697,000      1,868,000
                                                                     ----------     ----------
                                                                     $1,994,000     $5,293,000
                                                                     ==========     ==========

     Assets held under capital leases at December 31, 1995 consisted of $1,438,000 of machinery and equipment and $485,000 of leasehold improvements. At December 31, 1996, assets held under capital leases consisted of $3,162,000 of machinery and equipment, $832,000 of leasehold improvements and $107,000 of furniture and fixtures. Accumulated amortization of these assets totaled $554,000 and $1,305,000 at December 31, 1995 and 1996, respectively. For the years ended December 31, 1994, 1995 and 1996, amortization expense related to assets held under capital lease obligations was $163,000, $300,000 and $751,000, respectively.

                                  ARQULE, INC.

6.  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties consist of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1996
                                                                     --------     --------
    Note receivable due from an officer of the Company, due in full
      on November 3, 1997..........................................  $ 63,000     $ 63,000
    Note receivable due from the same officer of the Company,
      payable in four equal annual installments commencing on
      November 2, 1996, principal due on each installment date will be forgiven so long as the officer is employed by the Company on the installment date, secured by the officer's beneficial
      interest in 48,000 shares of common stock of the Company.....   120,000       90,000
    Note receivable due from another officer of the Company,
      payable in three equal annual installments commencing on
      October 16, 1997, secured by shares of common stock of the
      Company issuable to the officer upon the exercise of
      options......................................................     --         250,000
                                                                     --------     --------
                                                                      183,000      403,000
    Less--Current portion..........................................    93,000      176,000
                                                                     --------     --------
                                                                     $ 90,000     $227,000
                                                                     ========     ========

     Interest on the notes receivable from related parties accrues on the unpaid principal and interest at the lowest applicable federal rate of interest as published by the Internal Revenue Service (6.3% at December 31, 1996). Interest due on the notes at December 31, 1995 and 1996 totaling $15,000 and $6,000, respectively, is included in prepaid expenses and other current assets.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1996
                                                                   --------     ----------
    Accounts payable.............................................  $369,000     $  485,000
    Accrued professional fees....................................   176,000        469,000
    Other accrued expenses.......................................   224,000        155,000
                                                                   --------     ----------
                                                                   $769,000     $1,109,000
                                                                   ========     ==========

8.  BRIDGE FINANCING--RELATED PARTY

     During 1994 and 1995, the Company received $1,700,000 and $700,000, respectively under bridge financing arrangements with certain stockholders. In connection with this financing, the Company issued unsecured promissory notes and on November 2, 1995, the Company and the stockholders agreed to convert the principal of these notes into 1,960,000 shares of Series A convertible preferred stock. At December 31, 1995, interest payable relating to these bridge financings was $142,000. In April 1996, the Company and the stockholders converted the interest payable into an additional 113,429 shares of Series A convertible preferred stock. In 1996, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock upon the closing of the Company's initial public offering (Note 9).

     As partial consideration for the promissory notes, the Company issued warrants to purchase 240,000 shares of the Company's common stock. In connection with the Company's initial public offering, the Company issued 234,992 shares of common stock upon the cashless exercise of these warrants.

                                  ARQULE, INC.

     The proceeds from the bridge financings were allocated to the notes and to the warrants based on management's estimate of their relative fair values and of the then-current market interest rate of 12%. This resulted in $132,000 and $57,000 being ascribed to the warrants in 1994 and 1995, respectively, which was recorded as additional paid-in-capital and as a discount to the face value of the notes. The discount was amortized over the period from issuance to conversion into Series A convertible preferred stock. The amortization of debt discount totaled $25,000 and $164,000 for the years ended December 31, 1994 and 1995, respectively, and is included in interest expense.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE PREFERRED STOCK

     On November 18, 1994, the Partnership (the sole stockholder of the Company as of that date) exchanged 563,972 shares of common stock of the Company for Partnership interests held by certain employees and consultants. The Partnership also contributed 140,528 shares of common stock to the Company for future issuance pursuant to the Equity Incentive Plan (Note 11). The Company immediately retired these contributed shares and reserved 140,528 shares of common stock for issuance pursuant to the Equity Incentive Plan. The stockholders of the Company approved the issuance of 8,591,000 shares of Series A convertible preferred stock to the Partnership in exchange for the remaining 4,295,500 shares of common stock held by the Partnership. Upon the exchange of preferred stock, the Company retired the related shares of common stock.

     On November 5, 1995, as part of a collaborative agreement (Note 3), the Company sold to Solvay Duphar B.V. ("Solvay") 1,800,000 shares of Series B preferred stock which resulted in net proceeds to the Company of $6,885,000. In April 1996, the Company issued to Solvay an additional 15,468 shares of Series B preferred stock in connection with the conversion of the bridge financing interest into Series A preferred stock (Note 8) to maintain the original, agreed-upon ownership percentage.

     At December 31, 1995, the Company had 15,000,000 shares of convertible preferred stock authorized. Upon the closing of the Company's initial public offering on October 16, 1996 (Note 10), all outstanding shares of Series A and Series B preferred stock automatically converted into 6,219,948 shares of common stock, and the number of authorized shares of preferred stock was reduced to 1,000,000 shares.

10.  COMMON STOCK

     On October 4, 1996, the Company effected a 1-for-2 reverse stock split on the common stock of the Company. Accordingly, all common share and per share data have been restated to give retroactive effect to the stock split for all periods presented.

     In October and November 1996, the Company completed its initial public offering of 2,875,000 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $31,521,000. In connection with its initial public offering, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares to 30,000,000.

     At December 31, 1996, the Company has 2,203,453 shares of its common stock reserved for issuance upon the exercise of options.

  Stock Restriction Agreements

     At December 31, 1996, the Company had outstanding 520,922 shares of common stock issued pursuant to the Equity Incentive Plan (Note 11) which are subject to stock restriction agreements whereby the stockholder automatically forfeits to the Company the unvested portion of shares of common stock in the event of termination of their employment with the Company. All such forfeited shares shall immediately be retired by the Company. Shares subject to this agreement vest over a four year period, either monthly or

                                  ARQULE, INC.

annually. At December 31, 1996, the aggregate number of unvested common shares is 277,903. Each stock restriction agreement may be terminated at the election of the Company.

11.  EQUITY INCENTIVE AND STOCK PURCHASE PLANS

     During 1994, the stockholders approved the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan"). During 1996, the stockholders approved an amendment to increase the number of shares of common stock available for awards under the Equity Incentive Plan to 2,600,000. All shares will be awarded at the discretion of a Committee of the Board of Directors (the "Committee") in a variety of stock-based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of the Company's voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option.

     Subject to the restrictions above, the Committee is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

     In 1996, the stockholders approved, the 1996 Director Stock Option Plan (the "1996 Director Plan") for nonemployee directors. Under this plan, eligible directors are automatically granted once a year, at the annual meeting of stockholders of the Company, options to purchase 3,500 shares of common stock which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of the Company's next annual stockholders' meeting held after the date of grant. All options granted pursuant to the 1996 Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 1996, options to purchase 22,500 shares of common stock have been granted under this plan. A maximum of 125,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this plan, of which 102,500 are available for future grant.

     The Company applies APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan and the 1996 Director Plan (collectively the "Plans"). For the three years ended December 31, 1996, no compensation expense has been recognized under the Plans for employee grants. Had compensation cost been determined based on the estimated value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1996
                                                                  -----------   -----------
    Pro forma net loss.........................................   $(2,254,000)  $(3,186,000)
    Pro forma net loss per share...............................         (0.33)        (0.41)

     During 1996, the Company issued 140,000 options to certain consultants and members of its scientific advisory board under the Equity Incentive Plan. The estimated value of these options totaled $709,000, was recorded as deferred compensation and is being amortized as compensation expense over the vesting period of the options.

     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield for both years; 45% volatility for nonemployee grants in both years and employee grants subsequent to the initial filing of the Registration Statement in connection with the

                                  ARQULE, INC.

Company's initial public offering; no volatility for employee grants prior to the initial public offering; risk-free interest rates ranging from 5.20% to 7.10% and expected lives ranging from 3 to 6 years for options granted during both years.

     Option activity under the Plans for the three years ended December 31, 1996 was as follows:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                      NUMBER       EXERCISE
                             STOCK OPTIONS                           OF SHARES      PRICE
    ---------------------------------------------------------------  ---------     --------
    Granted........................................................      2,500      $ 0.02
                                                                     ---------
    Outstanding at December 31, 1994...............................      2,500      $ 0.02
    Granted........................................................    298,500      $ 0.17
                                                                     ---------
    Outstanding at December 31, 1995...............................    301,000      $ 0.17
    Granted........................................................  1,096,420      $ 4.55
    Exercised......................................................       (625)     $ 0.02
    Cancelled......................................................     (1,875)     $ 0.02
                                                                     ---------
    Outstanding at December 31, 1996...............................  1,394,920      $ 3.62
                                                                     =========
    Exercisable at December 31, 1996...............................    149,611      $ 0.50
                                                                     =========
    Weighted average estimated value of options granted during the
      year ended December 31, 1996.................................  $    1.49
                                                                     =========

     The following table summarizes information about options outstanding at December 31, 1996:

                                                                    OPTIONS OUTSTANDING
                                                        -------------------------------------------
                                                                            WEIGHTED
                                                            NUMBER           AVERAGE       WEIGHTED
                                                        OUTSTANDING AT      REMAINING      AVERAGE
                                                         DECEMBER 31,      CONTRACTUAL     EXERCISE
                 RANGE OF EXERCISE PRICES                    1996             LIFE          PRICE
    --------------------------------------------------  --------------     -----------     --------
          $0.02.......................................        50,000       8.3 years..      $ 0.02
           0.20.......................................       248,500       8.6 years..        0.20
     0.80 - 1.20......................................       477,420       9.1 years..        0.81
           2.40.......................................        27,500       9.4 years..        2.40
           6.00.......................................       395,000       9.5 years..        6.00
    10.25 - 12.00.....................................       196,500       9.8 years..       11.04
                                                           ---------
                                                           1,394,920
                                                           =========

                                                                       OPTIONS EXERCISABLE
                                                                    -------------------------
                                                                       NUMBER
                                                                    EXERCISABLE      WEIGHTED
                                                                         AT          AVERAGE
                                                                    DECEMBER 31,     EXERCISE
                       RANGE OF EXERCISE PRICES                         1996          PRICE
    --------------------------------------------------------------  ------------     --------
         $0.02....................................................      12,500        $ 0.02
          0.20....................................................      59,625          0.20
          0.80....................................................      77,486          0.80
                                                                       -------
                                                                       149,611
                                                                       =======

     At December 31, 1996, restricted common stock purchased pursuant to the Equity Incentive Plan totaled 520,922 shares (Note 10), and there were 706,033 shares available for future grant under the Equity Incentive Plan.

                                  ARQULE, INC.

  Stock Purchase Plan

     In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase the Company's common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. The Company has reserved 120,000 shares of common stock for purchases under the Purchase Plan. At December 31, 1996, no shares have been purchased pursuant to the Purchase Plan.

12.  INCOME TAXES

     The benefit (provision) for income taxes was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1994            1995            1996
                                                  -----------     -----------     -----------
    Deferred tax benefit:
      Federal...................................  $ 1,420,000     $   794,000     $   886,000
      State.....................................      338,000         246,000         347,000
                                                  -----------     -----------     -----------
                                                    1,758,000       1,040,000       1,233,000
    Deferred tax asset valuation allowance......   (1,758,000)     (1,040,000)     (1,233,000)
                                                  -----------     -----------     -----------
                                                  $   --          $   --          $   --
                                                  ===========     ===========     ===========

     The Company's deferred tax assets consist of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1995            1996
                                                                -----------     -----------
    Preoperating costs capitalized for tax purposes...........  $   416,000     $   370,000
    Net operating loss carryforwards..........................    2,590,000       3,906,000
    Tax credit carryforwards..................................      272,000         311,000
    Book depreciation in excess of tax........................      106,000          30,000
                                                                -----------     -----------
    Gross deferred tax assets.................................    3,384,000       4,617,000
    Deferred tax asset valuation allowance....................   (3,384,000)     (4,617,000)
                                                                -----------     -----------
                                                                $   --          $   --
                                                                ===========     ===========

     The Company has provided a full valuation allowance for the deferred tax assets as the realization of these future benefits is not sufficiently assured as of the end of each related year. If the Company achieves profitability, the deferred tax assets will be available to offset future income tax liabilities and expense.

                                  ARQULE, INC.

     At December 31, 1996, the Company has federal net operating loss carryforwards and tax credit carryforwards available to reduce future taxable income and tax liabilities, respectively, which expire as follows:

                                                                      NET          RESEARCH AND
                                                                   OPERATING        DEVELOPMENT
                              YEAR OF                                LOSS           TAX CREDIT
                            EXPIRATION                           CARRYFORWARDS     CARRYFORWARDS
    -----------------------------------------------------------  -------------     -------------
      2009.....................................................   $ 4,320,000        $  84,000
      2010.....................................................     2,181,000           52,000
      2011.....................................................     3,319,000           16,000
                                                                  -----------        ---------
                                                                  $ 9,820,000        $ 152,000
                                                                  ===========        =========

     Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

     A reconciliation between the amounts of reported income tax benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1994, 1995 and 1996 to pre-tax loss is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1994            1995            1996
                                                  -----------     -----------     -----------
    Income tax benefit at statutory rate........  $ 1,472,000     $   788,000     $ 1,048,000
    State tax benefit, net of federal benefit...      252,000         135,000         180,000
    Research and investment tax credits.........      139,000         133,000          53,000
    Other.......................................     (105,000)        (16,000)        (48,000)
                                                  -----------     -----------     -----------
                                                    1,758,000       1,040,000       1,233,000
    Increase in valuation allowance.............   (1,758,000)     (1,040,000)     (1,233,000)
                                                  -----------     -----------     -----------
                                                  $   --          $   --          $   --
                                                  ===========     ===========     ===========

13.  COMMITMENTS AND CONTINGENCY

  Leases

     The Company leases facilities and equipment under noncancelable operating and capital leases. The future minimum lease commitments under these leases are as follows:

                            YEAR ENDING                           OPERATING       CAPITAL
                            DECEMBER 31,                            LEASES         LEASES
    ------------------------------------------------------------  ----------     ----------
       1997.....................................................  $  541,000     $1,343,000
       1998.....................................................     520,000      1,058,000
       1999.....................................................     458,000        697,000
       2000.....................................................     373,000        102,000
       2001.....................................................     148,000         --
                                                                     -------     ----------
    Total minimum lease payments................................  $2,040,000      3,200,000
                                                                     =======
    Less--Amount representing interest..........................                    334,000
                                                                                 ----------
    Present value of minimum lease payments.....................                 $2,866,000
                                                                                 ==========

     The Company has a lease line agreement with a financial institution (the "Lessor") for $8,500,000 of which approximately $4,884,000 was available for future leases at December 31, 1996. The term for each lease

                                  ARQULE, INC.

under the agreement is forty-two months, commencing on the purchase date of the asset, and the lease bears interest at a rate determined by the Lessor at the transaction date. During 1994, the Company sold and leased back approximately $107,000 in machinery and equipment, furniture and fixtures and office equipment from the Lessor.

     Rent expense under noncancelable operating leases was approximately $91,000, $163,000 and $283,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

  Employment Agreements

     The Company entered into an employment agreement with an officer who is also a member of the board of directors. This agreement provides that if his employment is terminated without cause, the officer is entitled to receive up to six months' salary. The Company also entered into an employment agreement with another officer. This agreement provides that if his employment is terminated without cause during the first year of the agreement, the officer is entitled to receive up to six months' salary.

  Contingency

     In October 1996, the Company received a letter from two individuals who have asserted that they are entitled to compensation from certain of the Company's stockholders and/or the Company equal to approximately five percent of the equity interest in the Company. The Company believes that there are meritorious defenses against such claims and intends to contest them vigorously; however, they are currently unable to estimate the outcome of this matter, including the range of potential loss, if any.

                                                                     SCHEDULE II

                                  ARQULE, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       BALANCE AT    CHARGED TO                    DEDUCTIONS    BALANCE AT
                                      BEGINNING OF   COSTS AND      CHARGED TO         AND         END OF
            DESCRIPTION                  PERIOD       EXPENSES    OTHER ACCOUNTS   WRITE-OFFS      PERIOD
------------------------------------  ------------   ----------   --------------   -----------   ----------
Deferred tax asset valuation
  allowance.........................
  Year ended Dec. 31, 1994..........   $   586,000    1,758,000            --              --    $2,344,000
  Year ended Dec. 31, 1995..........     2,344,000    1,040,000            --              --     3,384,000
  Year ended Dec. 31, 1996..........     3,384,000    1,233,000            --              --     4,617,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 14, 1997 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and from Notes 6 and 8 to the Financial Statements included herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

     The financial statements are listed under Item 8 of this report.

     2.  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules are listed under Item 8 of this report.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

(C)  EXHIBITS

  EXHIBIT NO.                                      DESCRIPTION
  -----------     ------------------------------------------------------------------------------
      3.1         Amended and Restated Certificate of Incorporation of the Company. Filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-22945) and incorporated herein by reference.
      3.2         Amended and Restated By-laws of the Company. Filed as Exhibit 3.5 to the
                  Company's Registration Statement on Form S-1 (File No. 333-11105) and
                  incorporated herein by reference.
      4.1         Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.1*        Amended and Restated 1994 Equity Incentive Plan, as amended through October
                  17, 1994. Filed as Exhibit 10.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.2*        1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.3*        1996 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.4         Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.5         Investors' Rights Agreement among the Company and certain stockholders of the
                  Company dated November 2, 1995. Filed as Exhibit 10.5 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.6         Lease Agreement dated September 29, 1993 between the Company and Beautyrest
                  Property, Inc. and WRB, Inc. Filed as Exhibit 10.6 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.7         Lease Agreement, dated July 27, 1995, between the Company and Cummings
                  Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.8*        Employment Agreement effective as of January 2, 1996, between the Company and
                  Eric B. Gordon. Filed as Exhibit 10.8 to the Company's Registration Statement
                  on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.9*        Employment Agreement effective as of July 9, 1996, between the Company and
                  James R. Fitzgerald, Jr. Filed as Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.10*       Promissory Note dated November 2, 1995 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the Company's Registration Statement on
                  Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.11*       Pledge Agreement dated November 2, 1995 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the Company's Registration Statement on
                  Form S-1 (File No. 333- 11105) and incorporated herein by reference.

  EXHIBIT NO.                                      DESCRIPTION
  -----------     ------------------------------------------------------------------------------
     10.12*       Promissory Note and Pledge Agreement dated July 9, 1996 between Eric B. Gordon and the Company. Filed as Exhibit 10.12 to the Company's Registration
                  Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.13*       Promissory Note dated November 4, 1993 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the Company's Registration Statement on
                  Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.14+       Research, Development and License Agreement between the Company and Solvay
                  Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.15+       Research & Development and License Agreement between the Company and Abbott
                  Laboratories dated June 15, 1995, as amended. Filed as Exhibit 10.15 to the
                  Company's Registration Statement on Form S-1 (file No. 333-11105) and incorporated herein by reference.
     10.16+       Research & Development Agreement between the Company and Pharmacia Biotech AB dated March 10, 1995, as amended. Filed as Exhibit 10.16 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.17+       Option Agreement between the Company and Pharmacia Biotech AB dated March 10,
                  1995, as amended. Filed as Exhibit 10.17 to the Company's Registration
                  Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.18*       Adoption Agreement for Fidelity Management and Research Company (the Company's
                  401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement
                  on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.19        Research and License Agreement between the Company and Roche Bioscience dated
                  September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration
                  Statement on Form S-1 (File No. 333- 11105) and incorporated herein by reference.
     10.20+       Array Delivery and Testing Agreement between the Company and Monsanto Company dated as of December 23, 1996. Filed as Exhibit 10.20 to the Company's
                  Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
     10.21+       Amendment No. 2 to Research & Development License Agreement between the
                  Company and Abbot Laboratories dated as of December 24, 1996. Filed as Exhibit
                  10.21 to the Company's Registration Statement on Form S-1 (File No.
                  333-22949).
     10.22        Lease Agreement, dated December 20, 1996 between the Company and Cummings
                  Property Management, Inc. Filed as Exhibit 10.22 to the Company's Registration
                  Statement on Form S-1 (File No. 333-22949).
     11.1         Statement re computation of unaudited pro forma net loss per share. Filed herewith.
     23.1         Consent of Price Waterhouse LLP. Filed herewith.
     99.1         Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------

* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Medford, Commonwealth of Massachusetts, on March 31, 1997.

                                            ARQULE, INC.

                                            By:      /s/ ERIC B. GORDON
                                              ----------------------------------
                                                        ERIC B. GORDON
                                                President and Chief Executive
                                                          Officer

                SIGNATURE                                 TITLE                     DATE
------------------------------------------   -------------------------------   ---------------

            /s/ ERIC B. GORDON               President, Chief Executive        March 31, 1997
------------------------------------------   Officer and Director (Principal
              ERIC B. GORDON                 Executive Officer)

       /s/ JAMES R. FITZGERALD, JR.          Vice President, Chief Financial   March 31, 1997
------------------------------------------   Officer and Treasurer
         JAMES R. FITZGERALD, JR.            (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)

            /s/ STEPHEN M. DOW               Director                          March 31, 1997
------------------------------------------
              STEPHEN M. DOW

         /s/ JOSEPH C. HOGAN, JR.            Chairman of the Board, Senior     March 31, 1997
------------------------------------------   Vice President of Research and
           JOSEPH C. HOGAN, JR.              Development, Chief Scientific
                                             Officer and Director

           /s/ ADRIAN DE JONGE               Director                          March 31, 1997
------------------------------------------
             ADRIAN DE JONGE

          /s/ ALLAN R. FERGUSON              Director                          March 31, 1997
------------------------------------------
            ALLAN R. FERGUSON

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
-----------       ------------------------------------------------------------------------------
      3.1         Amended and Restated Certificate of Incorporation of the Company. Filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-22945) and incorporated herein by reference.
      3.2         Amended and Restated By-laws of the Company. Filed as Exhibit 3.5 to the
                  Company's Registration Statement on Form S-1 (File No. 333-11105) and
                  incorporated herein by reference.
      4.1         Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.1*        Amended and Restated 1994 Equity Incentive Plan, as amended through October
                  17, 1994. Filed as Exhibit 10.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.2*        1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.3*        1996 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.4         Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.5         Investors' Rights Agreement among the Company and certain stockholders of the
                  Company dated November 2, 1995. Filed as Exhibit 10.5 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.6         Lease Agreement dated September 29, 1993 between the Company and Beautyrest
                  Property, Inc. and WRB, Inc. Filed as Exhibit 10.6 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.7         Lease Agreement, dated July 27, 1995, between the Company and Cummings
                  Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's
                  Registration Statement on Form S-1 (File No.333-11105) and incorporated herein by reference.
     10.8*        Employment Agreement effective as of January 2, 1996, between the Company and
                  Eric B. Gordon. Filed as Exhibit 10.8 to the Company's Registration Statement
                  on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.9*        Employment Agreement effective as of July 9, 1996, between the Company and
                  James R. Fitzgerald, Jr. Filed as Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.10*       Promissory Note dated November 2, 1995 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the Company's Registration Statement on
                  Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.11*       Pledge Agreement dated November 2, 1995 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the Company's Registration Statement on
                  Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.12*       Promissory Note and Pledge Agreement dated July 9, 1996 between Eric B. Gordon and the Company. Filed as Exhibit 10.12 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.13*       Promissory Note dated November 4, 1993 between Dr. Joseph C. Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the Company's Registration Statement on
                  Form S-1 (File No. 333-11105) and incorporated herein by reference.

EXHIBIT NO.                                        DESCRIPTION
-----------       ------------------------------------------------------------------------------
     10.14+       Research, Development and License Agreement between the Company and Solvay
                  Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.15+       Research & Development and License Agreement between the Company and Abbott
                  Laboratories dated June 15, 1995, as amended. Filed as Exhibit 10.15 to the
                  Company's Registration Statement on Form S-1 (file No. 333-11105) and incorporated herein by reference.
     10.16+       Research & Development Agreement between the Company and Pharmacia Biotech AB dated March 10, 1995, as amended. Filed as Exhibit 10.16 to the Company's
                  Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.17+       Option Agreement between the Company and Pharmacia Biotech AB dated March 10,
                  1995, as amended. Filed as Exhibit 10.17 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.18*       Adoption Agreement for Fidelity Management and Research Company (the Company's
                  401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement
                  on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.19        Research and License Agreement between the Company and Roche Bioscience dated
                  September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration
                  Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
     10.20+       Array Delivery and Testing Agreement between the Company and Monsanto Company dated as of December 23, 1996. Filed as Exhibit 10.20 to the Company's
                  Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
     10.21+       Amendment No. 2 to Research & Development License Agreement between the
                  Company and Abbot Laboratories dated as of December 24, 1996. Filed as Exhibit
                  10.21 to the Company's Registration Statement on Form S-1 (File No.
                  333-22949).
     10.22        Lease Agreement, dated December 20, 1996 between the Company and Cummings
                  Property Management, Inc. Filed as Exhibit 10.22 to the Company's Registration
                  Statement on Form S-1 (File No. 333-22949).
     11.1         Statement re computation of unaudited pro forma net loss per share. Filed herewith.
     23.1         Consent of Price Waterhouse LLP. Filed herewith.
     99.1         Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.