Form 10-Q
period 1997-03-31
ARQULE INC
filed 1997-05-09
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997            Commission File No. 000-21429
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

YES            X*                               NO
   ------------------------                       ------------------------


Number of shares outstanding of the registrant's Common Stock as of April 29, 1997:

Common Stock, par value $.01        11,796,437 shares outstanding


* The Company has been subject to such filing requirements since its Registration Statement Number 333-11105 on form S-1 was declared effective on October 16, 1996.

                                  ARQULE, INC.

                          QUARTER ENDED MARCH 31, 1997


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1 - Unaudited Condensed Financial Statements

      Condensed Balance Sheet (Unaudited)
            March 31, 1997 and December 31, 1996 ...........................2

      Condensed Statement of Operations (Unaudited)
            Three months ended March 31, 1997 and 1996......................3

      Condensed Statement of Cash Flows (Unaudited)
            Three months ended March 31, 1997 and 1996......................4

      Notes to Unaudited Condensed Financial Statements.....................5

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................7


PART II - OTHER INFORMATION................................................10

Signatures.................................................................12


                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA )


                                                    MARCH 31,    DECEMBER 31,
                                                      1997           1996
                                                    ---------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $ 34,928      $ 36,586
   Marketable securities                                 500           500
   Accounts receivable                                   250           250
   Prepaid expenses and other current assets             258           338
   Notes receivable from related parties                 176           176
                                                    --------      --------
      Total current assets                            36,112        37,850

Property and equipment, net                            6,098         5,293
Other assets                                             153           139
Notes receivable from related parties                    219           227
                                                    --------      --------
                                                    $ 42,582      $ 43,509
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of capital lease obligations     $  1,297      $  1,138
   Accounts payable and accrued expenses               1,790         1,109
   Deferred revenue                                    2,262         4,163
                                                    --------      --------
      Total current liabilities                        5,349         6,410
                                                    --------      --------
Capital lease obligations                              1,840         1,728
                                                    --------      --------
Deferred revenue                                         954           750
                                                    --------      --------

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000
     authorized; no shares issued or
     outstanding                                          --            --
   Common stock, $0.01 par value; 30,000,000
     shares authorized; 9,857,112 and
     9,851,487 shares issued and outstanding
     at March 31, 1997 and December 31, 1996,
     respectively                                         99            99
   Additional paid-in capital                         46,392        46,102
   Accumulated deficit                               (11,229)      (10,934)
                                                    --------      --------
                                                      35,262        35,267
   Deferred compensation                                (823)         (646)
                                                    --------      --------
      Total stockholders' equity                      34,439        34,621
                                                    ========      ========
                                                    $ 42,582      $ 43,509
                                                    ========      ========

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1997           1996
                                                         ------         ------

Revenue:
   Compound development revenue                          $2,364         $  675
   Compound development revenue
         -- related party                                   895            750
                                                         ------         ------
                                                          3,259          1,425
                                                         ------         ------

Costs and expenses:
   Cost of revenue                                        1,464            410
   Cost of revenue -- related party                         618            384
   Research and development                                 670            540
   Marketing, general and administrative                  1,173            313
                                                         ------         ------
                                                          3,925          1,647
                                                         ------         ------

      Loss from operations                                 (666)          (222)

Interest income                                             444             89
Interest expense                                            (73)           (33)
                                                         ------         ------

      Net loss                                           $ (295)        $ (166)
                                                         ======         ======

Net loss per share (pro forma for 1996)                  $(0.03)        $(0.02)
                                                         ======         ======

Weighted average common shares
outstanding (pro forma for 1996)                          9,858          7,438
                                                         ======         ======


                                  ARQULE, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1997       1996
                                                       -------     ------

Cash flows from operating activities:
   Net loss                                            $  (295)    $ (166)
Adjustment to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                           426        163
   Amortization of deferred compensation                   105         --
   Decrease (increase) in prepaid expenses and              80         (6)
     other current assets
   Increase in other assets                                (14)        --
   Decrease in notes receivable from related party           8          8
   Increase in accounts payable and accrued expenses       681         86
   (Decrease) increase in deferred revenue              (1,697)       225
                                                       -------     ------

      Net cash (used in) provided by operating
        activities                                        (706)       310
                                                       -------     ------
Cash flows from investing activities:
   Proceeds from sale or maturity of marketable
        securities                                          --        227
   Additions to property and equipment                    (668)      (768)
                                                       -------     ------

      Net cash used in investing activities               (668)      (541)
                                                       -------     ------

Cash flows from financing activities:                       --
   Principal payments of capital lease obligations        (284)      (108)
                                                       -------     ------

      Net cash used in financing activities               (284)      (108)
                                                       -------     ------

   Net decrease in cash and cash equivalents            (1,658)      (339)
   Cash and cash equivalents, beginning of period       36,586      2,989
                                                       -------     ------

   Cash and cash equivalents, end of period            $34,928     $2,650
                                                       =======     ======

                                      -4-

                                  ARQULE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31,1997. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of ArQule, Inc. as of March 31, 1997, and the results of its operations for the three month periods ending March 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.   NET LOSS PER SHARE (UNAUDITED)

     Pro forma net loss per share is determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock which occurred upon the closing of the public offering of the Company's common stock on October 16, 1996.

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

     Historical net loss per share has not been presented for the three months ended March 31, 1996 as the Series A Convertible Preferred Stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than twelve months prior to the public offering.

                                  ARQULE, INC.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 will be effective for the Company's fourth quarter of 1997 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. As the Company has historically reported net losses, earnings per share as computed under the provisions of SFAS 128 is not expected to differ from the earnings per share amounts previously reported by the Company.

4.   SUBSEQUENT EVENT (UNAUDITED)

     On April 4, 1997, the Company completed its secondary public offering of 1,932,500 shares of common stock at $12.00 per share, which included the underwriters exercise of their over-allotment option of 300,000 shares of common stock on April 14, 1997. The combined gross proceeds raised by ArQule from the offering and over-allotment option was approximately $23,190,000.

                                  ARQULE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW

     ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology and agrichemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrichemical partners: (i) Mapping Array(TM) compound sets, which are arrays of novel, diverse small molecule compounds used for screening and
     (ii) Directed Array(TM) compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

     The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenue to date is primarily attributable to five major corporate collaborations: Pharmacia Biotech AB, entered into in March 1995; Abbott Laboratories, entered into in June 1995; Solvay Duphar B.V., entered into in November 1995; Roche Bioscience, entered into in September 1996; and Monsanto Company, entered into in December 31, 1996. Under these collaborations, the Company has received payments of $16.7 million through March 31, 1997 and has recognized $13.7 million as revenue. The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership of resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

     The Company has not been profitable since incorporation and has incurred a cumulative net loss of $11.2 million through March 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on its ability to market its Mapping Array(TM) and Directed Array(TM) sets to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in the Company's Annual Report or Form 10K for the year ended December 31, 1996.


RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     REVENUE. The Company's revenue for the three months ended March 31, 1997 increased $1.9 million to $3.3 million from $1.4 million for the same period in 1996. This increase is primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. Specifically, the increase is attributable to the addition of collaborative agreements with Roche BioScience and Monsanto Company in October and December of 1996, respectively.

     COST OF REVENUE. The Company's cost of revenue for the three months ended March 31, 1997 increased $1.3 million to $2.1 million from $.8 million for the same period in 1996. This increase was primarily attributable to the costs of additional scientific and facilities personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to its collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended March 31, 1997 increased $0.2 million to $0.7 million from $0.5 million for the same period in 1996. This increase was the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended March 31, 1997 increased $0.9 million to $1.2 million from $0.3 million for the same period in 1996. The increase was primarily associated with increased business development activities, expenses of being a public company, and higher levels of administrative support for the Company's growth during 1997. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

     NET INTEREST INCOME (EXPENSE). The Company's net interest income for the three months ended March 31, 1997 was $0.4 million, which compared to $0.1 million for the same period in 1996. Higher interest income in 1997 resulted primarily from the Company holding higher cash balances following its initial public offering of common stock in October 1996.

     NET LOSS. The Company's net loss for the quarter ended March 31, 1997 increased $0.1 million to $0.3 million from $0.2 million for 1996. The increase was primarily attributable to operating and development expenses exceeding the increase in revenue generated from corporate collaborations during 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company held cash and cash equivalents and marketable securities with a value of $35.4 million. The Company's working capital at March 31, 1997 was $30.8 million. The Company has funded operations through March 31, 1997 with sales of preferred stock and common stock totaling $45.3 million, payments from corporate collaborators totaling $16.7 million, and the utilization of capital equipment lease financing totaling $4.7 million. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of March 31, 1997, the Company had utilized $4.2 million of the available $8.5 million financing facility.

     In April 1997, the Company raised approximately $23.2 million from the sale of 1.9 million shares of common stock in the Company's secondary public offering.

     Management estimates that the Company's existing cash equivalents, short-term investments, cash generated from operations and research funding from corporate collaborators, will enable the Company to maintain its current and planned operations at least through March 1999. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

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


                                 ArQule, Inc.





Date:  May 9, 1997               /s/ James R. Fitzgerald,Jr.
                                 -------------------------------------------
                                 James R. Fitzgerald, Jr.
                                (Vice President, Chief Financial Officer and
                                 Treasurer)