Form 10-Q
period 1997-06-30
ARQULE INC
filed 1997-08-12
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997                Commission File No. 000-21429


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

YES             X*                        NO
   -----------------------------            -----------------------------

Number of shares outstanding of the registrant's Common Stock as of August 6, 1997:

Common Stock, par value $.01                11,846,222 shares outstanding


* The Company has been subject to such filing requirements since its Registration Statement Number 333-11105 on Form S-1 was declared effective on October 16, 1996.

                                  ARQULE, INC.

                           QUARTER ENDED JUNE 30, 1997


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1 - Unaudited Condensed Financial Statements

       Condensed Balance Sheet (Unaudited)
           June 30, 1997 and December 31, 1996 ...........................    2

       Condensed Statement of Operations (Unaudited)
           Three months ended June 30, 1997 and 1996
           and six months ended June 30, 1997 and 1996....................    3

       Condensed Statement of Cash Flows (Unaudited)
           Six months ended June 30, 1997 and 1996........................    4

       Notes to Unaudited Condensed Financial Statements..................    5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    8


PART II - OTHER INFORMATION...............................................   12

Item 4 - Submission of Matters to a Vote of Security Holders..............   12

Item 6 - Exhibits and Reports on Form 8-K.................................   12

Signatures................................................................   13

                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1997             1996
                                                                                 ------------     ------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                    $12,488         $36,586
       Marketable securities                                                         40,593             500
       Accounts receivable                                                            1,446             250
       Prepaid expenses and other current assets                                        113             338
       Notes receivable from related parties                                            176             176
                                                                                    -------         -------

             Total current assets                                                    54,816          37,850

       Property and equipment, net                                                    7,318           5,293
       Other assets                                                                     153             139
       Notes receivable from related parties                                            212             227
                                                                                    -------         -------

                                                                                    $62,499         $43,509
                                                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
       Current portion of capital lease obligations                                 $ 1,373         $ 1,138
       Accounts payable and accrued expenses                                          1,394           1,109
       Deferred revenue                                                               1,495           4,163
                                                                                    -------         -------

            Total current liabilities                                                 4,262           6,410

Capital lease obligations                                                             1,700           1,728

Deferred revenue                                                                        795             750

Stockholders' Equity:
       Common Stock, $0.01 par value; 30,000,000 shares
            authorized; 11,807,012 and 9,851,487 shares
            issued and outstanding at June 30, 1997 and
            December 31, 1996, respectively                                             118              99
       Additional paid-in capital                                                    68,040          46,102
       Accumulated deficit                                                          (11,664)        (10,934)
                                                                                    -------         -------
                                                                                     56,494          35,267
Deferred compensation                                                                  (752)           (646)
                                                                                    -------         -------
       Total stockholders' equity                                                    55,742          34,621
                                                                                    -------         -------
                                                                                    $62,499         $43,509
                                                                                    =======         =======

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                      1997        1996        1997        1996
                                                    --------    --------    --------    --------
Revenue:
     Compound development revenue                   $  2,364    $    800    $  4,728    $  1,475
     Compound development revenue - related party        895         750       1,790       1,500
                                                    --------    --------    --------    --------
          Total revenue                                3,259       1,550       6,518       2,975

Costs and expenses:
     Cost of revenue                                   1,609         552       3,073         962
     Cost of revenue - related party                     635         589       1,253         973
     Research and development                          1,158         579       1,828       1,119
     Marketing, general and administrative               924         515       2,097         828
                                                    --------    --------    --------    --------
          Total costs and expenses                     4,326       2,235       8,251       3,882
                                                    --------    --------    --------    --------

          Loss from operations                        (1,067)       (685)     (1,733)       (907)

Interest income                                          702          83       1,146         172
Interest expense                                         (70)         14        (143)        (19)
                                                    --------    --------    --------    --------

          Net loss                                  $   (435)   $   (588)   $   (730)   $   (754)
                                                    ========    ========    ========    ========

Net loss per share (pro forma for 1996)             $  (0.04)   $  (0.08)   $  (0.07)   $  (0.10)
                                                    ========    ========    ========    ========

Weighted average common shares outstanding            11,591       7,438      10,724       7,443
     (pro forma for 1996)                           ========    ========    ========    ========

                                  ARQULE, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               1997        1996
                                                             --------    --------
Cash flows from operating activities:
     Net loss                                                $   (730)   $   (754)
Adjustment to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                              1,007         434
     Amortization of deferred compensation                        224          --
     Increase in accounts receivable                           (1,196)         --
     Decrease in prepaid expenses and other current assets        225          43
     Increase in other assets                                     (14)         --
     Decrease in notes receivable from related party               15          --
     Increase in accounts payable and accrued expenses            285         550
     (Decrease) increase in deferred revenue                   (2,623)      1,025
                                                             --------    --------

Net cash (used in) provided by operating activities            (2,807)      1,298
                                                             --------    --------

Cash flows from investing activities:
      Purchase of available-for-sale marketable securities    (40,093)         --
      Proceeds from sale or maturity of available-for-sale
          marketable securities                                    --       1,002
      Proceeds from issuance of Common Stock                   21,627          --
      Additions to property and equipment                      (2,209)     (2,437)
                                                             --------    --------

Net cash used in investing activities                         (20,675)     (1,435)
                                                             --------    --------

Cash flows from financing activities:
     Principal payments of capital lease obligation              (616)       (285)
                                                             --------    --------

Net cash used in financing activities                            (616)       (285)
                                                             --------    --------

Net decrease in cash and cash equivalents                     (24,098)       (422)
Cash and cash equivalents, beginning of period                 36,586       2,989
                                                             --------    --------

Cash and cash equivalents, end of period                     $ 12,488    $  2,567
                                                             ========    ========

                                  ARQULE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31,1997. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of ArQule, Inc. as of June 30, 1997, and the results of its operations for the three and six month periods ending June 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.     NET LOSS PER SHARE (UNAUDITED)

       Pro forma net loss per share is determined by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock which occurred upon the closing of the public offering of the Company's Common Stock on October 16, 1996.

       Common Stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve month period preceding the initial filing of the Company's Registration Statement Commission File Number 333-11105 have been included in the calculation of pro forma net loss per share using the treasury stock method and the initial public offering price of $12.00 per share as if outstanding for all periods presented through June 30, 1996.

       Historical net loss per share has not been presented for the three and six months ended June 30, 1996 as the Series A Convertible Preferred Stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than twelve months prior to the public offering.

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

3.     FOLLOW-ON OFFERING OF COMMON STOCK (UNAUDITED)

       On April 4, 1997, the Company completed a follow-on offering of 1,932,500 shares of Common Stock at $12.00 per share, which included the underwriters' exercise of their over-allotment option of 300,000 shares of Common Stock on April 14, 1997. The combined gross proceeds raised by ArQule from the offering and over-allotment option was approximately $23,190,000.


4.     CASH EQUIVALENTS AND MARKETABLE SECURITIES (UNAUDITED)

       The following is a summary of cash equivalents held by the Company at June 30, 1997 and December 31, 1996 which are carried at fair market value: (In thousands)

                                                         JUNE 30,      DECEMBER 31,
                                                           1997            1996
-----------------------------------------------------------------------------------
Money Market                                             $ 5,834         $36,126
U.S. Government Debt Securities                            1,584              --
Corporate Notes                                            4,488              --
                                                         -------         -------
                                                         $11,906         $36,126
                                                         =======         =======

                                  ARQULE, INC.

       The following is a summary of available-for-sale marketable securities held by the Company at June 30, 1997 and December 31, 1996 which are carried at fair market value: (In thousands)

                                                              UNREALIZED    UNREALIZED    AMORTIZED
JUNE 30, 1997                MATURITY TERM      FAIR VALUE       GAINS        LOSSES        COST
----------------------------------------------------------------------------------------------------
U.S. Government
   Debt Securities           Within 1 year        $13,744          1           (1)        $13,744

Corporate Notes              Within 1 year         26,849          3           (3)         26,849
                                                  -------         --          ---         -------

                                                  $40,593          4           (4)        $40,593
                                                  =======         ==          ===         =======

DECEMBER 31, 1996
--------------------------------------------------------------------------------
U.S. Government
   Debt Securities           Within 1 year      $500       --     --     $500
                                                ----      ---    ---     ----

                                                $500       --     --     $500
                                                ====      ===    ===     ====

       All of the Company's marketable securities are classified as current at June 30, 1997 and December 31, 1996 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

5.     SUBSEQUENT EVENT (UNAUDITED)

       On July 3, 1997, the Company and Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation, signed a collaboration to discover and optimize drug candidates for a minimum of 15 of Wyeth-Ayerst's selected pharmaceutical targets. Wyeth-Ayerst will pay ArQule approximately $28 million, which includes a $2 million equity investment in ArQule to be paid in 1998. Wyeth-Ayerst will make further payments to ArQule throughout the five year collaboration as development milestones are reached. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration. On July 3, 1997, under the terms of the agreement, Wyeth made an initial payment to the Company of $2.3 million upon commencement of the collaboration. The 5 year collaboration will provide Wyeth-Ayerst with access to ArQule's Mapping Array(TM) Program as well as access to ArQule's Directed Array(TM) Program.

                                  ARQULE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW

       ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology and agrichemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrichemical partners: (i) Mapping Array(TM) compound sets, which are arrays of novel, diverse small molecule compounds used for generating leads and (ii) Directed Array(TM) compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

       The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenue to date is primarily attributable to five major corporate collaborations: Pharmacia Biotech AB, entered into in March 1995; Abbott Laboratories, entered into in June 1995; Solvay Duphar B.V., entered into in November 1995; Roche Bioscience, entered into in September 1996; and Monsanto Company, entered into in December 31, 1996. Under these collaborations, the Company has received payments of $17.8 million through June 30, 1997 and has recognized $16.9 million as revenue. The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership of resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

       The Company has not been profitable since incorporation and has incurred a cumulative net loss of $11.7 million through June 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on its ability to market its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in the Company's Annual Report on Form 10K for the year ended December 31, 1996.


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

       REVENUE. The Company's revenue for the three months ended June 30, 1997 increased $1.7 million to $3.3 million from $1.6 million for the same period in 1996. Revenue was $6.5 million and $3.0 million for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. The increase is primarily attributable to the addition of collaborative agreements with Roche BioScience and Monsanto Company in October and December of 1996, respectively.

       COST OF REVENUE. The Company's cost of revenue for the three months ended June 30, 1997 increased $1.1 million to $2.2 million from $1.1 million for the same period in 1996. Cost of revenue was $4.3 million and $1.9 million for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily attributable to the costs of additional scientific and facilities personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

       RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended June 30, 1997 increased $0.6 million to $1.2 million from $0.6 million for the same period in 1996. Research and development expenses were $1.8 million and $1.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase is the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

       MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended June 30, 1997 increased $0.4 million to $0.9 million from $0.5 million for the same period in 1996. Marketing, general and administrative expenses were $2.1 million and $0.8 million for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily associated with increased marketing and business development activities, expenses of being a public company, and higher levels of administrative support for the Company's growth during 1997. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

       NET INTEREST INCOME (EXPENSE). The Company's net interest income for the three months ended June 30, 1997 was $0.6 million, which compared to $0.1 million for the same period in 1996. Net income was $1.0 million and $0.2 million for the six months ended June 30, 1997 and 1996, respectively. Higher interest income in 1997 resulted primarily from the Company holding higher cash and marketable securities balances following its initial and follow-on offerings of Common Stock in October 1996 and April of 1997, respectively.

       NET LOSS. The Company's net loss for the three months ended June 30, 1997 decreased $0.2 million to $0.4 million from $0.6 million for the same period in 1996. Net loss was $0.7 million and $0.8 million for the six months ended June 30, 1997 and 1996, respectively. The decrease is primarily attributable to expanded levels of research and operating expenses which were partially offset by the increase in net interest income.



LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1997, the Company held cash and cash equivalents and marketable securities with a value of $53.1 million. The Company's working capital at June 30, 1997 was $50.6 million. The Company has funded operations through June 30, 1997 with sales of preferred stock and Common Stock totaling $66.8 million, payments from corporate collaborators totaling $17.8 million, and the utilization of capital equipment lease financing totaling $5.0 million. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of June 30, 1997, the Company had utilized $4.4 million of the available $8.5 million financing facility.

       In April 1997, the Company raised gross proceeds of approximately $23.2 million from the sale of 1.9 million shares of Common Stock in the Company's follow-on offering.

       Management estimates that the Company's existing cash equivalents, short-term investments, cash generated from operations and research funding from corporate collaborators will enable the Company to maintain its current and planned operations at least through March 1999. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

                                  ARQULE, INC.




PART II - OTHER INFORMATION

Items 1 - 3 - None

Item 4: - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of stockholders held on May 14, 1997, the Company's stockholders voted to re-elect Messrs. Stephen M. Dow and Eric B. Gordon to the Board of Directors each for a three-year term.

         Nominees             Total Vote "For"     Total Vote "Against"
         --------------------------------------------------------------
         Stephen M. Dow          7,194,185               9,600
         Eric B. Gordon          7,172,935              30,850

         The terms in office of Allan R. Ferguson, Joseph C. Hogan, Jr., Ph.D. and Adrian deJonge, Ph.D. continued after the meeting.

Item 5 - None

Item 6(a) - Exhibit:

      Exhibits                             Description
      --------                             -----------
        10.1:                Research and License Agreement between the
                             Company and American Home Products Corporation
                             acting through its Wyeth-Ayerst Research Division,
                             dated July 3, 1997.

        10.2: Common Stock Purchase Agreement between the Company and American Home Products Corporation dated
                             July 3, 1997

        11:                  Statement Regarding Computation of Unaudited Pro
                             Forma Net Loss Per Share

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


                                 ArQule, Inc.






Date:  August 11, 1997           /s/ James R. Fitzgerald, Jr.
                                 -----------------------------------------------
                                 James R. Fitzgerald, Jr.
                                 (Vice President, Chief Financial Officer and
                                 Treasurer)

                                  ARQULE, INC.
                                 EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

   10.1++: Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division, dated July 3, 1997.

   10.2: Common Stock Purchase Agreement between the Company and American Home Products Corporation dated July 3, 1997

   11:          Statement Regarding Computation of Unaudited Pro Forma Net
                Loss Per Share

   27:          Financial Data Schedule







++ Confidential treatment has been requested for certain portions of this Exhibit persuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.