Form 10-Q
period 1997-09-30
ARQULE INC
filed 1997-11-14
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997           Commission File No. 000-21429
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


                                 (781) 395-4100
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        X                                    NO
   --------------------                           ---------------------

Number of shares outstanding of the registrant's Common Stock as of November 10, 1997:

Common Stock, par value $.01             11,888,909 shares outstanding

                                  ARQULE, INC.

                        QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1 - Unaudited Condensed Financial Statements

       Condensed Balance Sheet (Unaudited)
            September 30, 1997 and December 31, 1996 .......................  2

       Condensed Statement of Operations (Unaudited)
            Three months ended September 30, 1997 and 1996
            and nine months ended September 30, 1997 and 1996...............  3

       Condensed Statement of Cash Flows (Unaudited)
            Nine months ended September 30, 1997 and 1996...................  4

       Notes to Unaudited Condensed Financial Statements....................  5

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  8


PART II - OTHER INFORMATION................................................. 12

Item 6 - Exhibits and Reports on Form 8-K................................... 12

Signatures  ................................................................ 13

                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA )

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1997            1996
                                                      ------------     -----------

ASSETS
Current Assets:
     Cash and cash equivalents                         $  8,327         $ 36,586
     Marketable securities                               44,809              500
     Accounts receivable                                    750              250
     Prepaid expenses and other current assets               56              338
     Notes receivable from related parties                  176              176
                                                       --------         --------

           Total current assets                          54,118           37,850

     Property and equipment, net                          9,053            5,293
     Other assets                                           166              139
     Notes receivable from related parties                  204              227
                                                       --------         --------
                                                       $ 63,541         $ 43,509
                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease
     obligations                                       $  1,383         $  1,138
     Accounts payable and accrued expenses                1,551            1,109
     Deferred revenue                                     2,245            4,163
                                                       --------         --------
          Total current liabilities                       5,179            6,410

Capital lease obligations                                 1,391            1,728

Deferred revenue                                            636              750

Shareholders' Equity:
     Common stock, $0.01 par value; 30,000,000
        shares authorized;  11,879,214 and
        9,851,487 shares issued and outstanding
        at September 30, 1997 and December 31,
        1996, respectively                                  119               99
     Additional paid-in capital                          68,252           46,102
     Accumulated deficit                                (11,361)         (10,934)
                                                       --------         --------
                                                         57,010           35,267
Deferred compensation                                      (675)            (646)
                                                       --------         --------
     Total stockholders' equity                          56,335           34,621
                                                       --------         --------
                                                       $ 63,541         $ 43,509
                                                       ========         ========

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS                    NINE MONTHS
                                                                  ENDED                          ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                          1997            1996             1997            1996
                                                       --------         -------         --------         -------
Revenue:
   Compound development revenue                        $  3,814         $   675         $  8,542         $ 2,150
   Compound development revenue - related party             895             750            2,685           2,250
                                                       --------         -------         --------         -------
        Total revenue                                     4,709           1,425           11,227           4,400
                                                       --------         -------         --------         -------

Costs and expenses:
   Cost of revenue                                        2,404             645            5,497           1,607
   Cost of revenue - related party                          616             709            1,849           1,682
   Research and development                               1,127             835            2,954           1,954
   Marketing, general and administrative                  1,012             735            3,112           1,563
                                                       --------         -------         --------         -------
        Total costs and expenses                          5,159           2,924           13,412           6,806
                                                       --------         -------         --------         -------

        Loss from operations                               (450)         (1,499)          (2,185)         (2,406)

Interest income                                             811              71            1,958             243
Interest expense                                            (58)             (9)            (200)            (28)
                                                       --------         -------         --------         -------

        Net income (loss)                              $    303         $(1,437)        $   (427)        $(2,191)
                                                       ========         =======         ========         =======

Net income (loss) per share
   (pro forma for 1996)                                $   0.02         $ (0.21)        $  (0.04)        $ (0.30)
                                                       ========         =======         ========         =======

Weighted average common shares outstanding
  (pro forma for 1996)                                   12,996           6,743           10,767           7,210
                                                       ========         =======         ========         =======

                                  ARQULE, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1997            1996
                                                            --------         -------

Cash flows from operating activities:
    Net loss                                                $   (427)        $(2,191)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                  1,552             876
Amortization of deferred compensation                            300              --
Increase in accounts receivable                                 (500)             --
Decrease in prepaid expenses and other current
  assets                                                         282              50
Increase in other assets                                         (27)           (500)
Decrease (increase) in notes receivable from related
  party                                                           23            (250)
Increase in accounts payable and accrued expenses                442             506
(Decrease) increase in deferred revenue                       (2,032)          1,600
                                                            --------         -------

Net cash (used in) provided by operating activities             (387)             91
                                                            --------         -------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities         (52,957)         (5,434)
Proceeds from sale or maturity of available-for-sale
  marketable securities                                        8,648           7,707
Proceeds from issuance of common stock                        21,841              --
Additions to property and equipment                           (4,456)         (2,476)
                                                            --------         -------

Net cash used in investing activities                        (26,924)           (203)
                                                            --------         -------
Cash flows from financing activities:
Principal payments of capital lease obligation                  (948)           (496)
                                                            --------         -------

Net cash used in financing activities                           (948)           (496)
                                                            --------         -------

Net decrease in cash and cash equivalents                    (28,259)           (608)
Cash and cash equivalents, beginning of period                36,586           2,989
                                                            --------         -------

Cash and cash equivalents, end of period                    $  8,327         $ 2,381
                                                            ========         =======

                                  ARQULE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31,1997. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.    NET INCOME (LOSS) PER SHARE (UNAUDITED)

      Net Income Per Share in 1997
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 will become effective for the Company's fiscal periods ending after December 15, 1997 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. For the reporting period where the Company has reported net losses, earnings per share as computed under the provisions of SFAS 128 is not expected to differ from the earnings per share amounts previously reported by the Company. For the three months ended September 30, 1997, the Company reported a profit and earnings per share of $0.02. Implementation of diluted earnings per share to be presented under SFAS 128 will not be materially different.

      The net income per share calculation for the third quarter of 1997 includes common stock equivalents as a result of stock options outstanding. These options are not included in any net loss per share calculations presented as they are considered anti-dilutive. Fully diluted earnings per share does not differ from primary earnings per share and is not presented.

                                  ARQULE, INC.

      Proforma Net Loss Per Share in 1996
      Pro forma net loss per share is determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock which occurred upon the closing of the public offering of the Company's Common Stock on October 16, 1996.

      Common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve month period preceding the initial filing of the Company's Registration Statement (Commission File Number 333-11105) have been included in the calculation of pro forma net loss per share using the treasury stock method and the initial public offering price of $12.00 per share as if outstanding for all periods presented through June 30, 1996.

      Historical net loss per share has not been presented for the three and nine months ended September 30, 1996 as the Series A Convertible Preferred Stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than twelve months prior to the public offering.

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

4.    CASH EQUIVALENTS AND MARKETABLE SECURITIES (UNAUDITED)

      The following is a summary of cash equivalents held by the Company at September 30, 1997 and December 31, 1996 which are carried at fair market value: (In thousands)

                                            SEPT. 30,             DECEMBER 31,
                                              1997                   1996
--------------------------------------------------------------------------

Money Market                                 $1,526                $36,126
U.S. Government Debt Securities               1,994                     --
Corporate Notes                               2,773                     --
                                             ------                -------
                                             $6,293                $36,126
                                             ======                =======

                                  ARQULE, INC.

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)



      The following is a summary of available-for-sale marketable securities held by the Company at September 30, 1997 and December 31, 1996 which are carried at fair market value: (In thousands)

                                                               UNREALIZED    UNREALIZED    AMORTIZED
SEPTEMBER 30, 1997          MATURITY TERM      FAIR VALUE         GAINS        LOSSES        COST
----------------------------------------------------------------------------------------------------

U.S. Government
   Debt Securities         Within 1 year        $13,936             7           (1)        $13,930

Corporate Notes            Within 1 year         30,873            19           (5)         30,859
                                                 ------          ----          ----        -------

                                                $44,809            26           (6)        $44,789
                                                =======          ====          ====        =======


DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------

U.S. Government
   Debt Securities         Within 1 year        $     500          -             -         $    500
                                                ---------          -             -         --------

                                                $     500          -             -         $    500
                                                =========          =             =         ========

      All of the Company's marketable securities are classified as current at September 30, 1997 and December 31, 1996 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

5.    AMERICAN HOME PRODUCTS COLLABORATION (UNAUDITED)

      On July 3, 1997, the Company and Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation (AHP), signed a collaborative agreement to discover and optimize drug candidates (the "Collaborative Agreement"). The Collaborative Agreement provides that AHP will pay ArQule approximately $28 million over the term of the Collaborative Agreement, including a $2 million equity investment in ArQule to be paid in 1998. AHP will make further primarily research payments to ArQule throughout the five-year collaboration as development milestones are reached. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration. On July 3, 1997, under the terms of the Collaborative Agreement, AHP made an initial payment to the Company of $2.3 million upon commencement of the collaboration. The five-year collaboration will provide AHP with access to ArQule's annual Mapping Array(TM) Program as well as access to ArQule's Directed Array(TM) Program for a minimum of 15 of AHP's selected pharmaceutical targets.

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

      The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenues to date are primarily attributable to six major corporate collaborations: Pharmacia Biotech AB, entered into in March 1995; Abbott Laboratories, entered into in June 1995; Solvay Duphar B.V., entered into in November 1995; Roche Bioscience, entered into in September 1996; Monsanto Company, entered into in December 1996; and American Home Products entered into in July 1997. The Company recognizes revenue under its corporate collaborations as related work is performed or as arrays are delivered. Payments received from corporate partners prior to the completion of the related work or before array delivery are recorded as deferred revenue. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership interests in any resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

      The Company experienced its first quarter of profitability during the three months ended September 30, 1997, reflecting the increase in revenues resulting from ArQule's growing collaborator base. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone payments, which are inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact profitability.

      The Company has incurred a cumulative net loss of $11.4 million through September 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve continued profitability is dependent on its ability to market its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

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

RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      REVENUE. The Company's revenue for the three months ended September 30, 1997 increased $3.3 million to $4.7 million from $1.4 million for the same period in 1996. Revenue was $11.2 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. The increase is primarily attributable to the addition of collaborative agreements with Roche BioScience, Monsanto Company and American Home Products in October 1996, December 1996 and July 1997, respectively.

      COST OF REVENUE. The Company's cost of revenue for the three months ended September 30, 1997 increased $1.6 million to $3.0 million from $1.4 million for the same period in 1996. Cost of revenue was $7.3 million and $3.3 million for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

      RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended September 30, 1997 increased $0.3 million to $1.1 million from $0.8 million for the same period in 1996. Research and development expenses were $3.0 million and $2.0 million for the nine months ended September 30, 1997 and 1996, respectively. These increases are the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

      MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended September 30, 1997 increased $0.3 million to $1.0 million from $0.7 million for the same period in 1996. Marketing, general and administrative expenses were $3.1 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily associated with increased marketing and business development activities, expenses of being a public company, and higher levels of administrative support in concert with the Company's growth during 1997. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

      NET INTEREST INCOME (EXPENSE). The Company's net interest income for the three months ended September 30, 1997 was $0.8 million, compared to $0.1 million for the same period in 1996. Net interest income was $1.8 million and $0.2 million for the nine months ended September 30, 1997 and 1996, respectively. Higher interest income in 1997 resulted primarily from the Company holding higher cash and marketable securities balances following its initial and follow-on offerings of common stock in October 1996 and April 1997, respectively.

      NET INCOME (LOSS). The Company's net income for the three months ended September 30, 1997 was $0.3 million as compared to a net loss of $1.4 for the same period in 1996. The net loss was $0.4 million and $2.2 million for the nine months ended September 30, 1997 and 1996, respectively. The third quarter net income for 1997 is primarily attributable to increase in revenues from the Company's growing collaborator base and higher net interest income recognized during 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company held cash and cash equivalents and marketable securities with a value of $53.1 million. The Company's working capital at September 30, 1997 was $48.9 million. The Company has funded operations through September 30, 1997 with sales of preferred stock and common stock totaling $66.8 million, payments from corporate collaborators totaling $23.8 million, and the utilization of capital equipment lease financing totaling $5.3 million. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of September 30, 1997, the Company had utilized $4.5 million of the available $8.5 million financing facility.

      In April 1997, the Company raised gross proceeds of approximately $23.2 million from the sale of 1.9 million shares of Common Stock in the Company's follow-on offering.

      Management estimates that the Company's existing cash equivalents, short-term investments, cash generated from operations and research funding from corporate collaborators will enable the Company to maintain its current and planned operations at least through March 1999. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. The Company may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

                             ARQULE, INC.


PART II - OTHER INFORMATION

Items 1-5 - None


Item 6(a) - Exhibits:

       EXHIBITS                                 DESCRIPTION
       --------                                 -----------

         10.1: Second Amendment to Option Agreement and Research and Development Agreement between the Company and Pharmacia Biotech AB dated September 23, 1996.

         10.2: Third Amendment to Option Agreement and Research and Development Agreement between the Company and Pharmacia Biotech AB dated June 24, 1997.

         10.3: First Allonge to Promissory Note between the Company and Eric B. Gordon dated July 16, 1997.

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


                                  ArQule, Inc.





Date:   November 12, 1997         /s/ James R. Fitzgerald, Jr.
                                  ---------------------------------------------
                                  James R. Fitzgerald, Jr.
                                  (Vice President, Chief Financial
                                  Officer and Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

         10.1:* Second Amendment to Option Agreement and Research and Development Agreement between the Company and Pharmacia Biotech AB dated September 23, 1996.

         10.2:* Third Amendment to Option Agreement and Research and Development Agreement between the Company and Pharmacia Biotech AB dated June 24, 1997.

         10.3: First Allonge to Promissory Note between the Company and Eric B. Gordon dated July 16, 1997.

         11: Statement Regarding Computation of Unaudited Pro Forma Net Loss Per Share

         27:           Financial Data Schedule









* Confidential treatment has been requested for certain portions of these exhibits pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.