Form 10-K
period 1997-12-31
ARQULE INC
filed 1998-03-17
CIK 1019695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    COMMISSION FILE NUMBER: 000-21429

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (781) 395-4100

     Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            (TITLE OF EACH CLASS)                           ON WHICH REGISTERED
            ---------------------                          ---------------------
                     None                                           None

     Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1998 was: $218,276,085.

     There were 11,938,236 shares of the registrant's Common Stock outstanding as of March 5, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant's 1998 Annual Meeting of Shareholders to be held on May 14, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     ArQule has created a new technology platform for the discovery and production of novel chemical compounds with commercial potential. The Company has developed proprietary technologies for the identification and optimization of drug development candidates and agrochemicals. Using combinatorial chemistry, a modular building block approach to the development of compounds, structure-guided compound design, high speed parallel chemical synthesis and information technology, the Company rapidly develops large, diverse collections of compounds that have the potential to be biologically active. To date, the Company has entered into collaborative arrangements with Abbott Laboratories, Monsanto Company, Amersham Pharmacia Biotech AB, Roche Bioscience, Solvay Duphar B.V., American Homes Products Corporation, Inc. and Sankyo Company, Ltd. and has formed joint discovery programs with many biotechnology companies.

     The Company's goal is to penetrate the product development pipelines of major pharmaceutical, biotechnology and agrochemical companies and to maximize the likelihood that active compounds are discovered and successfully developed. In order to achieve this goal, the Company pursues a strategy designed to maximize the number of biological targets against which its compounds are screened. ArQule believes that its technologies will allow its collaborative partners in the pharmaceutical, biotechnology and agrochemical industries to accelerate the product development process by several years, permitting them to realize significant cost reductions and the earlier recovery of research and development expenditures for successful drugs and agrochemicals. In addition, the Company believes its technologies will allow researchers to seek solutions to product development challenges previously deemed too costly or otherwise impractical because of the inherent limitations of traditional medicinal chemistry.

     The potential market for ArQule's proprietary modular building block technology is comprised of all consumers of novel chemical compounds, including developers of drugs, separations media, agrochemical products, industrial catalysts, specialty materials and other industrial products. The Company's initial business focus has been on the pharmaceutical, biotechnology and agrochemical industries.

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

  The ArQule Revolution

     ArQule believes its modular building block technology overcomes many of the limitations of current combinatorial chemistry approaches by achieving Targeted Discovery(TM) to accelerate the identification and optimization of lead compounds. Targeted Discovery is the design of diverse compound arrays that are biased toward specific biological targets by selecting molecules from a variety of chemical classes and constructing compound arrays in a manner believed to increase the probability of discovering one or more active compounds for those biological targets.

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

     In order to enhance the effectiveness of this modular building block technology, ArQule integrates the following tools:

     - structure-guided design;

     - a proprietary "automated molecular assembly plant" (AMAP(TM)) system for high speed parallel synthesis, purification and structural verification of chemical compounds; and

     - proprietary computer applications that facilitate the integration of all of the Company's proprietary technologies.

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

     The AMAP High Speed Parallel Synthesis System. Using its AMAP system, ArQule synthesizes, purifies and verifies structural information for individual compounds through automated high speed parallel synthesis. The AMAP system is capable of synthesizing thousands of compounds per day, each in milligram quantities adequate for multiple screens, analyzing such compounds for structural integrity and purity, registering the structural data in a relational database, and delivering the compounds in a 96-well microtiter plate format for high throughput screening.

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

APPLICATION OF THE COMPANY'S TECHNOLOGIES IN THE AGROCHEMICAL INDUSTRY

     Industry Background. Agrochemicals are chemical products used in the agricultural industry. Examples of agrochemicals are herbicides, pesticides, fungicides, bactericides and soil treatment agents. Historically, agrochemical developers have obtained chemical compounds for screening from natural product sources and by traditional medicinal synthesis, and then screened those compounds against whole organisms rather than specific molecular targets. Lead compounds have traditionally been optimized using medicinal chemistry techniques similar to those used in the drug industry. Agrochemicals are also expensive and time-consuming to develop. As an example, the American Crop Protection Association estimates that development, testing, and regulatory approval of a pesticide product typically requires eight to ten years and may cost up to $50 million.

     As in the case of the pharmaceutical industry, the agrochemical industry is under pressure to identify lead compounds for the development of new products. As patents expire on existing products and generic equivalents become available, developers must introduce improved products to stay competitive and maintain profit margins. To gain market acceptance of a new product at a premium price, the product must provide some advantage to the customer as compared with existing products, such as an improvement in environmental profile, user health and safety, consumer health and safety, user convenience, or effectiveness at lower concentrations. Alternatively, a producer can maintain profit margins on a product sold without a premium if that product can be manufactured at a lower cost. Therefore, products in the agrochemical industry have historically been subject to a cost-benefit analysis that only recently has affected the pharmaceutical industry with the advent of managed care.

     Combinatorial Chemistry in the Agrochemical Industry. The agrochemical industry is now adopting new technologies including high throughput screening and combinatorial chemistry for many of the same reasons as the pharmaceutical industry. The limitations of certain combinatorial chemistry techniques, as described in the context of the pharmaceutical industry, are also applicable to the agrochemical industry. Indeed, compound quantities and scale-up issues are perhaps more important to the agrochemical industry than the pharmaceutical industry.

     - Compound Quantities. The agrochemical industry has historically used whole-organism screening methods and has not completed the transition to screening for specific molecular targets. These whole-organism assays consume quantities of test compounds in excess of the quantities produced using certain current combinatorial chemistry techniques.

     - Scale-Up. As compared with the pharmaceutical industry, the agrochemical industry manufactures and sells larger quantities of product at a lower margin. In addition, these products will not succeed in the marketplace unless they offer a clear advantage over existing products, with cost-effectiveness as a major factor. Because of these constraints, the ease and cost of manufacture for a product is a more important consideration in the agrochemical industry than in the pharmaceutical industry.

     - The ArQule Advantage. The advantages of the ArQule approach to combinatorial chemistry, as described in the context of the pharmaceutical industry, are also advantages for the agrochemical industry. Indeed, the ArQule combinatorial compound discovery and development platform satisfies the important considerations of adequate compound quantities for initial screening and ease of scale-up for manufacturing. ArQule's compounds are delivered to its collaborators in milligram quantities sufficient for whole-organism screening methods, which are traditionally used in agrochemical development. In addition, ArQule's compounds are produced using fully reproducible and scalable manufacturing processes.

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

     Mapping Array(TM) Program. ArQule's Mapping Array Program is a multi-year subscription to annual Mapping Array compound sets which are designed around certain core structures or themes selected by ArQule. Through this program, the Company provides 15 to 20 Mapping Array compound sets, on an annual basis, each containing between 3,000 and 10,000 individual compounds for a minimum aggregate of 100,000 compounds. The Mapping Array Program is provided to subscribers without limitation as to the targets against which the compounds may be screened. ArQule believes this approach will maximize the number of targets against which its Mapping Array sets are tested, thereby maximizing the potential for identifying activity for each compound in the array. Initially, the Company provides its Mapping Array sets on a non-exclusive, subscription fee basis for screening purposes only. If a compound shows activity in a subscriber's assay, the subscriber may license that compound from the Company for development purposes on an exclusive basis, unless such compound has already been licensed to another collaborative partner. The Company does not provide any structural information regarding the compounds in the Mapping Array sets until a particular compound is licensed.

     Directed Array(TM) Programs. Under its Directed Array Programs, the Company provides Directed Array sets in order to optimize lead compounds. In a Directed Array set, the Company uses its modular building block technology to create analogs of a lead compound identified by the collaborator, either independently or as a result of screening a Mapping Array set. Successive Directed Array sets are generated in order to identify the analog or analogs having the greatest biological activity and most desirable development characteristics. When delivering each Directed Array set, the Company provides the collaborator with structural information for each compound in the array, and each compound is owned by the collaborator either individually or jointly with ArQule, subject to the payment of fixed fees, milestones and royalties to the Company. Under a typical Directed Array Program, ArQule provides three to seven Directed Array sets, each averaging about 1,000 analogs of a particular lead compound chosen by a collaborator in consultation with ArQule.

BUSINESS STRATEGY

     ArQule's goal is to become the leading drug and chemical product discovery company by using its high throughput molecular technologies to design, synthesize and test high performance molecules for health care and specialty chemical applications. The Company seeks to penetrate the product development pipelines of pharmaceutical, agrochemical and biotechnology companies and to maximize the likelihood of the discovery of activity and successful development of commercial compounds. Key elements of the Company's strategy include:

     - Collaborations with Pharmaceutical and Agrochemical Companies. The Company seeks collaborations with those companies that have established manufacturing, marketing and sales resources and a strong commitment to the development of pharmaceutical or agrochemical products. ArQule offers to each of its collaborative partners access to its Mapping Array Program for an annual subscription fee and provides, if requested, customized Directed Array Programs for a fixed fee. In addition, the Company is entitled to payments upon the achievement of certain milestones and royalties upon the commercialization of products developed by the collaborator from ArQule compounds. The Company plans to pursue additional collaborations aggressively to gain access to additional targets and development expertise and to generate additional revenue.

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

     - Extension of Chemistry Tools to Other Areas. The Company intends to extend its integrated technologies outside the fields of pharmaceuticals, agrochemicals and bioseparations to a variety of other applications, including industrial catalysts and polymeric structures for non-biological applications.

     - Continued Investment in Proprietary Chemistry Technology. ArQule intends to continue its aggressive investment in proprietary chemistry technologies through internal development and licensing of third party technologies. ArQule will also continue to invest in improving the cost-effectiveness of its products through automation and information technologies.

ARQULE'S PRODUCT DISCOVERY PROGRAMS

  Pharmaceutical and Agrochemical Company Collaborations

     To date, the Company has entered into the following major collaborations with pharmaceutical and agrochemical companies:

          Amersham Pharmacia Biotech AB. In March 1995, the Company entered into a collaborative agreement with Amersham Pharmacia Biotech AB ("Amersham"), to allow Amersham to evaluate the utility of the Company's technology for the development of products in the fields of bioseparations, synthesis of biomolecules and cell culture (the "Amersham Agreement"). On the same date, the Company and Amersham also signed an agreement under which Amersham has an option to acquire an exclusive, worldwide license to develop and commercialize specified compounds generated by the Company in additional fields covered under the Amersham Agreement, subject to the payment by Amersham of additional fees and the negotiation and execution by the parties of a license agreement containing commercially reasonable terms (the "Option Agreement"). In accordance with its terms, the Amersham Agreement expired on December 31,1997. The parties are actively engaged in negotiations to extend and expand the contract.

          Abbott Laboratories. In June 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott") pursuant to which Abbott subscribed to the Company's Mapping Array Program and has the right to request customized Directed Array sets (the "Abbott Agreement"). To date, the Company has provided Abbott with many Mapping Array and Directed Array sets. In August 1996, the Abbott Agreement was amended to provide for the Company to supply Abbott with additional Mapping Array sets and to eliminate restrictions on the period during which Abbott may screen the Mapping Array sets. In December 1996, the Abbott Agreement was further amended to extend the term of the Abbott Agreement until March 1999, to provide for the Company to supply Abbott with additional Mapping Array sets during such extended period and additional Directed Array sets during part of such extended period, and to provide for the payment by Abbott of additional research and development funding during such extended period. In December 1997, the Abbott Agreement was further amended to provide for the Company to supply Abbott with additional Mapping Array sets through March 1999 and with additional Directed Array sets through December 1999. Abbott may not terminate the Abbott Agreement prior to March 1999 without cause. Absent early termination, Abbott has agreed to pay the Company $7.4 million through March 1999. Abbott is also obligated under the Abbott Agreement to make additional payments upon the achievement of certain milestones and to pay royalties on the sale of drugs that may result from the relationship.

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

          American Home Products. In July 1997, the Company entered into a collaborative agreement with Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation ("Wyeth-Ayerst"), pursuant to which Wyeth-Ayerst subscribed to the Company's Mapping Array Program and has committed to a minimum number of Directed Array Programs. Wyeth-Ayerst will pay ArQule approximately $28 million, which includes a $2 million equity investment in ArQule to be paid in 1998. Wyeth-Ayerst will make further payments to ArQule throughout the five year collaboration as development milestones are reached. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration.

          Sankyo Company, Ltd. In November 1997, the Company entered into a collaborative agreement with Sankyo Company, Ltd. ("Sankyo") to discover and optimize drug candidates. The agreement calls for use of ArQule's Mapping Array and Directed Array Programs in identifying and optimizing lead compounds for a number of therapeutic areas. Under terms of the agreement, Sankyo will receive a three year subscription to ArQule's Mapping Array Program to discover new lead compounds. Sankyo is also committed to a minimum number of Direct Array Programs during the term of the agreement. Absent early termination, the Company will receive a minimum of $9.0 million over this three year period. Payments will be made to ArQule for delivery of the Mapping Array and Directed Array Programs and for achieved milestones. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration.

  Joint Discovery Programs with Biotechnology Companies

     ArQule has initiated joint programs for lead generation and optimization with a number of biotechnology companies. Some of ArQule's biotechnology collaborators and their areas of focus are listed below:

            COMPANY                           AREA OF FOCUS
            -------                           -------------
Acacia Biosciences               Biosynthesis and metabolism
Aurora Biosciences, Inc.         Mammalian Cell-Based Assays
Cubist Pharmaceuticals, Inc.     Infectious Diseases
CuraGen                          Genomics
FibroGen                         Fibrotic Disorders
GenQuest                         Cancer
Genzyme Corp.                    Cancer
ICAgen, Inc.                     Ion Channel Receptors
Ontogeny                         Developmental Biology Targets
Ribogene                         Pathogen specific translation
Scriptgen Pharmaceuticals, Inc.  RNA/Protein Interaction
Sepracor, Inc.                   Resistant HIV and Hepatitis B
Signal Pharmaceuticals, Inc.     Gene Transcription/Transcription Factors
SUGEN, Inc.                      Signal Transduction/Kinases
T Cell Sciences, Inc.            T Cell Activation/Inhibition
ViroPharma, Inc.                 RNA viruses

     In the United States, small biotechnology companies have been highly successful in the discovery of biological targets associated with disease states. Many of these companies, however, lack both (i) large libraries of chemical compounds to screen against identified targets and (ii) the sophisticated chemistry expertise required to optimize compounds once a lead compound has been identified. Under the Company's typical arrangement with a biotechnology company, ArQule provides Mapping Array sets for screening without collecting upfront fees, and the biotechnology company executes a preliminary material transfer agreement. If the collaborator detects an active compound within a Mapping Array set, and that compound has not been previously committed to a third party or to an internal ArQule program, the Company and the collaborator establish a joint discovery program and execute a more focused research collaboration agreement. If the parties are unable to negotiate the scope of a joint discovery program within a certain period, ArQule has the right to license such compound to any third party.

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

PATENTS AND PROPRIETARY RIGHTS

     ArQule has three issued U.S. utility patents, one issued U.S. design patent, one issued Australian patent, and over 70 patent applications in the U.S. and other countries. There can be no assurance that patent applications filed by ArQule will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to or licensed by ArQule will not be challenged, narrowed, invalidated or circumvented. The Company may also be subject to proceedings that result in the revocation of patent rights previously owned by or licensed to ArQule, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its products. There can be no assurance that ArQule will be able to obtain such licenses on acceptable terms, if at all. In addition, there may be pending or issued patents held by parties not affiliated with ArQule that relate to the technology utilized by ArQule. As a result, ArQule may need to acquire licenses, to assert infringement, or contest the validity, of such patents or other similar patents which may be issued. ArQule could incur substantial costs in defending itself against patent infringement claims, interference proceedings, opposition proceedings or other challenges to its patent rights made by third parties, or in bringing such proceedings or enforcing any patent rights of its own.

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

COMPETITION

     Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical or agrochemical development. The Company's services and products face competition based on a number of factors, including size, diversity and ease of use of libraries of compounds, speed and costs of identifying and optimizing potential lead compounds and patent position. ArQule competes with the research departments of pharmaceutical companies, biotechnology companies, agrochemical companies, combinatorial chemistry companies and research and academic institutions. Many of these competitors have greater financial and human resources and more experience in research and development than the Company. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators. In addition to competition for customers, these companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Historically, pharmaceutical and agrochemical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent a significant potential market for ArQule's products and services, are developing in-house combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include extracts from natural products such as plants and microorganisms and compounds created using rational design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company is working either on their own or through collaborative efforts.

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

GOVERNMENT REGULATION

     Although the manufacture, transportation and storage of the Company's products are subject to certain laws and regulations discussed in the last paragraph of this section, the licensing of the Company's products is not subject to significant government regulations. However, the Company's future profitability is dependent on the sales of pharmaceuticals and other products developed from the Company's compounds by its customers and collaborators. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of the Company, or in the event the Company decides to develop a drug beyond the preclinical phase. The nature and the extent to which such regulation may apply to the Company's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by the Company's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

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

     Fertilizers, pesticides and other agrochemicals are heavily regulated in the United States. The EPA regulates such products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Agrochemicals are also regulated by various state agencies. Some states, such as California, have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and Federal approvals obtained under FIFRA. Small scale field testing usually can be conducted prior to product registration to evaluate product efficacy. To conduct large scale tests, a company must obtain an Experimental Use Permit which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require extensive toxicology and environmental testing to substantiate product safety prior to obtaining a product registration. Commercial sale of agrochemicals requires a product registration for each pest and crop for which the product is used.

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

EMPLOYEES

     As of March 5, 1998, ArQule employed 159 people of whom 51 have Ph.D. degrees. Of these, 90 were engaged in operations, 52 were engaged in research and development and 17 were engaged in marketing and general administration. None of ArQule's employees are covered by collective bargaining agreements. ArQule believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
Eric B. Gordon........................  50     President, Chief Executive Officer and
                                                 Director
Joseph C. Hogan, Jr., Ph.D............  56     Chairman of the Board, Senior Vice
                                                 President of Research and
                                                 Development, Chief Scientific
                                                 Officer, and Director
James R. Fitzgerald, Jr...............  53     Vice President, Chief Financial
                                                 Officer and Treasurer

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

ITEM 2.  PROPERTIES

     ArQule's research facilities include approximately 63,000 square feet of laboratory and office space in Medford, Massachusetts pursuant to three lease agreements. These leases extend through July 30, 2001, at which time the Company has an option to renew the leases for an additional five year period. The company has obtained 12,000 square feet of additional laboratory space in Waltham, Massachusetts pursuant to a sublease agreement. This lease extends through November 30, 2000, at which time the Company has an option to extend for one year. ArQule believes its facilities are adequate for its current operations. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     On July 21, 1997, a complaint was filed in the United States District Court of Connecticut (Case No. 397CV01449) against the Company and two of the Company's stockholders by two individuals alleging that they were entitled to compensation from the Company and these two stockholders equal to approximately five percent of the equity interest in the Company for services in connection with the initial financing of ArQule Partners, L.P. in 1993. In addition, one of the plaintiffs is alleging that he was denied the opportunity to make a five percent investment in the Company at the time of its incorporation. Prior to the Company's initial public offering of its Common Stock, ArQule Partners, L.P. was a major stockholder of the Company. An answer was filed on September 15, 1997 denying the material allegations in the complaint and Phase I of the discovery process has been completed. Although the parties to this lawsuit have had mediation proceedings, the Company intends to continue to contest this lawsuit vigorously. No assurance can be given regarding the outcome of this lawsuit.

     Except as stated above, ArQule is not a party to any other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock began trading on The Nasdaq Stock MarketSM on October 16, 1996 under the symbol "ARQL". Prior to October 16, 1996, there was no public market for the Common Stock or any other securities of the Company.

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for the Company's Common Stock:

                                                               HIGH      LOW
                                                              ------    ------
1996
  Fourth Quarter (from October 16, 1996)....................  $15.75    $ 9.00
1997
  First Quarter.............................................   24.25     14.25
  Second Quarter............................................   19.50     12.00
  Third Quarter.............................................   22.75     14.75
  Fourth Quarter............................................   29.25     17.75
1998
  First Quarter (through March 5, 1998).....................   25.50     15.00

     As of March 5, 1998, there were approximately 89 holders of record and approximately 2,546 beneficial shareholders of the Company's Common Stock.

     During the first quarter of the Company's fiscal year ended December 31, 1997 and prior to the Company filing a registration statement on Form S-8 for option exercises under its Amended and Restated 1994 Equity Incentive Plan (the "Plan"), options to purchase 34,375 shares of Common Stock were exercised at $0.20 per share pursuant to Rule 701 of the Securities Act of 1933, as amended.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development of its business.

  Use of Proceeds from Registered Securities

     A Registration Statement on Form S-1 (File No. 333-11105) registering 2,875,000 shares of the Company's Common Stock, filed in connection with the Company's IPO was declared effective by the Securities and Exchange Commission on October 16, 1996. Exercise of the over-allotment option was initiated on November 13, 1996 and was closed on November 18, 1996.

     The Company and its selling shareholders sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate offering price to the public of $34,500,000. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

     In connection with the IPO, the Company incurred total expenses of $2,979,000, including underwriting discounts and commissions of $2,415,000 and other expenses of $564,000. After such expenses, the Company's net proceeds from the IPO were $31,521,000. The amount of net offering proceeds used by the Company as of December 31, 1997 was as follows: approximately $9,500,000 for fixed asset additions and approximately $1,500,000 for capital lease obligations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to the period from inception (May 6, 1993) through December 31, 1993 and for the years 1994, 1995, 1996 and 1997, have been derived from the Company's audited financial statements, including the balance sheet as of December 31, 1996 and 1997 and the related statements of operations and of cash flows for the three years ended December 31, 1997 and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future (in thousands, except per share data).

                                  PERIOD FROM INCEPTION
                                  (MAY 6, 1993) THROUGH            YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,         ----------------------------------------
                                          1993              1994       1995       1996       1997
                                  ---------------------    -------    -------    -------    -------
Statement of Operations Data:
Revenue.........................         $    --           $    85    $ 3,330    $ 7,255    $17,420
                                         -------           -------    -------    -------    -------
Cost and expenses:
  Cost of revenue...............              --                --      1,644      4,739     10,218
  Research and development......             769             2,806      2,095      3,076      4,704
  Marketing, general and
     administrative.............             687             1,346      1,557      2,850      4,670
                                         -------           -------    -------    -------    -------
     Total costs and expenses...           1,456             4,152      5,296     10,665     19,592
                                         -------           -------    -------    -------    -------
Loss from operations............          (1,456)           (4,067)    (1,966)    (3,410)    (2,172)
Interest income (expense),
  net...........................              (9)             (139)      (286)       417      2,463
                                         -------           -------    -------    -------    -------
Net income (loss)...............         $(1,465)          $(4,206)   $(2,252)   $(2,993)   $   291
                                         =======           =======    =======    =======    =======
Basic net income (loss) per
  share(1)......................                                      $ (3.76)   $ (1.23)   $   .03
                                                                      =======    =======    =======
Weighted average common shares
  outstanding -- basic(1).......                                          599      2,430     11,337
                                                                      =======    =======    =======
Diluted net income (loss) per
  share(1)......................                                      $ (3.76)   $ (1.23)   $   .02
                                                                      =======    =======    =======
Weighted average common shares
  and equivalents outstanding --
  diluted(1)....................                                          599      2,430     12,394
                                                                      =======    =======    =======

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                             1993      1994       1995       1996       1997
                                            ------    -------    -------    -------    -------
Balance Sheet Data:
  Cash, cash equivalents and marketable
     securities...........................  $  595    $   425    $ 7,791    $37,086    $49,282
  Working capital (deficit)...............     275     (2,108)     5,074     31,440     46,023
  Total assets............................   1,538      2,321     10,190     43,509     66,925
  Capital lease obligations, less current
     portion..............................     376        962        911      1,728      1,213
  Series B mandatorily redeemable
     convertible preferred stock..........      --         --      6,888         --         --
  Total stockholders' equity (deficit)....     771     (1,203)    (1,000)    34,621     57,340

---------------
(1) The Company adopted Statement of Financial Accounting Standards No.
    128 -- "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 requires retroactive restatement of previously reported income (loss) per share calculations. As a result of adopting SFAS 128, certain anti-dilutive pro-forma share amounts included in the computation of the loss per share in 1995 and 1996 are no longer included in the weighted average common shares and equivalents outstanding. Prior to the restatement required by SFAS 128, pro forma net loss per share for the year ended December 31, 1995 was ($0.33), based upon weighted average common shares outstanding of 6,853 and for the year ended December 31, 1996 was ($0.39), based upon weighted average common shares outstanding of 7,705.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology and agrochemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrochemical partners: (i) Mapping Array compound sets, which are arrays of novel, diverse small molecule compounds used in screening for lead generation and (ii) Directed Array compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

     The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array and Directed Array sets. The Company's revenue to date is primarily attributable to seven major corporate collaborations: Amersham Pharmacia Biotech AB, entered into in March 1995; Abbott Laboratories, entered into in June 1995; Solvay Duphar B.V., entered into in November 1995; Roche Bioscience, entered into in September 1996; Monsanto Company, entered into in December 1996; American Home Products, entered into July 1997; and Sankyo Ltd, entered into November 1997. Under these collaborations, the Company has received payments of $29.1 million through December 31, 1997 and has recognized $28.1 million as revenue. The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Technology access fees are recognized over the length of the research and development agreement. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array and Directed Array sets in exchange for joint ownership interests of resulting drug candidates. These agreements have not yet yielded any significant revenue for the Company.

     The Company experienced its first year of profitability in 1997, reflecting the increase in revenues resulting from ArQule's growing collaborator base and an increase in interest income. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone payments, which may be inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact profitability.

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and 1996

     Revenue. The Company's revenue for the year ended December 31, 1997 increased $10.1 million to $17.4 million from $7.3 million for the same period in 1996. This increase was primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements. The Company began recognizing revenue from Roche BioScience, Monsanto Company, American Home Products and Sankyo collaborations in October 1996, December 1996, July 1997, and November 1997, respectively.

     Cost of revenue. The Company's cost of revenue for the year ended December 31, 1997 increased $5.5 million to $10.2 million from $4.7 million for the same period in 1996. These increases are primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array and Directed Array sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1997 increased $1.6 million to $4.7 million from $3.1 million for the same period in 1996. These increases are the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

     Marketing, general and administrative expenses. The Company's marketing, general and administrative expenses for the year ended December 31, 1997 increased $1.8 million to $4.7 million from $2.9 million for the same period in 1996. These increases are primarily associated with increased marketing and business development activities, expenses of being a public company for a full year, and higher levels of administrative support in concert with the Company's growth during 1997. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

     Net interest income (expense). The Company's net interest income for the year ended December 31, 1997 was $2.5 million, compared to $0.4 million for the same period in 1996. Higher interest income in 1997 resulted primarily from the Company holding higher cash and marketable securities balances following its initial and follow-on offerings of common stock in October 1996 and April 1997, respectively.

     Net income (loss). The Company's net income for the year ended December 31, 1997 was $0.3 million as compared to a net loss of $3.0 million for the same period in 1996. The net income for 1997 is primarily attributable to increase in revenues from the Company's growing collaborator base and higher net interest income recognized during 1997. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone payments, which may be inconsistent and difficult to anticipate.

  Years Ended December 31, 1996 and 1995

     Revenue. The Company's revenue for the year ended December 31, 1996 increased $4.0 million to $7.3 million from $3.3 million for the same period in 1995. This was attributable to a $5.0 million increase in compound development revenue related to the performance of work and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements, offset by a $1.0 million decrease in license option fees during the same period. The Company began recognizing revenue from the Amersham Pharmacia Biotech AB, Abbott Laboratories and Solvay Duphar B.V. collaborations in March, June and November 1995, respectively and for Roche Bioscience and Monsanto Company in October and December of 1996, respectively.

     Cost of revenue. The Company's cost of revenue for the year ended December 31, 1997 increased $3.1 million to $4.7 million from $1.6 million for the same period in 1995. This increase was primarily attributable to the costs of additional scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array and Directed Array sets pursuant to its collaborative agreements.

     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1997 increased $1.0 million to $3.1 million from $2.1 million from the same period in 1995. This increase was the result of the Company's expansion of its chemical libraries and related proprietary technologies.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company held cash and cash equivalents and marketable securities with a value of $49.3 million. The Company's working capital at December 31, 1997 was $46.0 million. The Company has funded operations through December 31, 1997 with sales of common stock, payments from corporate collaborators and the utilization of capital equipment lease financing. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of December 31, 1997, the Company had utilized $4.5 million of the available $8.5 million financing facility.

     Net cash provided by operating activities was $0.6, $0.8 million and $0.7 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. The positive cash flow from operating activities primarily reflects payments received from the seven corporate collaborators.

     Net cash used by investing activities during the year ended December 31, 1997 was $42.7 million, resulting primarily from the proceeds of the purchase of marketable securities and from the proceeds of the initial and secondary public offerings.

     Net cash provided by investing activities during the year ended December 31, 1996 was $2.0 million, resulting primarily from the sale of marketable securities offset by the purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 1995 was $5.3 million. This increase primarily reflects purchases of marketable securities.

     Net cash provided by financing activities for the year ended December 31, 1997 and 1996 was $20.7 and $30.8 million, respectively, primarily reflecting proceeds from the Company's April 1997 secondary public offering and October 1996 initial public offering. Net cash provided by financing activities for the year ended December 31, 1995 was $7.2 million, largely due to a $7.0 million equity investment by Solvay Duphar B.V.

     The Company expects that its available cash and marketable securities, together with operating revenues, investment income and lease financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from the public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

     The Company has evaluated its computer software and database software to identify modifications, if any, that may be required to address year 2000 compliance. Management does not expect the financial impact of any required modifications to have a material impact on its results of operations of financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants..........................................  21
Balance Sheet at December 31, 1996 and 1997................................  22
Statement of Operations for the three years ended December 31, 1997........  23
Statement of Redeemable Preferred Stock and Stockholders'
  Equity (Deficit) for the three years ended December 31, 1997.............  24
Statement of Cash Flows for the three years ended December 31, 1997........  25
Notes to Financial Statements..............................................  27
Financial Statement Schedules:
  Schedules are not included because they are not applicable or the information is included in the Notes to Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ArQule, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of redeemable preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
February 9, 1998

                                  ARQULE, INC.

                                 BALANCE SHEET

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996            1997
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 36,586,000    $ 15,137,000
  Marketable securities.....................................       500,000      34,145,000
  Accounts receivable.......................................       250,000       3,133,000
  Inventory.................................................            --         953,000
  Prepaid expenses and other current assets.................       338,000         520,000
  Notes receivable from related parties.....................       176,000          30,000
                                                              ------------    ------------
          Total current assets..............................    37,850,000      53,918,000
Property and equipment, net.................................     5,293,000      12,654,000
Other assets................................................       139,000         156,000
Notes receivable from related parties.......................       227,000         197,000
                                                              ------------    ------------
                                                              $ 43,509,000    $ 66,925,000
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $  1,138,000    $  1,174,000
  Accounts payable and accrued expenses.....................     1,109,000       2,804,000
  Deferred revenue..........................................     4,163,000       3,917,000
                                                              ------------    ------------
          Total current liabilities.........................     6,410,000       7,895,000
                                                              ------------    ------------
Capital lease obligations...................................     1,728,000       1,213,000
                                                              ------------    ------------
Deferred revenue............................................       750,000         477,000
                                                              ------------    ------------
Stockholders' equity
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding at December
     31, 1996 and 1997......................................            --              --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 9,851,487 and 11,877,315 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................        99,000         119,000
  Additional paid-in capital................................    46,102,000      68,418,000
  Accumulated deficit.......................................   (10,934,000)    (10,643,000)
                                                              ------------    ------------
                                                                35,267,000      57,894,000
  Deferred compensation.....................................      (646,000)       (554,000)
                                                              ------------    ------------
     Total stockholders' equity.............................    34,621,000      57,340,000
                                                              ------------    ------------
Commitments and contingency (Note 13).......................            --              --
                                                              ------------    ------------
                                                              $ 43,509,000    $ 66,925,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

                            STATEMENT OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Revenue
  Compound development revenue......................  $ 1,830,000    $ 4,255,000    $13,840,000
  Compound development revenue -- related party.....      500,000      3,000,000      3,580,000
  License option fees...............................    1,000,000             --             --
                                                      -----------    -----------    -----------
                                                        3,330,000      7,255,000     17,420,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of revenue...................................    1,367,000      2,683,000      8,039,000
  Cost of revenue -- related party..................      277,000      2,056,000      2,179,000
  Research and development..........................    2,095,000      3,076,000      4,704,000
  Marketing, general and administrative.............    1,557,000      2,850,000      4,670,000
                                                      -----------    -----------    -----------
                                                        5,296,000     10,665,000     19,592,000
                                                      -----------    -----------    -----------
     Loss from operations...........................   (1,966,000)    (3,410,000)    (2,172,000)
Interest income.....................................      133,000        607,000      2,686,000
Interest expense....................................     (419,000)      (190,000)      (223,000)
                                                      -----------    -----------    -----------
     Net (loss) income..............................  $(2,252,000)   $(2,993,000)   $   291,000
                                                      ===========    ===========    ===========
Basic net income (loss) per share...................  $     (3.76)   $     (1.23)   $       .03
                                                      ===========    ===========    ===========
Weighted average common shares
  outstanding -- basic..............................      599,000      2,430,000     11,337,000
                                                      ===========    ===========    ===========
Diluted net income (loss) per share.................  $     (3.76)   $     (1.23)   $       .02
                                                      ===========    ===========    ===========
Weighted average common shares and equivalents
  outstanding -- diluted............................      599,000      2,430,000     12,394,000
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

   STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                       SERIES B MANDATORILY     ----------------------------------------------------------------
                                      REDEEMABLE CONVERTIBLE      SERIES A CONVERTIBLE
                                         PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                     ------------------------   -------------------------   ----------------------     PAID-IN
                                       SHARES       AMOUNT        SHARES        AMOUNT        SHARES     PAR VALUE     CAPITAL
                                     ----------   -----------   -----------   -----------   ----------   ---------   -----------
BALANCE AT DECEMBER 31, 1994.......                               8,591,000   $    86,000      554,597   $  6,000    $4,376,000
Employee restricted stock
 purchases.........................                                                             68,200         --         1,000
Issuance of common stock purchase
 warrants under bridge financing...                                                                                      57,000
Cancellation of unvested portion on
 restricted stock upon employee
 termination.......................                                                           (100,000)    (1,000)        1,000
Conversion of bridge notes into
 Series A convertible preferred
 stock.............................                               1,920,000     2,400,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock, net of issuance costs of
 $115,000..........................   1,800,000   $ 6,885,000
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................                     3,000
Net loss...........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1995.......   1,800,000     6,888,000    10,511,000     2,486,000      522,797      5,000     4,435,000
Conversion of interest on bridge
 notes to Series A convertible
 preferred stock...................                                 113,429       142,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock to maintain ownership
 percentage (Note 9)...............      15,468
Cancellation of unvested portion of
 restricted stock upon employee
 termination.......................                                                             (1,875)        --
Employee option exercise...........                                                                625         --
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................                    15,000
Conversion of Series B mandatorily
 redeemable preferred stock to
 common stock......................  (1,815,468)   (6,903,000)                                 907,734      9,000     6,894,000
Conversion of Series A convertible
 preferred stock to common stock...                             (10,624,429)   (2,628,000)   5,312,214     54,000     2,574,000
Exercise of warrants pursuant to a
 cashless exercise provision.......                                                            234,992      2,000        (2,000)
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $2,979,000........................                                                          2,875,000     29,000    31,492,000
Compensation related to the grant
 of common stock options...........                                                                                     709,000
Amortization of deferred
 compensation......................
Net loss...........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1996.......          --            --            --            --    9,851,487     99,000    46,102,000
Cancellation of unvested portion of
 restricted stock upon
 employee termination..............                                                            (49,219)        --
Employee stock option exercises....                                                            133,374      1,000       352,000
Employee stock purchase plan.......                                                              9,173         --       110,000
Issuance of common stock in
 connection with secondary public
 offering, net of issuance costs of
 $1,645,000........................                                                          1,932,500     19,000    21,526,000
Compensation related to the grant
 of common stock options...........                                                                                     328,000
Amortization of deferred
 compensation......................
Net income.........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1997.......          --   $        --            --   $        --   11,877,315   $119,000    $68,418,000
                                     ==========   ===========   ===========   ===========   ==========   ========    ===========

                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                     ----------------------------------------------

                                                                        TOTAL
                                     ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                       DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                     ------------   ------------   ----------------
BALANCE AT DECEMBER 31, 1994.......  $(5,671,000)                    $(1,203,000)
Employee restricted stock
 purchases.........................                                        1,000
Issuance of common stock purchase
 warrants under bridge financing...                                       57,000
Cancellation of unvested portion on
 restricted stock upon employee
 termination.......................                                           --
Conversion of bridge notes into
 Series A convertible preferred
 stock.............................                                    2,400,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock, net of issuance costs of
 $115,000..........................
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................       (3,000)                         (3,000)
Net loss...........................   (2,252,000)                     (2,252,000)
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1995.......   (7,926,000)           --        (1,000,000)
Conversion of interest on bridge
 notes to Series A convertible
 preferred stock...................                                      142,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock to maintain ownership
 percentage (Note 9)...............
Cancellation of unvested portion of
 restricted stock upon employee
 termination.......................                                           --
Employee option exercise...........                                           --
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................      (15,000)                        (15,000)
Conversion of Series B mandatorily
 redeemable preferred stock to
 common stock......................                                    6,903,000
Conversion of Series A convertible
 preferred stock to common stock...                                           --
Exercise of warrants pursuant to a
 cashless exercise provision.......                                           --
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $2,979,000........................                                   31,521,000
Compensation related to the grant
 of common stock options...........                  $(709,000)               --
Amortization of deferred
 compensation......................                     63,000            63,000
Net loss...........................   (2,993,000)                     (2,993,000)
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1996.......  (10,934,000)     (646,000)       34,621,000
Cancellation of unvested portion of
 restricted stock upon
 employee termination..............                                           --
Employee stock option exercises....                                      353,000
Employee stock purchase plan.......                                      110,000
Issuance of common stock in
 connection with secondary public
 offering, net of issuance costs of
 $1,645,000........................                                   21,545,000
Compensation related to the grant
 of common stock options...........                   (328,000)               --
Amortization of deferred
 compensation......................                    420,000           420,000
Net income.........................      291,000                         291,000
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1997.......  $(10,643,000)   $(554,000)      $57,340,000
                                     ============    =========       ===========


   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

                            STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1995           1996            1997
                                                     -----------    -----------    ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net (loss) income................................  $(2,252,000)   $(2,993,000)   $    291,000
  Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation and amortization.................      506,000      1,171,000       2,580,000
     Amortization of debt discount.................      164,000             --              --
     Amortization of deferred compensation.........           --         63,000         420,000
     Increase in accounts receivable...............           --       (250,000)     (2,883,000)
     Increase in inventory.........................           --             --        (953,000)
     Increase in prepaid expenses and other current
       assets......................................      (94,000)      (215,000)       (182,000)
     (Increase) decrease in other assets...........      203,000        (40,000)        (17,000)
     (Increase) decrease in notes receivable from
       related parties.............................     (120,000)      (220,000)        176,000
     Increase in accounts payable and accrued
       expenses....................................      141,000        482,000       1,695,000
     Increase (decrease) in deferred revenue.......    2,108,000      2,805,000        (519,000)
                                                     -----------    -----------    ------------
          Net cash provided by operating
            activities.............................      656,000        803,000         608,000
                                                     -----------    -----------    ------------
Cash flows from investing activities:
  Purchases of marketable securities...............   (9,052,000)            --     (61,447,000)
  Proceeds from sale or maturity of marketable
     securities....................................    4,250,000      4,302,000      27,802,000
  Additions to property and equipment..............     (495,000)    (2,292,000)     (9,085,000)
                                                     -----------    -----------    ------------
          Net cash (used in) provided by investing
            activities.............................   (5,297,000)     2,010,000     (42,730,000)
                                                     -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from bridge financing -- related
     party.........................................      700,000             --              --
  Principal payments of capital lease
     obligations...................................     (381,000)      (737,000)     (1,335,000)
  Proceeds from issuance of mandatorily redeemable
     convertible preferred stock, net..............    6,885,000             --              --
  Proceeds from issuance of common stock, net......        1,000     31,521,000      22,008,000
                                                     -----------    -----------    ------------
          Net cash provided by financing
            activities.............................    7,205,000     30,784,000      20,673,000
                                                     -----------    -----------    ------------
Net (decrease) increase in cash and cash
  equivalents......................................    2,564,000     33,597,000     (21,449,000)
Cash and cash equivalents, beginning of period.....      425,000      2,989,000      36,586,000
                                                     -----------    -----------    ------------
Cash and cash equivalents, end of period...........  $ 2,989,000    $36,586,000    $ 15,137,000
                                                     ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations of $503,000, $2,178,000 and $856,000 were incurred in 1995, 1996 and 1997, respectively, when the Company entered into leases for various machinery and equipment, furniture and fixtures, and leasehold improvements.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1995, 1996 and 1997, the Company paid approximately $254,000, $190,000 and $223,000 respectively, for interest.

                                  ARQULE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     ArQule, Inc. (the "Company") is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical, biotechnology and agrochemical industries. Its operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development candidates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased within three months of maturity date to be cash equivalents. The Company invests its available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities which have strong credit ratings. These investments are subject to minimal credit and market risks. At December 31, 1996 and 1997, the Company has classified its investments as available-for-sale.

  Fair Value of Financial Instruments

     At December 31, 1996 and 1997, the Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, notes receivable from related party, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

  Cost of Revenue

     Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to produce compound arrays. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

                                  ARQULE, INC.

  Net Income (Loss) per Share

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this standard resulted in the Company's retroactive restatement of previously reported loss per share calculations reflecting the removal of certain anti-dilutive pro forma share amounts. For the year ended December 31, 1997, the dilutive effect of 1,057,000 weighted average common stock option equivalents were added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding.

  Stock Compensation

     Options granted to employees and directors are accounted for in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no compensation expense is recognized for options granted at fair market value. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Options granted to nonemployees are accounted for using the fair value method and are recognized as compensation expense over their respective service periods.

  Inventories

     Inventory consists of costs associated with the Company's Mapping Array libraries and is stated at the lower of cost, on a first-in, first-out basis, or market. Such costs are capitalized after achieving technological feasibility.

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

  Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation. These reclassifications had no effect on the net loss for 1995 and 1996.

3.  SIGNIFICANT AGREEMENTS

     The Company has entered into a number of license, research and development agreements (the "Agreements") with seven corporate collaborators who accounted for substantially all of the Company's 1997 revenue. One Agreement was entered into with Solvay Duphar B.V. ("Solvay"), a related party (Note 9). Revenue related to the Solvay Agreement is included in compound development revenue -- related party. Under the terms of these Agreements, the Company will provide a certain number of compounds per year and has granted the right to screen these compounds against targets to identify biological activity (an "Active Compound") and will provide research and development services. The collaborators have the right to enter into an exclusive, worldwide license (the "License") for any Active Compound identified. The initial terms of these Agreements generally range from two to five years during which period the collaborators make payments to the Company for technology access, delivery of compounds and for its research and development services. In exchange for a License, the Company will receive milestone payments during product development and royalty payments based on the sales of the product. Solvay exercised its right to license certain of the Company's technologies on a non-exclusive basis in December 1997.

                                  ARQULE, INC.

     Additionally, the Company has entered into a number of agreements with biotechnology companies (the "biotech collaborators"). Under the terms of material transfer agreements with biotech collaborators, the Company has granted the biotech collaborator the nonexclusive, royalty-free license to test certain compound arrays supplied by the Company. Upon identification of an active compound, the Company will negotiate a joint drug development program with the biotech collaborator to develop the compound, provided the Company has not previously licensed the compound. Under the collaboration agreements with these joint drug development programs, the Company and the biotech collaborator will each bear the costs and expenses of their respective activities. Proceeds received on sales or a third party license of the jointly developed compound will first reimburse development costs incurred by each party on a pro rata basis. After all such reimbursements have been made, the remaining proceeds will be split evenly between the parties.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the fair market value of available-for-sale marketable securities held by the Company at December 31, 1996 and 1997:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                MATURITY         1996         1997
                                              -------------    --------    -----------
U.S. Government obligations.................  Within 1 year    $500,000    $ 2,200,000
Corporate bonds.............................  Within 1 year          --     31,945,000
                                                               --------    -----------
                                                               $500,000    $34,145,000
                                                               ========    ===========

     At December 31, 1996 and 1997, marketable securities are carried at amortized cost, which approximates fair market value. All of the Company's marketable securities are classified as current at December 31, 1996 and 1997 as funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses on sales of securities for the years ended December 31, 1996 and 1997 were not significant.

5.  INVENTORY

     Inventories at December 31, 1997 consists of the following:

                                                                  1997
                                                                --------
Raw Materials...............................................    $361,000
Finished Goods..............................................     592,000
                                                                --------
                                                                $953,000
                                                                ========

                                  ARQULE, INC.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                  ESTIMATED           DECEMBER 31,
                                                 USEFUL LIFE    -------------------------
                                                   (YEARS)         1996          1997
                                                 -----------    ----------    -----------
Machinery and equipment........................      3-7        $3,053,000    $ 5,997,000
Leasehold improvements.........................       5          2,728,000      4,183,000
Furniture and fixtures.........................       7            178,000        178,000
Computer equipment.............................       3          1,197,000      3,253,000
Construction-in-progress.......................      --              5,000      3,491,000
                                                                ----------    -----------
                                                                 7,161,000     17,102,000
Less -- accumulated depreciation and
  amortization.................................                  1,868,000      4,448,000
                                                                ----------    -----------
                                                                $5,293,000    $12,654,000
                                                                ==========    ===========

     Assets held under capital leases at December 31, 1997 and 1996 consisted of $2,416,000 in 1996 and $3,272,000 in 1997 of machinery and equipment, $832,000 of leasehold improvements, $746,000 in computer equipment and $107,000 of furniture and fixtures. Accumulated amortization of these assets totaled $1,305,000 and $2,503,000 at December 31, 1996 and 1997, respectively. For the years ended December 31, 1995, 1996 and 1997, amortization expense related to assets held under capital lease obligations was $300,000, $751,000 and $1,198,000, respectively.

7.  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Note receivable due from an officer of the Company, due in
  full on November 3, 1997..................................  $ 63,000    $     --
Note receivable due from the same officer of the Company,
  payable in four equal annual installments commencing on
  November 2, 1996, principal due on each installment date
  will be forgiven so long as the officer is employed by the
  Company on the installment date, secured by the officer's
  beneficial interest in 48,000 shares of common stock of
  the Company...............................................    90,000      60,000
Note receivable due from another officer of the Company,
  payable in three equal annual installments commencing on
  October 16, 1997, secured by shares of common stock of the
  Company issuable to the officer upon the exercise of
  options...................................................   250,000     167,000
                                                              --------    --------
                                                               403,000     227,000
Less current portion........................................   176,000      30,000
                                                              --------    --------
                                                              $227,000    $197,000
                                                              ========    ========

     Interest on the notes receivable from related parties accrues on the unpaid principal and interest at 5.9%. Interest due on the notes at December 31, 1996 and 1997, $6,000 and $13,248, respectively, was included in prepaid expenses and other current assets.

                                  ARQULE, INC.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
Accounts payable............................................  $  485,000    $2,161,000
Accrued professional fees...................................     469,000       379,000
Other accrued expenses......................................     155,000       264,000
                                                              ----------    ----------
                                                              $1,109,000    $2,804,000
                                                              ==========    ==========

9.  CONVERTIBLE PREFERRED STOCK

     On November 5, 1995, as part of a collaborative agreement (Note 3), the Company sold to Solvay Duphar B.V. ("Solvay") 1,800,000 shares of Series B preferred stock which resulted in net proceeds to the Company of $6,885,000. In April 1996, the Company issued to Solvay an additional 15,468 shares of Series B preferred stock in connection with the conversion of the bridge financing interest into Series A preferred stock to maintain the original, agreed-upon ownership percentage.

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

     On April 4, 1997, the Company completed a follow-on offering of 1,932,500 shares of Common Stock, which included the underwriters' exercise of their over-allotment of 300,000 shares of Common Stock on April 14, 1997. Proceeds to the Company, net of issuance costs, amounted to $21,545,000.

  Stock Restriction Agreements

     The Company has common stock issued pursuant to the Equity Incentive Plan which is subject to stock restriction agreements whereby the stockholder automatically forfeits to the Company the unvested portion of shares of common stock in the event of termination of their employment with the Company. All such forfeited shares shall immediately be retired by the Company. Shares subject to this agreement vest over a four year period. At December 31, 1996 and 1997, the approximate number of unvested common shares is 96,500 and 13,500, respectively. Each stock restriction agreement may be terminated at the election of the Company.

11.  EQUITY INCENTIVE AND STOCK PURCHASE PLANS

     During 1996, the stockholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan") increasing the number of shares of common stock available for awards under the Equity Incentive Plan to 2,600,000. All shares are awarded at the discretion of a Committee

                                  ARQULE, INC.

of the Board of Directors (the "Committee") in a variety of stock-based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of the Company's voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 1997, no stock appreciation rights have been issued.

     Subject to the restrictions above, the Committee is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

     In 1996, the stockholders approved the 1996 Director Stock Option Plan (the "1996 Director Plan") for nonemployee directors. Under this plan, eligible directors are automatically granted once a year, at the annual meeting of stockholders of the Company, options to purchase 3,500 shares of common stock which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of the Company's next annual stockholders' meeting held after the date of grant. All options granted pursuant to the 1996 Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 1997, options to purchase 33,000 shares of common stock have been granted under this plan. A maximum of 125,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this plan, of which 92,000 are available for future grant.

     The Company applies APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan and the 1996 Director Plan (collectively the "Plans"). No compensation expense has been recognized under the Plans for employee grants. Had compensation cost been determined based on the estimated value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net loss, pro forma basic net loss per share and diluted net loss per share would have been as follows:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1995           1996           1997
                                              -----------    -----------    -----------
Pro Forma net loss..........................  $(2,254,000)   $(3,186,000)   $(2,583,000)
Pro Forma basic and diluted net loss per
  share.....................................        (3.76)         (1.31)         (0.23)

     During 1996 and 1997, the Company issued 117,500 and 69,000 options to certain consultants and members of its Scientific Advisory Board (SAB) under the Equity Incentive Plan. In April 1997, 11,000 shares were cancelled. The estimated value of these options totaled $709,000 and $328,000 in 1996 and 1997, respectively, was recorded as deferred compensation and is being amortized as compensation expense over the vesting period of the options. Compensation expense in 1996 and 1997 was $63,000 and $420,000, respectively.

     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield for both years; 45% volatility for 1996 and 50% volatility for 1997 for nonemployee grants and employee grants subsequent to the initial filing of the Registration Statement in connection with the Company's initial public offering; no volatility for employee grants prior to the initial public offering; risk-free interest rates of 5.2% to 7.1% in 1996 and 6.0% in 1997; expected lives of 3 to 6 years in 1996 and 4 years in 1997 for options granted.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the corporation's employee stock options have characteristics significantly different from those of traded options,

                                  ARQULE, INC.

and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

     Option activity under the Plans for the three years ended December 31, 1997 was as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
STOCK OPTIONS                                                 OF SHARES     PRICE
-------------                                                 ---------    --------
Outstanding at December 31, 1994............................      2,500     $  .02
Granted.....................................................    298,500        .22
                                                              ---------
Outstanding at December 31, 1995............................    301,000        .22
Granted.....................................................  1,073,920       4.39
Exercised...................................................       (625)       .02
Cancelled...................................................   (101,625)       .49
                                                              ---------
Outstanding at December 31, 1996............................  1,272,670       3.72
Granted.....................................................  1,016,912      16.63
Exercised...................................................   (133,374)      2.64
Cancelled...................................................    (44,456)      9.57
                                                              ---------
Outstanding at December 31, 1997............................  2,111,752     $ 9.88
                                                              =========
Exercisable at December 31, 1997............................    373,025
                                                              =========
Weighted average estimated value of options granted during
  the year ended December 31, 1997..........................                $ 4.17
                                                                            ======

     The following table summarizes information about options outstanding at December 31, 1997:

                                                                                              OPTIONS
                                                      OPTIONS OUTSTANDING                   EXERCISABLE
                                            ---------------------------------------   -----------------------
                                                              WEIGHTED
                                                NUMBER         AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                            OUTSTANDING AT    REMAINING    AVERAGE       AS OF       AVERAGE
                                             DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                         1997           LIFE        PRICE         1997        PRICE
------------------------                    --------------   -----------   --------   ------------   --------
$ 0.0000 -  2.4000........................      602,820          7.9        $ 0.74      203,617       $ 0.68
  4.8001 -  7.2000........................      359,875          8.5          6.00       71,125         6.00
  9.6001 - 12.0000........................      157,250          8.8         10.86       44,216        10.95
 12.0001 - 14.4000........................      490,807          9.3         14.13       43,567        14.13
 14.4001 - 16.8000........................       35,500          9.1         15.70           --           --
 16.8001 - 19.2000........................      276,000          9.3         17.84       10,500        17.63
 19.2001 - 21.6000........................      133,000          9.7         20.88           --           --
 21.6001 - 24.0000........................       56,500          9.9         24.00           --           --
                                              ---------                                 -------
                                              2,111,752          8.8        $ 9.88      373,025       $ 4.96
                                              =========          ===        ======      =======       ======

     At December 31, 1997, there were 515,546 shares available for future grant under the Equity Incentive Plan.

  Stock Purchase Plan

     In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase the Company's common stock at 85% of the fair

                                  ARQULE, INC.

market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. The Company has reserved 120,000 shares of common stock for purchases under the Purchase Plan. At December 31, 1997, 9,173 shares have been purchased pursuant to the Purchase Plan.

12.  INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 1995, 1996 and 1997.

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
Deferred tax assets:
  Preoperating costs capitalized for tax purposes.........  $   370,000    $   288,000
  Net operating loss carryforwards........................    3,906,000      4,506,000
  Tax credit carryforwards................................      311,000        811,000
  Non-employee equity based compensation..................           --        173,000
  Other...................................................       30,000         40,000
                                                            -----------    -----------
                                                            $ 4,617,000    $ 5,818,000
Deferred tax liabilities:
  Tax depreciation in excess of book......................           --       (135,000)
Valuation allowance.......................................   (4,617,000)    (5,683,000)
                                                            -----------    -----------
  Net deferred tax assets.................................  $        --    $        --
                                                            ===========    ===========

     The Company has provided a full valuation allowance for the deferred tax assets as the realization of these future benefits is not sufficiently assured as of the end of each related year. If the Company achieves profitability, the deferred tax assets will be available to offset future income tax liabilities and expense. Of the $5.7 million valuation allowances at December 31, 1997, $615,000 relates to deductions for disqualifying dispositions and non qualified stock options which will be credited to paid in capital, if realized.

                                  ARQULE, INC.

     A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1997 follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1995          1996          1997
                                                 ---------    -----------    ---------
Income tax benefit (expense) at statutory
  rate.........................................  $ 788,000    $ 1,048,000    $(102,000)
State tax benefit (expense), net...............    135,000        180,000      (18,000)
Losses without current tax benefit.............   (907,000)    (1,180,000)          --
Utilization of net operating loss
  carryforwards................................         --             --      133,000
Other..........................................    (16,000)       (48,000)     (13,000)
                                                 ---------    -----------    ---------
     Tax Provision.............................  $      --    $        --    $      --
                                                 =========    ===========    =========

     The Company has available net operating loss carryforwards of approximately $11,000,000 for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2009 to 2012. General tax credit carryforwards of approximately $811,000 expire principally in 2009 to 2012. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

13.  COMMITMENTS AND CONTINGENCY

  Leases

     The Company leases facilities and equipment under noncancelable operating and capital leases. The future minimum lease commitments under these leases are as follows:

                        YEAR ENDING                           OPERATING      CAPITAL
                        DECEMBER 31,                            LEASES        LEASES
                        ------------                          ----------    ----------
1998........................................................  $  838,000    $1,174,000
1999........................................................     780,000       907,000
2000........................................................     721,000       305,000
2001........................................................     315,000         1,000
                                                              ----------    ----------
                                                                             2,387,000
Interest due on capital leases..............................                   243,000
                                                              ----------    ----------
Total minimum lease payments................................  $2,654,000    $2,630,000
                                                              ==========    ==========

     The Company has a lease line agreement with a financial institution (the "Lessor") for $8,500,000 of which approximately $4,000,000 was available for future leases at December 31, 1997. The term for each lease under the agreement is forty-two months, commencing on the purchase date of the asset, and the lease bears interest at a rate determined by the Lessor at the transaction date.

     Rent expense under noncancelable operating leases was approximately $163,000, $283,000 and $582,000 for the years ended December 31, 1995, 1996, and
1997, respectively.

  Employment Agreements

     The Company has employment agreements with an officer who is also a member of the board of directors. The agreement provides that if employment is terminated without cause, the officer is entitled to receive up to six months' salary.

                                  ARQULE, INC.

  Contingency

     On July 21, 1997, a complaint was filed in the United States District Court of Connecticut against the Company and two of the Company's stockholders by two individuals alleging that they were entitled to compensation from the Company and these two stockholders equal to approximately five percent of the equity interests in the Company for services in connection with the initial financing of ArQule Partners, L.P. in 1993. In addition, one of the plaintiffs is alleging that he was denied the opportunity to make a five percent investment in the Company at the time of its incorporation. Prior to the Company's initial public offering of its Common Stock, ArQule Partners, L.P. was a major stockholder of the Company. An answer was filed on September 15, 1997 denying the material allegations in the complaint and Phase I of the discovery process has been completed. Although the parties to this lawsuit have had mediation proceedings, the Company intends to continue to contest this lawsuit vigorously. No assurance can be given regarding the outcome of this lawsuit. The Company is currently unable to estimate the range of potential loss, if any, that might result as a consequence of this action.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1 hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 14, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and from Notes 7 and 9 to the Financial Statements included herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

     The financial statements are listed under Item 8 of this report.

     2.  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules listed under Item 8 of this report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

(C) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of the
              Company. Filed as Exhibit 3.1 to the Company's Registration
              Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
    3.2       Amended and Restated By-laws of the Company. Filed as
              Exhibit 3.5 to the Company's Registration Statement on Form
              S-1 (File No. 333-11105) and incorporated herein by
              reference.
    4.1       Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
              the Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.1*      Amended and Restated 1994 Equity Incentive Plan, as amended through October 17, 1994. Filed as Exhibit 10.1 to the
              Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.2*      1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to
              the Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.3*      Amended and Restated 1996 Director Stock Option Plan. Filed
              herewith.
   10.4       Form of Indemnification Agreement between the Company and
              its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
              Filed as Exhibit 10.4 to the Company's Registration
              Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
   10.5       Investors' Rights Agreement among the Company and certain
              stockholders of the Company dated November 2, 1995. Filed as
              Exhibit 10.5 to the Company's Registration Statement on Form
              S-1 (File No. 333-11105) and incorporated herein by
              reference.
   10.6       Lease Agreement dated September 29, 1993 between the Company and Beautyrest Property, Inc. and WRB, Inc. Filed as Exhibit
              10.6 to the Company's Registration Statement on Form S-1
              (File No. 333-11105) and incorporated herein by reference.
   10.7       Lease Agreement, dated July 27, 1995, between the Company
              and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
              Form S-1 (File No. 333-11105) and incorporated herein by
              reference.
   10.8*      Employment Agreement effective as of January 2, 1996,
              between the Company and Eric B. Gordon. Filed as Exhibit
              10.8 to the Company's Registration Statement on Form S-1
              (File No. 333-11105) and incorporated herein by reference.
   10.9*      Employment Agreement effective as of July 9, 1996, between the Company and James R. Fitzgerald, Jr. Filed as Exhibit
              10.9 to the Company's Registration Statement on Form S-1
              (File No. 333-11105) and incorporated herein by reference.
   10.10*     Promissory Note dated November 2, 1995 between Dr. Joseph C.
              Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the
              Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.11*     Pledge Agreement dated November 2, 1995 between Dr. Joseph
              C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the
              Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.12*     Promissory Note and Pledge Agreement dated July 9, 1996
              between Eric B. Gordon and the Company. Filed as Exhibit
              10.12 to the Company's Registration Statement on Form S-1
              (File No. 333-11105) and incorporated herein by reference.
   10.13*     Promissory Note dated November 4, 1993 between Dr. Joseph C.
              Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the
              Company's Registration Statement on Form S-1 (File No.
              333-11105) and incorporated herein by reference.
   10.14+     Research, Development and License Agreement between the
              Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
              Form S-1 (File No. 333-11105) and incorporated herein by
              reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.15+     Research & Development and License Agreement between the
              Company and Abbott Laboratories dated June 15, 1995, as
              amended. Filed as Exhibit 10.15 to the Company's
              Registration Statement on Form S-1 (File No. 333-11105) and
              incorporated herein by reference.
   10.16+     Research & Development Agreement between the Company and
              Amersham Pharmacia Biotech AB dated March 10, 1995, as
              amended. Filed as Exhibit 10.16 to the Company's
              Registration Statement on Form S-1 (File No. 333-11105) and
              incorporated herein by reference.
   10.17+     Option Agreement between the Company and Amersham Pharmacia
              Biotech AB dated March 10, 1995, as amended. Filed as
              Exhibit 10.17 to the Company's Registration Statement on
              Form S-1 (File No. 333-11105) and incorporated herein by
              reference.
   10.18*     Adoption Agreement for Fidelity Management and Research
              Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
              No. 333-11105) and incorporated herein by reference.
   10.19      Research and License Agreement between the Company and Roche
              Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
              No. 333-11105) and incorporated herein by reference.
   10.20+     Array Delivery and Testing Agreement between the Company and
              Monsanto Company dated as of December 23, 1996. Filed as
              Exhibit 10.20 to the Company's Registration Statement on
              Form S-1 (File No. 333-22945) and incorporated herein by
              reference.
   10.21+     Amendment No. 2 to Research & Development License Agreement
              between the Company and Abbott Laboratories dated as of
              December 24, 1996. Filed as Exhibit 10.21 to the Company's
              Registration Statement on Form S-1 (File No. 333-22945) and
              incorporated herein by reference.
   10.22      Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
              10.22 to the Company's Registration Statement on Form S-1
              (File No. 333-22945) and incorporated herein by reference.
   10.23+     Research and License Agreement between the Company and
              American Home Products Corporation acting through its
              Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
   10.24      Common Stock Purchase Agreement between the Company and
              American Home Products Corporation Dated July 3, 1997. Filed
              as Exhibit 10.2 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997 (File No.
              000-21429) and incorporated herein by reference.
   10.25+     Second Amendment to Option Agreement and Research and
              Development Agreement between the Company and Amersham
              Pharmacia Biotech AB dated September 23, 1996. Filed as
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1997 (File No.
              000-21429) and incorporated herein by reference.
   10.26+     Third Amendment to Option Agreement and Research and
              Development Agreement between the Company and Amersham
              Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1997 (File No. 000-21429) and
              incorporated herein by reference.
   10.27*     First Allonge to Promissory Note between the Company and
              Eric B. Gordon dated July 16, 1997. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-21429) and
              incorporated herein by reference.
   10.28      Intentionally omitted.
   10.29+     Research and Development Agreement between the Company and
              Sankyo Co., Ltd. dated November 1, 1997. Filed herewith.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.30+     Amendment No. 3 to Research & Development and License
              Agreement between the Company and Abbott Laboratories dated
              December 23, 1997. Filed herewith.
   11.1       Statement re computation of unaudited pro forma net loss per share. Filed herewith.
   23.1       Consent of Price Waterhouse LLP. Filed herewith.
   99.1       Important Factors Regarding Forward-Looking Statements.
              Filed herewith.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 246-2 of the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on March 13, 1998.

                                          ARQULE, INC.
                                          By:      /s/ ERIC B. GORDON

                                            ------------------------------------
                                                       Eric B. Gordon
                                               President and Chief Executive
                                                           Officer

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

            /s/ ERIC B. GORDON              President, Chief Executive Officer and      March 13, 1998
------------------------------------------  Director (Principal Executive Officer)
              Eric B. Gordon

       /s/ JAMES R. FITZGERALD, JR.         Vice President, Chief Financial Officer     March 13, 1998
------------------------------------------  and Treasurer (Principal Financial Officer
         James R. Fitzgerald, Jr.           and Principal Accounting Officer)

         /s/ JOSEPH C. HOGAN, JR.           Chairman of the Board, Senior Vice          March 13, 1998
------------------------------------------  President of Research and Development,
           Joseph C. Hogan, Jr.             Chief Scientific Officer and Director

           /s/ ADRIAN DE JONGE              Director                                    March 13, 1998
------------------------------------------
             Adrian de Jonge

          /s/ ALLAN R. FERGUSON             Director                                    March 13, 1998
------------------------------------------
            Allan R. Ferguson

            /s/ STEPHEN M. DOW              Director                                    March 13, 1998
------------------------------------------
              Stephen M. Dow

           /s/ L. PATRICK GAGE              Director                                    March 13, 1998
------------------------------------------
             L. Patrick Gage

                                 EXHIBIT INDEX

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
         3.1     Amended and Restated Certificate of Incorporation of the
                 Company. Filed as Exhibit 3.1 to the Company's Registration
                 Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
         3.2     Amended and Restated By-laws of the Company. Filed as
                 Exhibit 3.5 to the Company's Registration Statement on Form
                 S-1 (File No. 333-11105) and incorporated herein by
                 reference.
         4.1     Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
                 the Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.1*    Amended and Restated 1994 Equity Incentive Plan, as amended through October 17, 1994. Filed as Exhibit 10.1 to the
                 Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.2*    1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to
                 the Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.3*    Amended and Restated 1996 Director Stock Option Plan. Filed
                 herewith.
        10.4     Form of Indemnification Agreement between the Company and
                 its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
                 Filed as Exhibit 10.4 to the Company's Registration
                 Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
        10.5     Investors' Rights Agreement among the Company and certain
                 stockholders of the Company dated November 2, 1995. Filed as
                 Exhibit 10.5 to the Company's Registration Statement on Form
                 S-1 (File No. 333-11105) and incorporated herein by
                 reference.
        10.6     Lease Agreement dated September 29, 1993 between the Company and Beautyrest Property, Inc. and WRB, Inc. Filed as Exhibit
                 10.6 to the Company's Registration Statement on Form S-1
                 (File No. 333-11105) and incorporated herein by reference.
        10.7     Lease Agreement, dated July 27, 1995, between the Company
                 and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
                 Form S-1 (File No. 333-11105) and incorporated herein by
                 reference.
        10.8*    Employment Agreement effective as of January 2, 1996,
                 between the Company and Eric B. Gordon. Filed as Exhibit
                 10.8 to the Company's Registration Statement on Form S-1
                 (File No. 333-11105) and incorporated herein by reference.
        10.9*    Employment Agreement effective as of July 9, 1996, between the Company and James R. Fitzgerald, Jr. Filed as Exhibit
                 10.9 to the Company's Registration Statement on Form S-1
                 (File No. 333-11105) and incorporated herein by reference.
        10.10*   Promissory Note dated November 2, 1995 between Dr. Joseph C.
                 Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the
                 Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.11*   Pledge Agreement dated November 2, 1995 between Dr. Joseph
                 C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the
                 Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.12*   Promissory Note and Pledge Agreement dated July 9, 1996
                 between Eric B. Gordon and the Company. Filed as Exhibit
                 10.12 to the Company's Registration Statement on Form S-1
                 (File No. 333-11105) and incorporated herein by reference.
        10.13*   Promissory Note dated November 4, 1993 between Dr. Joseph C.
                 Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the
                 Company's Registration Statement on Form S-1 (File No.
                 333-11105) and incorporated herein by reference.
        10.14+   Research, Development and License Agreement between the
                 Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
                 Form S-1 (File No. 333-11105) and incorporated herein by
                 reference.
        10.15+   Research & Development and License Agreement between the
                 Company and Abbott Laboratories dated June 15, 1995, as
                 amended. Filed as Exhibit 10.15 to the Company's
                 Registration Statement on Form S-1 (File No. 333-11105) and
                 incorporated herein by reference.

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
        10.16+   Research & Development Agreement between the Company and
                 Amersham Pharmacia Biotech AB dated March 10, 1995, as
                 amended. Filed as Exhibit 10.16 to the Company's
                 Registration Statement on Form S-1 (File No. 333-11105) and
                 incorporated herein by reference.
        10.17+   Option Agreement between the Company and Amersham Pharmacia
                 Biotech AB dated March 10, 1995, as amended. Filed as
                 Exhibit 10.17 to the Company's Registration Statement on
                 Form S-1 (File No. 333-11105) and incorporated herein by
                 reference.
        10.18*   Adoption Agreement for Fidelity Management and Research
                 Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
                 No. 333-11105) and incorporated herein by reference.
        10.19    Research and License Agreement between the Company and Roche
                 Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
                 No. 333-11105) and incorporated herein by reference.
        10.20+   Array Delivery and Testing Agreement between the Company and
                 Monsanto Company dated as of December 23, 1996. Filed as
                 Exhibit 10.20 to the Company's Registration Statement on
                 Form S-1 (File No. 333-22945) and incorporated herein by
                 reference.
        10.21+   Amendment No. 2 to Research & Development License Agreement
                 between the Company and Abbott Laboratories dated as of
                 December 24, 1996. Filed as Exhibit 10.21 to the Company's
                 Registration Statement on Form S-1 (File No. 333-22945) and
                 incorporated herein by reference.
        10.22    Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
                 10.22 to the Company's Registration Statement on Form S-1
                 (File No. 333-22945) and incorporated herein by reference.
        10.23+   Research and License Agreement between the Company and
                 American Home Products Corporation acting through its
                 Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
        10.24    Common Stock Purchase Agreement between the Company and
                 American Home Products Corporation Dated July 3, 1997. Filed
                 as Exhibit 10.2 to the Company's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1997 (File No.
                 000-21429) and incorporated herein by reference.
        10.25+   Second Amendment to Option Agreement and Research and
                 Development Agreement between the Company and Amersham
                 Pharmacia Biotech AB dated September 23, 1996. Filed as
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 1997 (File No.
                 000-21429) and incorporated herein by reference.
        10.26+   Third Amendment to Option Agreement and Research and
                 Development Agreement between the Company and Amersham
                 Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
                 10.2 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1997 (File No. 000-21429) and
                 incorporated herein by reference.
        10.27*   First Allonge to Promissory Note between the Company and
                 Eric B. Gordon dated July 16, 1997. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-21429) and
                 incorporated herein by reference.
        10.28    Intentionally omitted.
        10.29+   Research and Development Agreement between the Company and
                 Sankyo Co., Ltd. dated November 1, 1997. Filed herewith.
        10.30+   Amendment No. 3 to Research & Development and License
                 Agreement between the Company and Abbott Laboratories dated
                 December 23, 1997. Filed herewith.
        11.1     Statement re computation of unaudited pro forma net loss per share. Filed herewith.
        23.1     Consent of Price Waterhouse LLP. Filed herewith.
        99.1     Important Factors Regarding Forward-Looking Statements.
                 Filed herewith.

---------------
* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 246-2 of the Securities and Exchange Act of 1934, as amended.