Form 10-K/A
period 1997-12-31
ARQULE INC
filed 1998-04-17
CIK 1019695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A

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

================================================================================

     The following items and exhibits of ArQule Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are being filed in this Form 10-K/A for the purpose of incorporating changes to financial information due to a recent interpretation of accounting standard, SFAS 128 "Earnings per Share."


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


                                   PERIOD FROM INCEPTION
                                   (MAY 6, 1993) THROUGH            YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,         ----------------------------------------
                                           1993              1994       1995       1996       1997
                                   ---------------------    -------    -------    -------    -------
Statement of Operations Data:
Revenue..........................         $    --           $    85    $ 3,330    $ 7,255    $17,420
                                          -------           -------    -------    -------    -------
Cost and expenses:
  Cost of revenue................              --                --      1,644      4,739     10,218
  Research and development.......             769             2,806      2,095      3,076      4,704
  Marketing, general and
     administrative..............             687             1,346      1,557      2,850      4,670
                                          -------           -------    -------    -------    -------
     Total costs and expenses....           1,456             4,152      5,296     10,665     19,592
                                          -------           -------    -------    -------    -------
Loss from operations.............          (1,456)           (4,067)    (1,966)    (3,410)    (2,172)
Interest income (expense), net...              (9)             (139)      (286)       417      2,463
                                          -------           -------    -------    -------    -------
Net income (loss)................         $(1,465)          $(4,206)   $(2,252)   $(2,993)   $   291
                                          =======           =======    =======    =======    =======
Basic net income (loss) per
  share(1).......................                                      $ (7.93)   $ (1.32)   $   .03
                                                                       =======    =======    =======
Weighted average common shares
  outstanding -- basic(1)........                                          284      2,272     11,282
                                                                       =======    =======    =======
Diluted net income (loss) per
  share(1).......................                                      $ (7.93)   $ (1.32)   $   .02
                                                                       =======    =======    =======
Weighted average common shares
  and equivalents outstanding --
  diluted(1).....................                                          284      2,272     12,394
                                                                       =======    =======    =======



                                                                DECEMBER 31,
                                             --------------------------------------------------
                                              1993      1994       1995       1996       1997
                                             ------    -------    -------    -------    -------
Balance Sheet Data:
  Cash, cash equivalents and marketable
     securities............................  $  595    $   425    $ 7,791    $37,086    $49,282
  Working capital (deficit)................     275     (2,108)     5,074     31,440     46,023
  Total assets.............................   1,538      2,321     10,190     43,509     66,925
  Capital lease obligations, less current
     portion...............................     376        962        911      1,728      1,213
  Series B mandatorily redeemable
     convertible preferred stock...........      --         --      6,888         --         --
  Total stockholders' equity (deficit).....     771     (1,203)    (1,000)    34,621     57,340


---------------

(1) The Company adopted Statement of Financial Accounting Standards No.
    128 -- "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 requires retroactive restatement of previously reported income (loss) per share calculations. As a result of adopting SFAS 128, certain anti-dilutive pro-forma share amounts and unvested shares of common stock subject to restriction agreements previously included in the computation of the loss per share in 1995 and 1996 are no longer included in the weighted average common shares and equivalents outstanding. Prior to the restatement required by SFAS 128, pro forma net loss per share for the year ended December 31, 1995 was ($0.33), based upon weighted average common shares outstanding of 6,853 and for the year ended December 31, 1996 was ($0.39), based upon weighted average common shares outstanding of 7,705.


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


     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1997 increased $1.6 million to $4.7 million from $3.1 million for the same period in 1996. These increases are the result of the Company's expansion of its chemistry capabilities and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.


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


     Net interest income. The Company's net interest income for the year ended December 31, 1997 was $2.5 million, compared to $0.4 million for the same period in 1996. Higher interest income in 1997 resulted primarily from the Company holding higher cash and marketable securities balances following its initial and follow-on offerings of common stock in October 1996 and April 1997, respectively.



     Net income (loss). The Company's net income for the year ended December 31, 1997 was $0.3 million as compared to a net loss of $3.0 million for the same period in 1996. The net income for 1997 is primarily attributable to an increase in revenues from the Company's growing collaborator base and higher net interest income recognized during 1997. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone and royalty payments, which may be inconsistent and difficult to anticipate.


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



     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1996 increased $1.0 million to $3.1 million from $2.1 million from the same period in 1995. This increase was the result of the Company's expansion of its chemistry capabilities and related proprietary technologies.

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


     Net cash provided by operating activities was $0.6 million, $0.8 million and $0.7 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. The positive cash flow from operating activities primarily reflects payments received from the seven corporate collaborators.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   21
Balance Sheet at December 31, 1996 and 1997.................   22
Statement of Operations for the three years ended December
  31, 1997..................................................   23
Statement of Redeemable Preferred Stock and Stockholders'
  Equity (Deficit) for the three years ended December 31,
  1997......................................................   24
Statement of Cash Flows for the three years ended December
  31, 1997..................................................   25
Notes to Financial Statements...............................   27
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

     As discussed in Note 2, the Company has restated the reported amounts of net loss per share for the years ended December 31, 1996 and 1995.

PRICE WATERHOUSE LLP

Boston, Massachusetts
February 9, 1998, except as to the
last paragraph of Note 2
which is as of April 17, 1998

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

                                  ARQULE, INC.

                            STATEMENT OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Revenue
  Compound development revenue......................  $ 1,830,000    $ 4,255,000    $13,840,000
  Compound development revenue -- related party.....      500,000      3,000,000      3,580,000
  License option fees...............................    1,000,000             --             --
                                                      -----------    -----------    -----------
                                                        3,330,000      7,255,000     17,420,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of revenue...................................    1,367,000      2,683,000      8,039,000
  Cost of revenue -- related party..................      277,000      2,056,000      2,179,000
  Research and development..........................    2,095,000      3,076,000      4,704,000
  Marketing, general and administrative.............    1,557,000      2,850,000      4,670,000
                                                      -----------    -----------    -----------
                                                        5,296,000     10,665,000     19,592,000
                                                      -----------    -----------    -----------
     Loss from operations...........................   (1,966,000)    (3,410,000)    (2,172,000)
Interest income.....................................      133,000        607,000      2,686,000
Interest expense....................................     (419,000)      (190,000)      (223,000)
                                                      -----------    -----------    -----------
     Net (loss) income..............................  $(2,252,000)   $(2,993,000)   $   291,000
                                                      ===========    ===========    ===========
Basic net income (loss) per share (1995 and 1996
  restated).........................................  $     (7.93)   $     (1.32)   $       .03
                                                      ===========    ===========    ===========
Weighted average common shares
  outstanding -- basic..............................      284,000      2,272,000     11,282,000
                                                      ===========    ===========    ===========
Diluted net income (loss) per share (1995 and 1996
  restated).........................................  $     (7.93)   $     (1.32)   $       .02
                                                      ===========    ===========    ===========
Weighted average common shares and equivalents
  outstanding -- diluted............................      284,000      2,272,000     12,394,000
                                                      ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                  ARQULE, INC.

   STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                       SERIES B MANDATORILY     ----------------------------------------------------------------
                                      REDEEMABLE CONVERTIBLE      SERIES A CONVERTIBLE
                                         PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                     ------------------------   -------------------------   ----------------------     PAID-IN
                                       SHARES       AMOUNT        SHARES        AMOUNT        SHARES     PAR VALUE     CAPITAL
                                     ----------   -----------   -----------   -----------   ----------   ---------   -----------
BALANCE AT DECEMBER 31, 1994.......                               8,591,000   $    86,000      554,597   $  6,000    $4,376,000
Employee restricted stock
 purchases.........................                                                             68,200         --         1,000
Issuance of common stock purchase
 warrants under bridge financing...                                                                                      57,000
Cancellation of unvested portion on
 restricted stock upon employee
 termination.......................                                                           (100,000)    (1,000)        1,000
Conversion of bridge notes into
 Series A convertible preferred
 stock.............................                               1,920,000     2,400,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock, net of issuance costs of
 $115,000..........................   1,800,000   $ 6,885,000
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................                     3,000
Net loss...........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1995.......   1,800,000     6,888,000    10,511,000     2,486,000      522,797      5,000     4,435,000
Conversion of interest on bridge
 notes to Series A convertible
 preferred stock...................                                 113,429       142,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock to maintain ownership
 percentage (Note 9)...............      15,468
Cancellation of unvested portion of
 restricted stock upon employee
 termination.......................                                                             (1,875)        --
Employee option exercise...........                                                                625         --
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................                    15,000
Conversion of Series B mandatorily
 redeemable preferred stock to
 common stock......................  (1,815,468)   (6,903,000)                                 907,734      9,000     6,894,000
Conversion of Series A convertible
 preferred stock to common stock...                             (10,624,429)   (2,628,000)   5,312,214     54,000     2,574,000
Exercise of warrants pursuant to a
 cashless exercise provision.......                                                            234,992      2,000        (2,000)
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $2,979,000........................                                                          2,875,000     29,000    31,492,000
Compensation related to the grant
 of common stock options...........                                                                                     709,000
Amortization of deferred
 compensation......................
Net loss...........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1996.......          --            --            --            --    9,851,487     99,000    46,102,000
Cancellation of unvested portion of
 restricted stock stock upon
 employee termination..............                                                            (49,219)        --
Employee stock option exercises....                                                            133,374      1,000       352,000
Employee stock purchase plan.......                                                              9,173         --       110,000
Issuance of common stock in
 connection with secondary public
 offering, net of issuance costs of
 $1,645,000........................                                                          1,932,500     19,000    21,526,000
Compensation related to the grant
 of common stock options...........                                                                                     328,000
Amortization of deferred
 compensation......................
Net income.........................
                                     ----------   -----------   -----------   -----------   ----------   --------    -----------
BALANCE AT DECEMBER 31, 1997.......          --   $        --            --   $        --   11,877,315   $119,000    $68,418,000
                                     ==========   ===========   ===========   ===========   ==========   ========    ===========

                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                     ----------------------------------------------

                                                                        TOTAL
                                     ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                       DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                     ------------   ------------   ----------------
BALANCE AT DECEMBER 31, 1994.......  $(5,671,000)                    $(1,203,000)
Employee restricted stock
 purchases.........................                                        1,000
Issuance of common stock purchase
 warrants under bridge financing...                                       57,000
Cancellation of unvested portion on
 restricted stock upon employee
 termination.......................                                           --
Conversion of bridge notes into
 Series A convertible preferred
 stock.............................                                    2,400,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock, net of issuance costs of
 $115,000..........................
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................       (3,000)                         (3,000)
Net loss...........................   (2,252,000)                     (2,252,000)
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1995.......   (7,926,000)           --        (1,000,000)
Conversion of interest on bridge
 notes to Series A convertible
 preferred stock...................                                      142,000
Issuance of Series B mandatorily
 redeemable convertible preferred
 stock to maintain ownership
 percentage (Note 9)...............
Cancellation of unvested portion of
 restricted stock upon employee
 termination.......................                                           --
Employee option exercise...........                                           --
Accretion of Series B mandatorily
 redeemable preferred stock to
 redemption value..................      (15,000)                        (15,000)
Conversion of Series B mandatorily
 redeemable preferred stock to
 common stock......................                                    6,903,000
Conversion of Series A convertible
 preferred stock to common stock...                                           --
Exercise of warrants pursuant to a
 cashless exercise provision.......                                           --
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $2,979,000........................                                   31,521,000
Compensation related to the grant
 of common stock options...........                  $(709,000)               --
Amortization of deferred
 compensation......................                     63,000            63,000
Net loss...........................   (2,993,000)                     (2,993,000)
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1996.......  (10,934,000)     (646,000)       34,621,000
Cancellation of unvested portion of
 restricted stock stock upon
 employee termination..............                                           --
Employee stock option exercises....                                      353,000
Employee stock purchase plan.......                                      110,000
Issuance of common stock in
 connection with secondary public
 offering, net of issuance costs of
 $1,645,000........................                                   21,545,000
Compensation related to the grant
 of common stock options...........                   (328,000)               --
Amortization of deferred
 compensation......................                    420,000           420,000
Net income.........................      291,000                         291,000
                                     ------------    ---------       -----------
BALANCE AT DECEMBER 31, 1997.......  $(10,643,000)   $(554,000)      $57,340,000
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


     During 1995, the Company converted $2,400,000 of bridge loans into 1,920,000 shares of Series A convertible preferred stock (Note 9). In addition, during 1996, the Company converted $142,000 of interest relating to the bridge loans into 113,429 shares of Series A convertible preferred stock.



     During 1996, 12,439,897 shares of Series A and Series B preferred stock were converted into 6,219,948 shares of common stock, in connection with the Company's initial public offering of common stock (Note 10). In addition, 234,992 shares of common stock were issued in connection with the cashless exercise of outstanding warrants.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1995, 1996 and 1997, the Company paid approximately $254,000, $190,000 and $223,000 respectively, for interest.

                                  ARQULE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS


     ArQule, Inc. (the "Company") is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical, biotechnology and agrochemical industries. Its operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize product development candidates.


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


  Net Income (Loss) per Share



     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this standard requires retroactive restatement of previously reported loss per share calculations in 1995 and 1996. During the implementation of SFAS 128, the Company had previously included unvested shares of common stock subject to restriction agreements in its computation of basic and diluted net loss per share of $3.76 and $1.23 for the years ended December 31, 1995 and 1996, respectively. The basic and diluted net loss per share for the years ended December 31, 1995 and 1996 have been restated to $7.93 and $1.32, reflecting the removal of certain unvested shares of common stock subject to restriction agreements which are anti-dilutive.


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

                                  ARQULE, INC.

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


     Additionally, the Company has entered into a number of agreements with biotechnology companies (the "biotech collaborators"). Under the terms of material transfer agreements with biotech collaborators, the Company has granted the biotech collaborator the nonexclusive, royalty-free license to test certain compound arrays supplied by the Company. Upon identification of an active compound, the Company will negotiate a joint drug development program with the biotech collaborator to develop the compound, provided the Company has not previously licensed the compound. Under these joint drug development programs, the Company and the biotech collaborator will each bear the costs and expenses of their respective activities. Proceeds received on sales or a third party license of the jointly developed compound will be allotted between the parties in accordance with the individual agreements, after, in some instances, the reimbursement of direct research costs incurred by the respective parties.


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
Note receivable due from another officer of the Company,
  payable in three equal annual installments commencing on
  February 16, 1998, secured by shares of common stock of
  the Company issuable to the officer upon the exercise of
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


  Stock Restriction Agreements


     The Company has common stock issued pursuant to the Equity Incentive Plan which is subject to stock restriction agreements whereby the stockholder automatically forfeits to the Company the unvested portion of shares of common stock in the event of termination of their employment with the Company. All such forfeited shares shall immediately be retired by the Company. Shares subject to this agreement vest over two to four year periods. At December 31, 1996 and 1997, the approximate number of unvested common shares is 96,500 and 13,500, respectively. Each stock restriction agreement may be terminated at the election of the Company.


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


                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1995           1996           1997
                                              -----------    -----------    -----------
Pro Forma net loss..........................  $(2,254,000)   $(3,186,000)   $(2,583,000)
Pro Forma basic and diluted net loss per
  share.....................................        (7.94)         (1.40)         (0.23)


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


     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield for both years; 45% volatility for 1995 and 1996 and 50% volatility for 1997 for nonemployee grants and employee grants subsequent to the initial filing of the Registration Statement in connection with the Company's initial public offering; no volatility for employee grants prior to the initial public offering; risk-free interest rates of 5.2% to 7.1% in 1995 and 1996 and 6.0% in 1997; expected lives of 3 to 6 years in 1995 and 1996 and 4 years in 1997 for options granted.


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
                                                 =========    ===========    =========


     The Company has available net operating loss carryforwards of approximately $11.0 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2009 to 2012. General tax credit carryforwards of approximately $811,000 expire principally in 2009 to 2012. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.


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

   10.3* Amended and Restated 1996 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.

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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
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

   10.28      Intentionally omitted.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.29+     Research and Development Agreement between the Company and
              Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
              10.29 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1997, filed with the
              Commission on March 17, 1998 (File No. 000-21429) and
              incorporated herein by reference.
   10.30+     Amendment No. 3 to Research & Development and License
              Agreement between the Company and Abbott Laboratories dated
              December 23, 1997. Filed as Exhibit 10.30 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997 filed with the Commission on March 17,
              1998 (File No. 000-21249) and incorporated herein by
              reference.
   11.1       Statement re computation of per share net income (loss).
              Filed herewith.
   23.1       Consent of Price Waterhouse LLP. Filed herewith.
   99.1       Important Factors Regarding Forward-Looking Statements.
              Filed as Exhibit 99.1 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21249) and
              incorporated herein by reference.


---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 246-2 of the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of Amendment to the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on April 17, 1998.


                                          ARQULE, INC.
                                          By:      /s/ ERIC B. GORDON

                                            ------------------------------------
                                                       Eric B. Gordon
                                               President and Chief Executive
                                                           Officer


                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

            /s/ ERIC B. GORDON              President, Chief Executive Officer and      April 17, 1998
------------------------------------------  Director (Principal Executive Officer)
              Eric B. Gordon

       /s/ JAMES R. FITZGERALD, JR.         Vice President, Chief Financial Officer     April 17, 1998
------------------------------------------  and Treasurer (Principal Financial Officer
         James R. Fitzgerald, Jr.           and Principal Accounting Officer)

         /s/ JOSEPH C. HOGAN, JR.           Chairman of the Board, Senior Vice          April 17, 1998
------------------------------------------  President of Research and Development,
           Joseph C. Hogan, Jr.             Chief Scientific Officer and Director

                                            Director                                    April 17, 1998
------------------------------------------
             Adrian de Jonge

          /s/ ALLAN R. FERGUSON             Director                                    April 17, 1998
------------------------------------------
            Allan R. Ferguson

            /s/ STEPHEN M. DOW              Director                                    April 17, 1998
------------------------------------------
              Stephen M. Dow

                                            Director                                    April 17, 1998
------------------------------------------
             L. Patrick Gage

          /s/ MICHAEL ROSENBLATT            Director                                    April 17, 1998
------------------------------------------
            Michael Rosenblatt

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

        10.3* Amended and Restated 1996 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.

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

        10.28    Intentionally omitted.

        10.29+   Research and Development Agreement between the Company and
                 Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
                 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.

        10.30+   Amendment No. 3 to Research & Development and License
                 Agreement between the Company and Abbott Laboratories dated
                 December 23, 1997. Filed as Exhibit 10.30 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997 filed with the Commission on March 17,
                 1998 (File No. 000-21249) and incorporated herein by reference.

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
        11.1     Statement re computation of per share net income (loss).
                 Filed herewith.
        23.1     Consent of Price Waterhouse LLP. Filed herewith.
        99.1     Important Factors Regarding Forward-Looking Statements.
                 Filed as Exhibit 99.1 to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21249) and
                 incorporated herein by reference.


---------------
* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 246-2 of the Securities and Exchange Act of 1934, as amended.