Form 10-Q
period 1998-03-31
ARQULE INC
filed 1998-05-11
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1998               Commission File No. 000-21429
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

YES        X                                NO
    ----------------                           ----------------

Number of shares outstanding of the registrant's Common Stock as of May 5, 1998:

Common Stock, par value $.01                11,962,978 shares outstanding

                                  ARQULE, INC.

                          QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1 - Unaudited Condensed Financial Statements

    Condensed Balance Sheet (Unaudited)
      March 31, 1998 and December 31, 1997 ................................   2

    Condensed Statement of Operations (Unaudited)
      Three months ended March 31, 1998 and 1997 ..........................   3

    Condensed Statement of Cash Flows (Unaudited)
      Three months ended March 31, 1998 and 1997 ..........................   4

    Notes to Unaudited Condensed Financial Statements .....................   5

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations .......................   7


PART II - OTHER INFORMATION ...............................................  11

Item 2 - Use of Proceeds ..................................................  11

Signatures ................................................................  12

                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     MARCH 31,    DECEMBER 31,
                                                       1998          1997
                                                     ---------    ------------

ASSETS
  Current Assets:
  Cash and cash equivalents                          $ 13,262       $ 15,137
  Marketable securities                                33,373         34,145
  Accounts receivable                                     248          1,833
  Accounts receivable related party                     1,200          1,300
  Inventory                                               842            953
  Prepaid expenses and other current assets               682            520
  Notes receivable from related parties                    30             30
                                                     --------       --------

    Total current assets                               49,637         53,918

  Property and equipment, net                          14,669         12,654
  Other assets                                            156            156
  Notes receivable from related parties                   189            197
                                                     --------       --------

                                                     $ 64,651       $ 66,925
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations       $  1,146       $  1,174
  Accounts payable and accrued expenses                   813          2,804
  Deferred revenue                                      2,426          3,917
  Deferred revenue related party                          728             --
                                                     --------       --------

    Total current liabilities                           5,113          7,895
                                                     --------       --------

Capital lease obligations                                 922          1,213
                                                     --------       --------

Deferred revenue                                          318            477
                                                     --------       --------

Shareholders' Equity:
  Common stock, $0.01 par value; 30,000,000
   shares authorized; 11,942,882 and 11,877,315
   shares issued and outstanding at March 31, 1998
   and December 31, 1997, respectively                    119            119
  Additional paid-in capital                           69,459         68,418
  Accumulated deficit                                 (10,572)       (10,643)
                                                     --------       --------
                                                       59,006         57,894
Deferred compensation                                    (708)          (554)
                                                     --------       --------
    Total stockholders' equity                         58,298         57,340
                                                     --------       --------
                                                     $ 64,651       $ 66,925
                                                     ========       ========

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1998          1997
                                                    -------        ------
Revenue:
  Compound development revenue                      $ 2,928        $2,364
  Compound development revenue - related party        2,758           895
                                                    -------        ------
    Total revenue                                     5,686         3,259
                                                    -------        ------

Costs and expenses:
  Cost of revenue                                     1,690         1,464
  Cost of revenue - related party                     1,593           618
  Research and development                            1,689           670
  Marketing, general and administrative               1,290         1,173
                                                    -------        ------
    Total costs and expenses                          6,262         3,925
                                                    -------        ------

    Loss from operations                               (576)         (666)

Interest income                                         702           444
Interest expense                                        (55)          (73)
                                                    -------        ------

    Net income (loss)                               $    71        $ (295)
                                                    =======        ======

Basic net income (loss) per share                   $  0.01        $(0.03)
                                                    =======        ======

Weighted average common shares outstanding           11,884         9,776
                                                    =======        ======

Diluted net income (loss) per share                 $  0.01        $(0.03)

                                                    =======        ======

Weighted average common shares and equivalents
outstanding                                          13,091         9,776
                                                    =======        ======

                                  ARQULE, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    1998          1997
                                                                  --------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss)                                               $     71       $  (295)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                                        889           426
  Amortization of deferred compensation                                192           105
  Decrease in accounts receivable                                    1,685            --
  Decrease in inventory                                                111            --
  (Increase) decrease in prepaid expenses and other
    current assets                                                     (162)           80
  Increase in other assets                                              --           (14)
  Decrease in notes receivable from related party                        8             8
  (Decrease) increase in accounts payable and accrued expenses      (1,991)          681
  Decrease in deferred revenue                                        (922)       (1,697)
                                                                  --------       -------

    Net cash used in operating activities                             (119)         (706)
                                                                  --------       -------

Cash flows from investing activities:
  Purchases of available-for-sale securities                       (13,128)           --
  Proceeds from sale or maturity of marketable securities           13,900            --
  Additions to property and equipment                               (2,904)         (668)
                                                                  --------       -------

    Net cash used in investing activities                           (2,132)         (668)
                                                                  --------       -------

Cash flows from financing activities:
  Principal payments of capital lease obligation                      (319)         (284)
  Proceeds from issuance of common stock                               695            --
                                                                  --------       -------

    Net cash used in financing activities                              376          (284)
                                                                  --------       -------

  Net decrease in cash and cash equivalents                         (1,875)       (1,658)
  Cash and cash equivalents, beginning of period                    15,137        36,586
                                                                  --------       -------

  Cash and cash equivalents, end of period                        $ 13,262       $34,928
                                                                  ========       =======

                                  ARQULE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 17, 1998 and the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 17, 1998. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations for the three month periods ended March 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company at March 31, 1998 and December 31, 1997 which are carried at amortized cost approximating fair market value: (In thousands)

                                                    MARCH 31,      DECEMBER 31,
                                                     1998             1997
                                                  (UNAUDITED)
--------------------------------------------------------------------------------
     U.S. Government Obligations                    $ 2,600         $ 2,200
     Corporate Notes                                 30,373          31,945
                                                    -------         -------
                                                    $33,373         $34,145
                                                    =======         =======

     All of the Company's marketable securities are classified as current at March 31, 1998 and December 31, 1997 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

3.   RELATED PARTIES

     In January 1998, the Company elected an individual to its Board of Directors who is also an employee of Wyeth-Ayerst (a subsidiary of American Home Products). Solvay Duphar BV remains a related party.


4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards, No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company does not meet the requirements for reporting under either of these statements.

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

     The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenues to date are primarily attributable to seven major corporate collaborations: Amersham Pharmacia Biotech AB; Abbott Laboratories; Solvay Duphar B.V.; Roche Bioscience; Monsanto Company; American Home Products; and Sankyo Ltd. The Company recognizes revenue under its corporate collaborations as related work is performed or as arrays are delivered. Payments received from corporate partners prior to the completion of the related work or before array delivery are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Technology access fees are recognized over the length of the research and development agreements. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has not received any milestone or royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership interests in any resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

     The Company experienced its third consecutive quarter of profitability during the three months ended March 31, 1998, reflecting the increase in revenues resulting from ArQule's growing collaborator base. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone payments, which are inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact profitability.

     The Company has incurred a cumulative net loss of $10.6 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve continued profitability is dependent on its ability to market its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit 99.1 to the Company's Annual Report on Forms 10K and 10K-A for the year ended December 31, 1997.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     REVENUE. The Company's revenue for the three months ended March 31, 1998 increased $2.4 million to $5.7 million from $3.3 million for the same period in 1997. This increase is primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. The increase is primarily attributable to the addition of collaborative agreements with American Home Products and Sankyo in July 1997 and November 1997, respectively.

     COST OF REVENUE. The Company's cost of revenue for the three months ended March 31, 1998 increased $1.2 million to $3.3 million from $2.1 million for the same period in 1997. This increase is primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended March 31, 1998 increased $1.0 million to $1.7 million from $0.7 million for the same period in 1997. This increase is the result of the Company's expansion of its chemistry capabilities and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended March 31, 1998 increased $0.1 million to $1.3 million from $1.2 million for the same period in 1997. This increase is primarily associated with increased marketing and business development activities and higher levels of administrative support related to the Company's growth. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

     NET INTEREST INCOME. The Company's net interest income for the three months ended March 31, 1998 was $0.6 million, compared to $0.4 million for the same period in 1997. Higher interest income in 1998 resulted primarily from the Company holding higher cash and marketable securities balances following its follow-on offering of common stock in April 1997.

     NET INCOME (LOSS). The Company's net income for the three months ended March 31, 1998 was $0.1 million as compared to a net loss of ($0.3) for the same period in 1997. The first quarter net income for 1998 is primarily attributable to increase in revenues from the Company's growing collaborator base and higher net interest income recognized during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company held cash and cash equivalents and marketable securities with a value of $46.6 million. The Company's working capital at March 31, 1998 was $44.5 million. The Company has funded operations through March 31, 1998 with sales of common stock, payments from corporate collaborators, and the utilization of capital equipment lease financing. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of March 31, 1998, the Company had utilized $4.5 million of the available $8.5 million financing facility.

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

                                  ARQULE, INC.

PART II - OTHER INFORMATION

Item 1 - None

Item 2 - Use of Proceeds from Registered Securities

     A Registration Statement on Form S-1 (File No. 333-11105) registering 2,875,000 shares of the Company's Common Stock, filed in connection with the Company's Initial Public Offering (the "IPO") was declared effective by the Securities and Exchange Commission on October 16, 1996. Exercise of the over-allotment option was initiated on November 13, 1996 and was closed on November 18, 1996.

     The Company and its selling shareholders sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate-offering price to the public of $34.5 million. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

     In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of March 31, 1998 was as follows: approximately $12.4 million for the fixed asset additions and approximately $1.8 million for capital lease obligations.

Items 3-5 - None

Item 6(a) - Exhibits:

     EXHIBITS      DESCRIPTION
     --------      -----------

       11.1    Statement Re Computation of Unaudited Net Income (Loss) Per Share
       27      Financial Data Schedule


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


                         ArQule, Inc.





Date:  May 8, 1998       /s/ James R. Fitzgerald, Jr.
                         -------------------------------------------------------
                         James R. Fitzgerald, Jr.
                         (Vice President, Chief Financial Officer and Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX




EXHIBITS           DESCRIPTION
--------           -----------

  11.1         Statement Re Computation of Unaudited Net Income (Loss) Per Share
  27           Financial Data Schedule