Form 10-Q
period 1998-06-30
ARQULE INC
filed 1998-08-14
CIK 1019695

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1998             Commission File No. 000-21429
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

YES         X                                           NO
   ---------------------                                  ------------------

Number of shares outstanding of the registrant's Common Stock as of August 10, 1998:


Common Stock, par value $.01                      12,120,784 shares outstanding

                                  ARQULE, INC.

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Financial Statements

    Condensed Balance Sheet (Unaudited)
         June 30, 1998 and December 31, 1997 .......................................  2

    Condensed Statement of Operations (Unaudited)
         Three months ended June 30, 1998 and 1997 and
         six months ended June 30, 1998 and 1997....................................  3

    Condensed Statement of Cash Flows (Unaudited)
         Six Months Ended June 30, 1998 and 1997....................................  4

    Notes to Unaudited Condensed Financial Statements...............................  5

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............................  7


PART II - OTHER INFORMATION......................................................... 11

Item 1 - Legal Proceedings.......................................................... 11

Item 2 - Changes in Securities and Use of Proceeds from Registered Securities....... 11

Item 4 - Submission of Meeting to a Vote of Security Holders........................ 11

Item 5 - Other Information.......................................................... 12

Signatures  ........................................................................ 13

                                  ARQULE, INC.

                      CONDENSED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30,        DECEMBER 31,
                                                                1998              1997
                                                            ------------     -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                $  8,576        $ 15,137
      Marketable securities                                      32,752          34,145
      Accounts receivable                                         1,505           1,833
      Accounts receivable - related party                         2,370           1,300
      Inventory                                                   1,019             953
      Prepaid expenses and other current assets                     630             520
      Notes receivable from related parties                          30              30
                                                               --------        --------
            Total current assets                                 46,882          53,918

      Property and equipment, net                                16,414          12,654
      Other assets                                                  906             156
      Notes receivable from related parties                         182             197
                                                               --------        --------
                                                               $ 64,384        $ 66,925
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of capital lease obligations             $  1,112        $  1,174
      Accounts payable and accrued expenses                       1,013           2,804
      Deferred revenue                                            1,587           3,917
                                                               --------        --------
           Total current liabilities                              3,712           7,895
                                                               --------        --------
Capital lease obligations                                           648           1,213
                                                               --------        --------
Deferred revenue                                                    159             477
                                                               --------        --------
Shareholders' Equity:
    Common stock, $0.01 par value; 30,000,000
       shares authorized; 12,069,076 and
       11,877,315 shares issued and outstanding at
       June 30, 1998 and December 31, 1997, respectively            120             119
    Additional paid-in capital                                   71,305          68,418
    Accumulated deficit                                         (11,210)        (10,643)
                                                               --------        --------
                                                                 60,215          57,894
Deferred compensation                                              (350)           (554)
                                                               --------        --------
      Total stockholders' equity                                 59,865          57,340
                                                               --------        --------
                                                               $ 64,384        $ 66,925
                                                               ========        ========

                                  ARQULE, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                          (UNAUDITED)                    (UNAUDITED)

                                                     1998            1997            1998            1997
                                                    -------         -------        --------        -------
REVENUE:
     Compound development revenue                  $ 3,221         $  2,364       $  6,149       $  4,728
     Compound development
     revenue -- related parties                      2,784              895          5,542          1,790
                                                   -------         --------       --------       --------
            Total revenue                            6,005            3,259         11,691          6,518

COSTS AND EXPENSES:
     Cost of revenue                                 1,920            1,609          3,522          3,073
     Cost of revenue -- related parties              1,660              635          3,175          1,253
     Research and development                        2,159            1,158          4,014          1,828
     Marketing, general and
       administrative                                1,469              924          2,759          2,097
                                                   -------         --------       --------       --------
               Total costs and expenses              7,208            4,326         13,470          8,251
                                                   -------         --------       --------       --------

            Loss from operations                    (1,203)          (1,067)        (1,779)        (1,733)

Interest income                                        610              702          1,312          1,146
Interest expense                                       (45)             (70)          (100)          (143)
                                                   -------         --------       --------       --------
            Net loss                                  (638)            (435)          (567)          (730)
                                                   =======         ========       ========       ========

Net loss per share - basic and diluted             $ (0.05)        $  (0.04)      $  (0.05)      $  (0.07)
                                                   =======         ========       ========       ========
Weighted average common shares
            outstanding - basic and diluted         12,000           11,591         11,938         10,724
                                                   =======         ========       ========       ========


                                  ARGULE, INC.
                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               1998          1997
                                                                              ------        ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
       Net loss                                                               $   (567)     $   (730)
Adjustment to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization                                             1,863         1,007
       Amortization of deferred compensation                                       155           224
       Increase in accounts receivable                                            (742)       (1,196)
       Increase in inventory                                                       (66)            0
       (Increase) decrease in prepaid expenses and other current assets           (110)          225
       Increase in other assets                                                   (750)          (14)
       Decrease in notes receivable from related party                              15            15
       (Decrease) increase in accounts payable and accrued expenses             (1,791)          285
       Decrease in deferred revenue                                             (2,648)       (2,623)
                                                                              --------      --------
            Net cash used in operating activities                               (4,641)       (2,807)
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of available-for-sale marketable securities                    (28,037)      (40,093)
       Proceeds from sale or maturity of marketable securities                  29,430             0
       Additions to property and equipment                                      (5,623)       (2,209)
                                                                              --------      --------
            Net cash used in investing activities                               (4,230)      (42,302)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of capital lease obligation                             (627)         (616)
       Proceeds from issuance of common stock                                    2,937        21,627
                                                                              --------      --------
            Net cash used in financing activities                                2,310        21,011
                                                                              --------      --------

       Net decrease in cash and cash equivalents                                (6,561)      (24,098)

       Cash and cash equivalents, beginning of period                           15,137        36,586
                                                                              --------      --------

       Cash and cash equivalents, end of period                               $  8,576      $ 12,488
                                                                              ========      ========

                                  ARQULE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited, condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997 thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1998 and the Company's amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 17, 1998. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three month periods ended June 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.    CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The following is a summary of cash equivalents held by the Company at June 30, 1998 and December 31, 1997 which are carried at amortized cost approximating fair market value: (In thousands)

                                                JUNE 30,          DECEMBER 31,
                                                  1998                1997
                                              (UNAUDITED)
                                          --------------------------------------
        U.S. Government Obligations             $   400             $ 2,200
        Corporate Notes                          32,352              31,945
                                          --------------------------------------
                                                $32,752             $34,145
                                          ======================================


      All of the Company's marketable securities are classified as current at June 30, 1998 and December 31, 1997 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

3.    RELATED PARTIES

      In January 1998, the Company elected an individual to its Board of Directors who is also an employee of Wyeth-Ayerst Pharmaceuticals (a division of American Home Products). Solvay Duphar BV remains a related party.

4.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards, No. 130, "Reporting Comprehensive Income" (SFAS No.
      130) and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any material adjustments as defined by SFAS No. 130 or SFAS No. 131.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). To date, the Company does not use derivative instruments and does not anticipate the adoption of SFAS No. 133 to have any effect on the Company's results of operations or its financial position.

5.    WYETH-AYERST $2 MILLION INVESTMENT IN ARQULE, INC.

      In June 1998, through MDP Holdings, Inc., Wyeth-Ayerst invested $2.0 million in ArQule, Inc. in accordance with the Common Stock Purchase Agreement and the Research and License Agreement, both dated July 3, 1997.

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

      The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenues to date are primarily attributable to six major corporate collaborations: Abbott Laboratories; Solvay Duphar B.V.; Roche Bioscience; Monsanto Company; American Home Products; and Sankyo Ltd. The Company recognizes revenue under its corporate collaborations as related work is performed or as arrays are delivered. Payments received from corporate partners prior to the completion of the related work or before array delivery are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Technology access fees are recognized over the length of the research and development agreements. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has received one milestone and no royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership interests in any resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

      Quarterly variations in future financial performance may be expected as levels of revenue are dependent on expanding or continuing existing collaborations, additional corporate collaborations, and future milestone payments, which are inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact profitability.

      The Company has incurred a cumulative net loss of $11.2 million through June 30, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve continued profitability is dependent on its ability to market its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit 99.1 to the Company's Annual Report on Forms 10-K and 10K/A for the year ended December 31, 1997.

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      REVENUE. The Company's revenue for the three months ended June 30, 1998 increased $2.7 million to $6.0 million from $3.3 million for the same period in 1997. Revenue was $11.7 million and $6.5 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. The increase is primarily attributable to the addition of collaborative agreements with American Home Products and Sankyo in July 1997 and November 1997, respectively.

      COST OF REVENUE. The Company's cost of revenue for the three months ended June 30, 1998 increased $1.4 million to $3.6 million from $2.2 million for the same period in 1997. Cost of revenue was $6.7 million and $4.3 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

      RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended June 30, 1998 increased $1.0 million to $2.2 million from $1.2 million for the same period in 1997. Research and development expenses were $4.0 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively. This increase is the result of the Company's expansion of its chemistry capabilities and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

      MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended June 30, 1998 increased $0.6 million to $1.5 million from $0.9 million for the same period in 1997. Marketing, general and administrative expenses were $2.8 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily associated with increased marketing and business development activities and higher levels of administrative support related to the Company's growth. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

      NET INTEREST INCOME. The Company's net interest income for the three months ended June 30, 1998 and 1997 was $0.6 million. Net interest income was $1.2 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively. Higher interest income in 1998 resulted primarily from the Company holding higher cash and marketable securities balances following its follow-on offering of Common Stock in April 1997.

      NET LOSS. The Company's net loss for the three months ended June 30, 1998 was $(0.6) million as compared to a net loss of $(0.4) for the same period in 1997. Net loss was $(0.6) and $(0.7) for the six months ended June 30, 1998 and 1997, respectively. The net loss for 1998 is primarily attributable to aggressive investments in new technologies in order to expand drug discovery capabilities.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company held cash and cash equivalents and marketable securities with a value of $41.3 million. The Company's working capital at June 30, 1998 was $43.2 million. The Company has funded operations through June 30, 1998 with sales of Common Stock, payments from corporate collaborators, and the utilization of capital equipment lease financing. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of June 30, 1998, the Company had utilized $4.5 million of the available $8.5 million financing facility.

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

                                  ARQULE, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        The litigation represented in the Company's Annual Report on Form 10-K and Form 10K/A for the year ended December 31, 1997 has been settled. The Company will not incur any significant additional expense as a result of this settlement.

Item 2 - Changes in Securities and Use of Proceeds from Registered Securities

        CHANGES IN SECURITIES

        On June 3, 1998 the Company sold 104,987 shares of Common Stock for an aggregate offering price of $2,000,000 to MDP Holdings, Inc. pursuant to a Common Stock Purchase Agreement between the Company and American Home Products Corporation dated July 3, 1997 in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        USE OF PROCEEDS

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

        In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of June 30, 1998 was as follows: approximately $15.1 million for the fixed asset additions and approximately $1.8 million for capital lease obligations.

Item 3 - None

Item 4 - Submission of Meeting to a Vote of Security Holders

        At the Annual Meeting of stockholders held on May 14, 1998, the Company's stockholders voted to re-elect Messrs. Allan R. Ferguson and Joseph C. Hogan, Jr., Ph.D. to the Board of Directors, each for a three year term.

       NOMINEES                      TOTAL VOTE "FOR"      TOTAL VOTE "WITHHELD"
       -------------------------------------------------------------------------

       Allan R. Ferguson             10,681,200                    19,900
       Joseph C. Hogan, Jr., Ph.D.   10,681,200                    19,900

       The terms in office of Adrian deJonge, Ph.D., Stephen M. Dow, Eric B. Gordon, L. Patrick Gage, Ph.D., and Michael Rosenblatt, M.D. continued after the meeting.

       Also, on May 14, 1998, the Company's stockholders voted to increase the Company's Amended and Restated 1994 Equity Incentive Plan by 1,500,000 shares to 4,700,000 shares.

       TOTAL VOTE "FOR"         TOTAL VOTE "AGAINST"       TOTAL VOTE "WITHHELD"
       -------------------------------------------------------------------------

       7,373,704                       678,332                    42,630


Item 5 - Other Information

       Pursuant to the Research and License Agreement between the Company and Roche Bioscience (a unit of Hoffman-LaRoche AG) dated September 13, 1996, the Company has received notice that Roche Bioscience elected not to continue the existing collaboration in its current configuration effective September 1998. The Company and Roche Bioscience are currently in discussions regarding the continuation of the collaboration in a different form. Roche Bioscience has the right to continue testing and developing delivered compounds, subject to payment of milestone and royalties as set forth in the Agreement.

       The Company announced a senior management succession plan to guide the Company through its next stage of development. The ArQule Board of Directors, including current Chief Executive Officer and President Eric
       B. Gordon, has initiated a search for a new chief executive officer with extensive experience in leading large scale drug discovery activities. During this transition period, Mr. Gordon will continue to fulfill all of his current responsibilities, including serving on the Board of Directors. Once a new CEO has been appointed, Mr. Gordon will resign, although he will continue to serve on the Board of Directors.

Item 6(a) - Exhibits:

        EXHIBITS                           DESCRIPTION
        --------                           -----------
          10.1        Amended and Restated 1994 Equity Incentive Plan
          11.1        Statement Re Computation of Unaudited Net Income (Loss)
                      Per Share
          27          Financial Data Schedule

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

                                   ArQule, Inc.


                                   /s/ James R. Fitzgerald, Jr.
Date: August 14, 1998              -------------------------------------
                                   James R. Fitzgerald, Jr.
                                   (Vice President, Chief Financial Officer
                                   and Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   10.1*            Amended and Restated 1994 Equity Incentive Plan
   11.1             Statement Re Computation of Unaudited Net Loss Per Share
   27               Financial Data Schedule

* Indicates a compensatory plan.