Form 10-Q
period 1998-09-30
ARQULE INC
filed 1998-11-16
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1998          Commission File No. 000-21429
                                                                      ---------


                                  ARQULE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                      04-3221586
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                 200 BOSTON AVENUE, MEDFORD, MASSACHUSETTS 02155
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (781) 395-4100
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X         NO
                               -----         -----

Number of shares outstanding of the registrant's Common Stock as of November 9, 1998:

Common Stock, par value $.01                   12,165,403,000 shares outstanding

                                  ARQULE, INC.

                        QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1 - Unaudited Condensed Financial Statements

         Condensed Balance Sheet (Unaudited)
                September 30, 1998 and December 31, 1997 ...............  2

         Condensed Statement of Operations (Unaudited)
                Three months ended September 30, 1998 and 1997
                and nine months ended September 30, 1998 and 1997.......  3

         Condensed Statement of Cash Flows (Unaudited)
                Nine months ended September 30, 1998 and 1997...........  4

         Notes to Unaudited Condensed Financial Statements..............  5

Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........  8


PART II - OTHER INFORMATION............................................. 12

Item 2 - Use of Proceeds from Registered Securities..................... 12

Item 5 - Other Information.............................................. 12

Item 6 - Exhibits and Reports on Form 8-K............................... 13

Signatures      ........................................................ 14

                                  ARQULE, INC.

                       CONDENSED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA )


                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              1998                  1997
                                                                          -------------         ------------
ASSETS
Current Assets:
        Cash and cash equivalents                                            $  4,392               $ 15,137
        Marketable securities                                                  32,661                 34,145
        Accounts receivable                                                     4,818                  3,133
        Inventory                                                               1,028                    953
        Prepaid expenses and other current assets                                 808                    520
        Notes receivable from related parties                                      30                     30
                                                                             --------               --------

              Total current assets                                             43,737                 53,918

        Property and equipment, net                                            15,957                 12,654
        Other assets                                                            1,656                    156
        Notes receivable from related parties                                     174                    197
                                                                             --------               --------

                                                                             $ 61,524               $ 66,925
                                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of capital lease obligations                         $  1,079               $  1,174
        Accounts payable and accrued expenses                                   1,477                  2,804
        Deferred revenue                                                        1,963                  3,917
                                                                             --------               --------

             Total current liabilities                                          4,519                  7,895
                                                                             --------               --------

Capital lease obligations                                                         391                  1,213
                                                                             --------               --------

Deferred revenue                                                                 --                      477
                                                                             --------               --------

Shareholders' Equity:
        Common stock, $0.01 par value; 30,000,000
              shares authorized;  12,121,409 and
              11,877,315 shares issued and outstanding at
              September 30, 1998 and December 31,
              1997, respectively                                                  121                    119
        Additional paid-in capital                                             71,225                 68,418
        Accumulated deficit                                                   (14,493)               (10,643)
                                                                             --------               --------
                                                                               56,853                 57,894
Deferred compensation                                                            (239)                  (554)
                                                                             --------               --------
        Total stockholders' equity                                             56,614                 57,340
                                                                             --------               --------
                                                                             $ 61,524               $ 66,925
                                                                             ========               ========

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                 (UNAUDITED)              (UNAUDITED)
                                              1998         1997        1998        1997
                                            --------     --------    --------    --------
REVENUE:
  Compound development revenue              $  2,431     $  3,814    $  8,580    $  8,542
  Compound development
    revenue -- related parties                 2,161          895       7,703       2,685
                                            --------     --------    --------    --------
           Total revenue                       4,592        4,709      16,283      11,227

COSTS AND EXPENSES:
  Cost of revenue                              1,691        2,404       5,213       5,497
  Cost of revenue -- related parties           1,505          616       4,680       1,849
  Research and development                     3,409        1,127       7,423       2,954
  Marketing, general and administrative        1,802        1,012       4,561       3,112
                                            --------     --------    --------    --------
           Total costs and expenses            8,407        5,159      21,877      13,412
                                            --------     --------    --------    --------

           Loss from operations               (3,815)        (450)     (5,594)     (2,185)

Interest income                                  570          811       1,882       1,958
Interest expense                                 (38)         (58)       (138)       (200)
                                            --------     --------    --------    --------

           Net (Loss) Income                $ (3,283)    $    303    $ (3,850)   $   (427)
                                            ========     ========    ========    ========

Basic net (loss) income per share           $  (0.27)    $   0.03    $  (0.32)   $  (0.04)
                                            ========     ========    ========    ========

Weighted average common shares outstanding    12,112       11,850      11,999      10,767
                                            ========     ========    ========    ========

Diluted net (loss) income per share         $  (0.27)    $   0.02    $  (0.32)   $  (0.04)
                                            ========     ========    ========    ========

Weighted average common shares
 outstanding                                  12,112       12,911*     11,999      10,767
                                            ========     ========    ========    ========



* Includes common stock and equivalents.

                                  ARQULE, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1998        1997
                                                           --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss                                                 $ (3,850)   $   (427)
Adjustment to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                               3,291       1,552
  Amortization of deferred compensation                         148         300
  Increase in accounts receivable                            (1,685)       (500)
  Increase in inventory                                         (75)          0
  (Increase) decrease in prepaid expenses
   and other current assets                                    (288)        282
  Increase in other assets                                   (1,500)        (27)
  Decrease in notes receivable from related party                23          23
  (Decrease) increase in accounts payable
   and accrued expenses                                      (1,327)        442
  Decrease in deferred revenue                               (2,431)     (2,032)
                                                           --------    --------
      Net cash used in operating activities                  (7,694)       (387)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale marketable securities      (34,829)    (52,957)
  Proceeds from sale or maturity of marketable securities    36,313       8,648
  Additions to property and equipment                        (6,594)     (4,456)
                                                           --------    --------
      Net cash used in investing activities                  (5,110)    (48,765)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of capital lease obligation               (917)       (948)
  Proceeds from issuance of common stock                      2,976      21,841
                                                           --------    --------
      Net cash provided by financing activities               2,059      20,893
                                                           --------    --------

  Net decrease in cash and cash equivalents                 (10,745)    (28,259)

  Cash and cash equivalents, beginning of period             15,137      36,586
                                                           --------    --------

  Cash and cash equivalents, end of period                 $  4,392    $  8,327
                                                           ========    ========

                                  ARQULE, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

       The accompanying condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 17,1998 and the Company's amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 17, 1998. The unaudited condensed financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.



2.     CASH EQUIVALENTS AND MARKETABLE SECURITIES (UNAUDITED)

       The following is a summary of cash equivalents held by the Company at September 30, 1998 and December 31, 1997 which are carried at amortized cost approximating fair market value: (In thousands)


                                      SEPTEMBER 30,    DECEMBER 31,
                                          1998            1997
                                       (UNAUDITED)
-------------------------------------------------------------------

U.S. Government Obligations              $  --           $ 2,200
Corporate Notes                           32,661          31,945
                                         -------         -------
                                         $32,661         $34,145
                                         =======         =======



       All of the Company's marketable securities are classified as current at September 30, 1998 and December 31, 1997 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). To date, the Company has not held derivative instruments and does not anticipate the adoption of SFAS No. 133 will have any effect on the Company's results of operations or its financial position.

5.     AMERICAN HOME PRODUCTS $2 MILLION INVESTMENT IN ARQULE, INC.

       In June 1998, through MDP Holdings, Inc., American Home Products invested $2.0 million in the Company in accordance with the Common Stock Purchase Agreement and the Research and License Agreement, both dated July 3, 1997.

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

       The Company currently generates revenue primarily from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenues to date are primarily attributable to seven major corporate collaborations: Abbott Laboratories; Solvay Duphar B.V.; Roche Bioscience; Monsanto Company; American Home Products; Sankyo Ltd; and Amersham Pharmacia A.B. The Company recognizes revenue under its corporate collaborations as related work is performed or as arrays are delivered. Payments received from corporate partners prior to the completion of the related work or before array delivery are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Technology access fees are recognized over the length of the research and development agreements. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has received one milestone and no royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership interests in any resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

       Quarterly variations in financial performance may be expected as levels of revenue are dependent on expanding or continuing existing collaborations, additional corporate collaborations, and future milestone payments, which are inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact profitability.

       The Company has incurred a cumulative net loss of $14.5 million through September 30, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on its ability to market increasing levels of functionality of its chemistry service; specifically its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology and agrichemical companies and the joint development and commercialization of products in which it has an economic interest.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit
       99.1 to the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       REVENUE. The Company's revenue for the three months ended September 30, 1998 decreased slightly from $4.7 million to $4.6 million for the same period in 1997. Revenue was $16.3 million and $11.2 million for the nine months ended September 30, 1998 and 1997, respectively. This year-to-date increase is primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements. Due to the nature of the Company's business, quarterly fluctuations in revenue are possible due to variable timing of the initiation and completion of collaborative programs.

       COST OF REVENUE. The Company's cost of revenue for the three months ended September 30, 1998 increased $0.2 million to $3.2 million from $3.0 million for the same period in 1997. Cost of revenue was $9.9 million and $7.3 million for the nine months ended September 30, 1998 and 1997, respectively. These increases are primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

       RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended September 30, 1998 increased $2.3 million to $3.4 million from $1.1 million for the same period in 1997. Research and development expenses were $7.4 million and $3.0 million for the nine months ended September 30, 1998 and 1997, respectively. These increases are the result of the Company's expansion of its chemical libraries and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry discovery and development programs.

       MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended September 30, 1998 increased $0.8 million to $1.8 million from $1.0 million for the same period in 1997. Marketing, general and administrative expenses were $4.6 million and $3.1 million for the nine months ended September 30, 1998 and 1997, respectively. These increases are primarily associated with increased marketing and business development activities, and higher levels of administrative support in concert with the Company's growth during 1997. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

       NET INTEREST INCOME. The Company's net interest income for the three months ended September 30, 1998 and 1997 was $0.5 million and $0.8 million, respectively. Net interest income was $1.7 million for the nine months ended September 30, 1998 and 1997, respectively.

       NET INCOME (LOSS). The Company's net loss for the three months ended September 30, 1998 was $(3.3) million as compared to a net income of $0.3 for the same period in 1997. The net loss was $(3.8) million and $(0.4) million for the nine months ended September 30, 1998 and 1997, respectively. The net loss for 1998 is primarily attributable to investments in new technologies in order to expand drug discovery capabilities and the variable timing of the initiation and completion of collaborative programs.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1998, the Company held cash and cash equivalents and marketable securities with a value of $37.0 million. The Company's working capital at September 30, 1998 was $39.2 million. The Company has funded operations through September 30, 1998 with sales of Common Stock, payments from corporate collaborators, and the utilization of capital equipment lease financing. The Company has maintained a master equipment lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through equipment leases with terms of 42 months in duration. As of September 30, 1998, the Company had utilized $4.5 million of the available $8.5 million available under this financing facility.

       The Company expects that its available cash and marketable securities, together with operating revenues, investment income and equipment financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company entered into a lease agreement with a developer to construct a headquarters, production and research facility with expected occupancy in late 1999. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. The Company may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.


        YEAR 2000 COMPLIANCE

        Many currently installed systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

       The Company has established a project team to address Year 2000 risks. The Company has also initiated various Information Technology enhancement projects intended to improve the access and dissemination of scientific and business information throughout the enterprise to enhance development and operational efficiencies. As part of this initiative the Company acquired an Enterprise Resource Financial System in late 1997 and has implemented the major relevant components of that system during the course of 1998, and expects the implementation to be complete during the fourth quarter 1998. The Company expects to be in full Y2K compliance with its internal financial systems at that time. As the costs associated with these initiatives are part of the Company's continuing improvement process they have been recognized as incurred.

       The Company is in the data gathering phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as automated production equipment, security equipment, etc. In addition to data gathered to date by the project team, the Company has acquired compliance certificates and commitments from IT vendors that Y2K upgrades will be available with Year 2000 compliance scheduled for Spring 1999. The Company does not, at this time, have any indications that the cost of achieving Year 2000 compliance for its non-financial systems will be material. If the Company is unable to achieve Year 2000 compliance for its major non-financial system, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

       The Company is in the process of contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

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

       Under this registration statement on October 21, 1996 and November 18, 1996, the Company and its selling shareholders sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate-offering price to the public of $34.5 million. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

       In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of September 30, 1998 was as follows: approximately $16.0 million for the fixed asset additions and approximately $1.8 million for capital lease obligations.


Item 3 and 4 - None


Item 5 - Other Information

       Dr. David L. Coffen, Sr. Vice President of Chemistry, resigned effective November 6, 1998.

Item 6(a) - Exhibits:


     Exhibits                          Description
     --------                          -----------

       10.1+  Amendment No. 1 to Research and License Agreement between the
              Company and Roche Bioscience, a division of Syntex, Inc., dated as of September 30, 1998. Filed herewith.

       10.2 Resignation Agreement between Eric Gordon and the Company dated as of September 11, 1998. Filed herewith.

       10.3 Lease by and between MetroNorth Corporate Center LLC and the Company dated as of May 29, 1998. Filed herewith.

       11     Statement Regarding Computation of Unaudited Net (Loss) Income Per
              Share

       27     Financial Data Schedule


Item 6(b) - Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.


----------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                  ARQULE, INC.




                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ArQule, Inc.





Date:  November 13, 1998         /s/ James R. Fitzgerald, Jr.
                                 ----------------------------------------------
                                 James R. Fitzgerald, Jr.
                                 (Vice President, Chief Financial Officer
                                  and Treasurer)

                                  ARQULE, INC.

                                  EXHIBIT INDEX



  Exhibit No.                        Description
  -----------                        -----------

     10.1+ Amendment No. 1 to Research and License Agreement between the Company and Roche Bioscience, a division of Syntex, Inc., dated as of September 30, 1998. Filed herewith.

     10.2 Resignation agreement between Eric Gordon and the Company dated as of September 11, 1998. Filed herewith.

     10.3 Lease by and between MetroNorth Corporate Center LLC and the Company dated as of May 29, 1998. Filed herewith.

     11       Statement Regarding Computation of Unaudited Net (Loss) Income Per
              Share

     27       Financial Data Schedule






----------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.