Form 10-K405
period 1998-12-31
ARQULE INC
filed 1999-03-29
CIK 1019695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 000-21429

                                  ARQULE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3221586
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 1999 was: $53,649,327.

     There were 12,505,052 shares of the registrant's Common Stock outstanding as of March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant's 1999 Annual Meeting of Shareholders to be held on May 27, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1998, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     ArQule has created a new technology platform for the discovery and production of novel chemical compounds with commercial potential. The Company has developed proprietary technologies for the identification and optimization of drug development candidates and agrochemicals. Using combinatorial chemistry, a modular building block approach to the development of compounds, structure-guided compound design, high speed parallel chemical synthesis and information technology, the Company rapidly develops large, diverse collections of compounds that have the potential to be biologically active. To date, the Company has entered into collaborative arrangements with eight companies in the pharmaceutical, agrochemical, and bioseparations industries, and has formed joint discovery programs with many biotechnology companies.

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

     The potential market for ArQule's proprietary modular building block technology is comprised of all consumers of novel chemical compounds, including developers of drugs, separations media, agrochemical products, industrial catalysts, specialty materials and other industrial products. The Company's initial business focus has been on the pharmaceutical, biotechnology, bioseparations and agrochemical industries.

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

     Mapping Array(TM) Program. ArQule's Mapping Array Program is a multi-year subscription to annual Mapping Array compound sets which are designed around certain core structures or themes selected by ArQule. Through this program, the Company provides 40 to 50 Mapping Array compound sets, on an annual basis, each containing between 2,000 and 10,000 individual compounds for a minimum aggregate of 200,000 compounds. The Mapping Array Program is provided to subscribers without limitation as to the targets against which the compounds may be screened. ArQule believes this approach will maximize the number of targets against which its Mapping Array sets are tested, thereby maximizing the potential for identifying activity for each compound in the array. Initially, the Company provides its Mapping Array sets on a non-exclusive, subscription fee basis for screening purposes only. If a compound shows activity in a subscriber's assay, the subscriber may license that compound from the Company for development purposes on an exclusive basis, unless such compound has already been licensed to another collaborative partner. Typically, the Company does not provide any structural information regarding the compounds in the Mapping Array sets until a particular compound is licensed.

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

BUSINESS STRATEGY

     ArQule's goal is to become the leading drug and chemical product discovery company by using its high throughput molecular technologies to design, synthesize and test high performance molecules for life sciences, health care and specialty chemical applications. The Company seeks to penetrate the product development pipelines of pharmaceutical, agrochemical and biotechnology companies and to maximize the likelihood of the discovery of activity and successful development of commercial compounds. Key elements of the Company's strategy include:

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

ARQULE'S PRODUCT DISCOVERY PROGRAMS

  Pharmaceutical and Agrochemical Company Collaborations

     To date, the Company has entered into the following major collaborations with pharmaceutical and agrochemical companies:

          Amersham Pharmacia Biotech AB. In March 1995, the Company entered into a collaborative agreement with Amersham Pharmacia Biotech AB ("Amersham"), to allow Amersham to evaluate the utility of the Company's technology for the development of products in the fields of bioseparations, synthesis of biomolecules and cell culture (the "Amersham Agreement"). On the same date, the Company and Amersham also signed an agreement under which Amersham has an option to acquire an exclusive, worldwide license to develop and commercialize specified compounds generated by the Company in additional fields covered under the Amersham Agreement, subject to the payment by Amersham of additional fees and the negotiation and execution by the parties of a license agreement containing commercially reasonable terms (the "Option Agreement"). In accordance with its terms, the Amersham Agreement expired on December 31, 1997. In August, 1998, the Company expanded its collaboration agreement with Amersham. Under the expanded collaboration, the parties will jointly develop and commercialize bioseparations products for industrial, life science and research applications.

          Abbott Laboratories. In June 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott") pursuant to which Abbott subscribed to the Company's Mapping Array Program and has the right to request customized Directed Array sets (the "Abbott Agreement"). To date, the Company has provided Abbott with many Mapping Array and Directed Array sets. In August 1996, the Abbott Agreement was amended to provide for the Company to supply Abbott with additional Mapping Array sets and to eliminate restrictions on the period during which Abbott may screen the Mapping Array sets. In December 1996, the Abbott Agreement was further amended to extend the term of the Abbott Agreement until March 1999, to provide for the Company to supply Abbott with additional Mapping Array sets during such extended period and additional Directed Array sets during part of such extended period, and to provide for the payment by Abbott of additional research and development funding during such extended period. In December 1997, the Abbott Agreement was further amended to provide for the Company to supply Abbott with additional Mapping Array sets through March 1999 and with additional Directed Array sets through December 1998. Abbott has paid the Company $7.4 million through March 1999. Abbott is also obligated under the Abbott Agreement to make additional payments upon the achievement of certain milestones and to pay royalties on the sale of drugs that may result from the relationship.

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

          Roche Bioscience. In September 1996, the Company entered into a collaborative agreement with Roche Bioscience ("Roche Bioscience"), a division of Syntex (U.S.A.) Inc. and indirect subsidiary of Roche Holding Ltd., pursuant to which the Company will synthesize Directed Array sets from compounds provided to the Company by Roche Bioscience, developed by the Company internally and/or developed by the Company as a part of the collaboration (the "Roche Bioscience Agreement"). The Roche Bioscience Agreement was amended in September 1998 and will continue through March 1999. Under the revised collaboration, ArQule will provide Roche Bioscience with proprietary screening libraries while continuing lead optimization on a number of Roche compounds. Roche Bioscience is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship.

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

          American Home Products. In July 1997, the Company entered into a collaborative agreement with Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation ("Wyeth-Ayerst"), pursuant to which Wyeth-Ayerst subscribed to the Company's Mapping Array Program and has committed to a minimum number of Directed Array Programs. Wyeth-Ayerst will pay ArQule approximately $28 million, which includes a $2 million equity investment in ArQule paid in June 1998. Wyeth-Ayerst will make further payments to ArQule as development milestones are reached. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration.

          Sankyo Company, Ltd. In November 1997, the Company entered into a collaborative agreement with Sankyo Company, Ltd. ("Sankyo") to discover and optimize drug candidates. The agreement calls for use of ArQule's Mapping Array and Directed Array Programs in identifying and optimizing lead compounds for a number of therapeutic areas. Under terms of the agreement, Sankyo will receive a three year subscription to ArQule's Mapping Array Program to discover new lead compounds. Sankyo is also committed to a minimum number of Direct Array Programs during the term of the agreement. Absent early termination, the Company will receive a minimum of $9.0 million over this three year period. Payments will be made to ArQule for delivery of the Mapping Array and Directed Array Sets and for achieved milestones. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration.

          Johnson and Johnson. In December, 1998, the Company entered into a collaborative agreement with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc. ("R.W. Johnson"), pursuant to which R.W. Johnson subscribed to the Company's Mapping Array Program. Absent early termination, the Company will receive a minimum of $8.1 million over this four year period. Payments will be made to ArQule for delivery of the Mapping Array Program and for achieved milestones. In addition, ArQule will be entitled to royalties from sales of any products emanating from this collaboration.

  Joint Discovery Programs with Biotechnology Companies

     ArQule has initiated joint programs for lead generation and optimization with a number of biotechnology companies. Some of ArQule's biotechnology collaborators and their areas of focus are listed below:

COMPANY                                                      AREA OF FOCUS
-------                                                      -------------
ACADIA Pharmaceuticals........................  Cell-Based Assays for reception
Aurora Biosciences, Inc. .....................  Mammalian Cell-Based Assays
Cubist Pharmaceuticals, Inc. .................  Infectious Diseases
DGI Biotechnologies...........................  Chemokine/cytokine receptors
FibroGen......................................  Fibrotic Disorders
Genome Therapeutics...........................  Antimicrobials
GenQuest......................................  Cancer
Genzyme Corp. ................................  Cancer
ICAgen, Inc. .................................  Ion Channel Receptors
Immunex Corp. ................................  Inflammatory Disorders
Ontogeny......................................  Developmental Biology Targets
Ribogene......................................  Pathogen specific translation
Scriptgen Pharmaceuticals, Inc. ..............  RNA/Protein Interaction
Sepracor, Inc. ...............................  Resistant HIV and Hepatitis B
Signal Pharmaceuticals, Inc. .................  Gene Transcription/Transcription Factors
ViroPharma, Inc. .............................  RNA viruses

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

     To date, the Company has licensed its products to its collaborative partners primarily through the efforts of its senior management. The Company's senior management has limited experience in marketing products similar to those of the Company. In order to achieve significant long-term growth in revenues and its overall strategic goals, the Company intends to hire several dedicated sales and marketing personnel. There can be no assurance that the Company will be able to achieve anticipated expansion of its business, attract a significant number of new collaborative partners as customers or build an efficient and effective sales and marketing organization. In the event the Company is unable to achieve any one or more of the foregoing goals, the Company's business, financial condition and results of operations could be materially adversely affected. In addition to the risks inherent in the Company's efforts to market its own products, the Company's revenues from royalties and milestone payments from its collaborative partners are substantially dependent upon the marketing efforts of such collaborative partners.

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

PATENTS AND PROPRIETARY RIGHTS

     ArQule has seven issued U.S. utility patents, one issued U.S. design patent, four issued Australian patents, and 59 patent applications in the U.S. and other countries. There can be no assurance that patent applications filed by ArQule will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to or licensed by ArQule will not be challenged, narrowed, invalidated or circumvented. The Company may also be subject to proceedings that result in the revocation of patent rights previously owned by or licensed to ArQule, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its products. There can be no assurance that ArQule will be able to obtain such licenses on acceptable terms, if at all. In addition, there may be pending or issued patents held by parties not affiliated with ArQule that relate to the technology utilized by ArQule. As a result, ArQule may need to acquire licenses, to assert infringement, or contest the validity, of such patents or other similar patents which may be issued. ArQule could incur substantial costs in defending itself against patent infringement claims, interference proceedings, opposition proceedings or other challenges to its patent rights made by third parties, or in bringing such proceedings or enforcing any patent rights of its own.

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

EMPLOYEES

     As of March 8, 1999, ArQule employed 190 people of whom 71 have Ph.D. degrees. Of these, 95 were engaged in operations, 78 were engaged in research and development and 17 were engaged in marketing and general administration. None of ArQule's employees are covered by collective bargaining agreements. ArQule believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                     AGE                      POSITION
----                                     ---                      --------
Eric B. Gordon.........................  51     President, Chief Executive Officer and
                                                Director*
Dr. Stephen A. Hill....................  40     President, Chief Executive Officer and
                                                Director*
Joseph C. Hogan, Jr., Ph.D. ...........  57     Chairman of the Board, Senior Vice President
                                                of Research and Development, Chief
                                                  Scientific Officer, and Director
James R. Fitzgerald, Jr................  54     Vice President, Chief Financial Officer and
                                                  Treasurer
Michael D. Rivard......................  33     Vice President, General Counsel and
                                                Assistant Secretary
John M. Sorvillo, Ph.D. ...............  44     Vice President, Business Development
Robert F. Tilton, Ph.D. ...............  42     Vice President, Information, Design and
                                                Discovery

---------------
* Mr. Gordon has resigned as President and Chief Executive Officer, effective March 31, 1999. Dr. Hill has been appointed President and Chief Executive Officer, effective April 1, 1999.

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

     Dr. Stephen A. Hill, B.M. B.Ch. M.A., F.R.C.S., has been appointed President and Chief Executive Officer and elected as director of ArQule effective April 1, 1999. From September 1989 to March 1999, Dr. Hill served in various capacities in the United Kingdom and Switzerland for Roche Ltd., most recently as the Head of Global Drug Development at F. Hoffmann -- La Roche, Ltd. Dr. Hill graduated from Oxford University.

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

     Michael D. Rivard joined the Company in February 1997 as Vice President, Legal, General Counsel and Assistant Secretary. Prior to his position at the Company, Mr. Rivard was Associate Counsel at the University of Massachusetts. Mr. Rivard received his B.A. in Biochemistry from Bowdoin College and his J.D. from the UCLA School of Law.

     John M. Sorvillo, Ph.D., joined the Company in December 1995 as Vice President of Business Development. Prior to joining the Company, Dr. Sorvillo was Vice President and General Manager at Oncogene Science, Inc. Dr. Sorvillo received his B.A. in Biology from the City University of New York, Hunter College and his Ph.D. in Immunology from the New York University Medical Center.

     Robert F. Tilton, Ph.D., joined the Company in August 1997 as Vice President of Informatics, Design and Discovery. Prior to joining the Company, Dr. Tilton was responsible for Structural Biology, Computational Design, and Analytical Chemistry for the Pharmaceutical Division of Bayer Corp. -- the United States branch of Bayer AG. Dr. Tilton received his B.A. in Biophysics from UC Berkeley and his Ph.D. in Pharmaceutical Chemistry from UC San Francisco.

ITEM 2.  PROPERTIES

     ArQule's research facilities include approximately 68,000 square feet of laboratory and office space in Medford, Massachusetts pursuant to three lease agreements, two of which expire on July 30, 2000 and one of which expires on July 30, 2001, at which time the Company has an option to renew each of the leases for an additional five year period. The Company also occupies approximately 12,000 square feet of additional laboratory space in Waltham, Massachusetts pursuant to a sublease agreement. This lease expires on November 30, 2000, at which time the Company has an option to extend for one additional year. ArQule believes its facilities are adequate for its current operations. On May 29, 1998, the Company reached agreement with Metro North Corporate Center LLC to lease approximately 130,000 square feet of laboratory and office space currently under construction in Woburn, Massachusetts pursuant to a fifteen-year lease agreement, under which the Company has the option to extend the original lease term by two additional five-year periods, the option to expand its operations into approximately 130,000 square feet of additional laboratory and office space to be constructed on a lot adjacent to the lot housing the aforementioned facility, the option to purchase the entire project, the right of first opportunity to purchase the entire project and the right of first refusal with regard to purchase of the entire project.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "ARQL".

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for the Company's Common Stock:

                                                              HIGH      LOW
                                                              -----    -----
1997
First Quarter...............................................  24.25    14.25
Second Quarter..............................................  19.50    12.00
Third Quarter...............................................  22.75    14.75
Fourth Quarter..............................................  29.25    17.75
1998
First Quarter...............................................  24.75    16.38
Second Quarter..............................................  20.63    10.81
Third Quarter...............................................  13.25     4.22
Fourth Quarter..............................................   7.38     4.50
1999
First Quarter (through March 8, 1999).......................   7.50     5.13

     As of March 8, 1999, there were approximately 97 holders of record and approximately 2,936 beneficial shareholders of the Company's Common Stock.

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

     The Company and its selling shareholders sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate offering price to the public of $34.5 million. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

     In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of December 31, 1998 was as follows: approximately $19.3 million for fixed asset additions and approximately $2.7 million for capital lease obligations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to the years 1994, 1995, 1996, 1997 and 1998, have been derived from the Company's audited financial statements, including the balance sheet as of December 31, 1997 and 1998 and the related statements of operations and of cash flows for the three years ended December 31, 1998 and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future (in thousands, except per share data).

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1994       1995       1996       1997       1998
                                           -------    -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA:
Revenue..................................  $    85    $ 3,330    $ 7,255    $17,420    $22,193
Cost and expenses:
  Cost of revenue........................       --      1,644      4,739     10,218     14,036
  Research and development...............    2,806      2,095      3,076      4,704     10,427
  Marketing, general and
     administrative......................    1,346      1,557      2,850      4,670      6,387
                                           -------    -------    -------    -------    -------
          Total costs and expenses.......    4,152      5,296     10,665     19,592     30,850
                                           -------    -------    -------    -------    -------
  Loss from operations...................   (4,067)    (1,966)    (3,410)    (2,172)    (8,657)
  Interest income (expense), net.........     (139)      (286)       417      2,463      2,195
                                           -------    -------    -------    -------    -------
  Net income (loss)......................  $(4,206)   $(2,252)   $(2,993)   $   291    $(6,462)
                                           =======    =======    =======    =======    =======
  Basic net income (loss) per share(1)...             $ (7.93)   $ (1.32)   $   .03    $ (0.54)
                                                      =======    =======    =======    =======
  Weighted average common shares
     outstanding -- basic(1).............                 284      2,272     11,282     12,031
                                                      =======    =======    =======    =======
  Diluted net income (loss) per
     share(1)............................             $ (7.93)   $ (1.32)   $   .02    $ (0.54)
                                                      =======    =======    =======    =======
  Weighted average common shares
     outstanding -- diluted(1), (2)......                 284      2,272     12,394     12,031
                                                      =======    =======    =======    =======

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                           1994       1995       1996       1997        1998
                                          -------    -------    -------    -------     -------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable...
securities..............................  $   425    $ 7,791    $37,086    $49,282     $33,870
Working capital (deficit)...............   (2,108)     5,074     31,440     46,023      35,546
Total assets............................    2,321     10,190     43,509     66,925      60,480
Capital lease obligations, less
  current portion.......................      962        911      1,728      1,213         306
Series B mandatorily redeemable
  convertible preferred stock...........       --      6,888         --         --          --
Total stockholders' equity (deficit)....   (1,203)    (1,000)    34,621     57,340      54,267

---------------
(1) The Company adopted Statement of Financial Accounting Standards No. 128
     -- "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 required retroactive restatement of previously reported income (loss) per share calculations. As a result of adopting SFAS 128, certain anti-dilutive pro-forma share amounts and unvested shares of common stock subject to restriction agreements previously included in the computation of the loss per share in 1995 and 1996 are no longer included in the weighted average common shares and equivalents outstanding. Prior to the restatement required by SFAS 128, pro forma net loss per share for the year ended December 31, 1995 was ($0.33), based upon weighted average common shares outstanding of 6,853 and for the year ended December 31, 1996 was ($0.39), based upon weighted average common shares outstanding of 7,705.

(2) 1997 includes common shares and common share equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ArQule is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology and agrochemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrochemical partners: (i) Mapping Array compound sets, which are arrays of novel, diverse small molecule compounds used for generating leads and (ii) Directed Array compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

     The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array and Directed Array sets. The Company's revenues to date are primarily attributable to eight major corporate collaborations. Under these collaborations, the Company has received payments of $47.4 million through December 31, 1998 and has recognized $50.3 million as revenue. The Company recognizes revenue under its corporate collaborations as related work is performed and arrays are delivered. Payments received from corporate partners prior to the completion of the related work are recorded as deferred revenue. License option fees are recognized as the options are granted because such fees are nonrefundable and the Company has no further obligations to fulfill. Technology access fees are recognized over the length of the research and development agreement. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. The Company has received one milestone and no royalty payments to date. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array and Directed Array sets and screening services in exchange for joint ownership interests of resulting drug candidates. These agreements have not yet yielded any significant revenue for the Company.

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

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Revenue. The Company's revenue for the year ended December 31, 1998 increased $4.8 million to $22.2 million from $17.4 million for the same period in 1997. This increase was primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array and Directed Array sets under the Company's collaborative agreements.

     Cost of revenue. The Company's cost of revenue for the year ended December 31, 1998 increased $3.8 million to $14.0 million from $10.2 million for the same period in 1997. These increases are primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array and Directed Array sets pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

     Research and development expenses. The Company's research and development expenses for the year ended December 31, 1998 increased $5.7 million to $10.4 million from $4.7 million for the same period in 1997. These increases are the result of the Company's expansion of its chemistry capabilities and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistry related technologies, drug discovery and development programs.

     Marketing, general and administrative expenses. The Company's marketing, general and administrative expenses for the year ended December 31, 1998 increased $1.7 million to $6.4 million from $4.7 million for the same period in 1997. These increases are primarily associated with increased marketing and business development activities, and higher levels of administrative support in concert with the Company's growth during 1998. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

     Net interest income. The Company's net interest income for the year ended December 31, 1998 was $2.2 million, compared to $2.5 million for the same period in 1997. Lower interest income in 1998 resulted primarily from the Company utilizing cash and marketable securities balances to finance operations and capital additions.

     Net income (loss). The Company's net loss for the year ended December 31, 1998 was $6.5 million as compared to net income of $0.3 million for the same period in 1997. The net loss for 1998 is primarily attributable to increased expenditures as the Company invested in new technologies to expand its drug discovery capabilities. Quarterly variations in future financial performance may be expected as increases in revenue are dependent on expanding existing collaborations, additional corporate collaborations, and future milestone and royalty payments, which may be inconsistent and difficult to anticipate.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company held cash and cash equivalents and marketable securities with a value of $33.9 million. The Company's working capital at December 31, 1998 was $35.5 million. The Company has funded operations through December 31, 1998 with sales of common stock, revenues from corporate collaborators and the utilization of capital equipment lease financing. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of December 31, 1998, the Company had utilized $4.5 million of the available $8.5 million financing facility. Subsequent to year end the Company consummated a term loan facility under which up to $15.0 million will be available to support capital expenditures.

     Net cash used by operating activities was $7.6 million in 1998. Net cash provided by operating activities was $0.6 million and $0.8 million for the years ended December 31, 1997 and 1996, respectively. The negative cash flow from operating activities primarily reflects the net operating loss in 1998. The positive cash flow from operating activities in 1997 and 1996 primarily reflects payments received from corporate collaborators.

     Net cash used by investing activities during the year ended December 31, 1998 was $3.7 million, resulting primarily from fixed asset additions. Net cash used by investing activities during the year ended December 31, 1997 was $42.7 million, resulting primarily from the purchase of marketable securities from the proceeds of the initial and secondary public offerings. Net cash provided by investing activities for the year ended December 31, 1996 was $2.0 million. This increase primarily reflects the sale of marketable securities offset by the purchases of property and equipment.

     Net cash provided by financing activities for the year ended December 31, 1998 and 1997 was $2.0 million and $20.7 million, respectively, primarily reflecting the equity investment of $2.0 million by Wyeth-Ayerst, Inc., in June 1998 and proceeds from the Company's April 1997 secondary public offering. Net cash provided by financing activities for the year ended December 31, 1996 was $30.8 million, largely due to the Company's October 1996 initial public offering.

     The Company expects that its available cash and marketable securities, together with operating revenues, investment income and financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. If the Company experiences increased losses, the Company may have to seek additional financing from the public or private sale of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

YEAR 2000 COMPLIANCE

     Many currently installed systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The Company has established a project team to address Year 2000 risks. The Company has also initiated various Information Technology enhancement projects intended to improve the access and dissemination of scientific and business information throughout the enterprise to enhance development and operational efficiencies. The Company expects to be in full Y2K compliance with its internal financial systems by the second quarter of 1999. As the costs associated with these initiatives are part of the Company's continuing improvement process they have been recognized as incurred.

     The Company is in the data gathering phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as automated production equipment, security equipment, etc. In addition to data gathered to date by the project team, the Company has acquired compliance certificates and commitments from IT vendors that Y2K upgrades will be available with Year 2000 compliance scheduled for the second quarter of 1999. The Company does not, at this time, have any indications that the cost of achieving Year 2000 compliance for its non-financial systems will be material. If the Company is unable to achieve Year 2000 compliance for its major non-financial system, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.

     See Notes 1 and 2 to the Consolidated Financial Statements for a description of the Company's use of other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1998 due to the short maturities of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     21
Balance Sheet at December 31, 1997 and 1998.................     22
Statement of Operations for the three years ended December
  31, 1998..................................................     23
Statement of Redeemable Preferred Stock and Stockholders'
  Equity (Deficit) for the three years ended December 31,
  1998......................................................     24
Statement of Cash Flows for the three years ended December
  31, 1998..................................................     25
Notes to Financial Statements...............................     27
Financial Statement Schedules:
  Schedules are not included because they are not applicable or the information is included in the Notes to
     Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ArQule, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of redeemable preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 28, 1999

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,137    $  5,780
  Marketable securities.....................................    34,145      28,090
  Accounts receivable.......................................     3,133       5,708
  Inventory.................................................       953         526
  Prepaid expenses and other current assets.................       520         869
  Notes receivable from related parties.....................        30          30
                                                              --------    --------
          Total current assets..............................    53,918      41,003
Property and equipment, net.................................    12,654      17,821
Other assets................................................       156       1,656
Notes receivable from related parties.......................       197          --
                                                              --------    --------
                                                              $ 66,925    $ 60,480
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $  1,174    $    907
  Accounts payable and accrued expenses.....................     2,804       2,094
  Deferred revenue..........................................     3,917       2,456
                                                              --------    --------
          Total current liabilities.........................     7,895       5,457
                                                              --------    --------
Capital lease obligations...................................     1,213         306
                                                              --------    --------
Deferred revenue............................................       477         450
                                                              --------    --------
Stockholders' equity
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 11,878,090 and 12,171,335 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively...........................................       119         122
  Additional paid-in capital................................    68,418      71,432
  Accumulated deficit.......................................   (10,643)    (17,105)
                                                              --------    --------
                                                                57,894      54,449
  Deferred compensation.....................................      (554)       (182)
                                                              --------    --------
          Total stockholders' equity........................    57,340      54,267
                                                              --------    --------
Commitments (Note 12).......................................        --          --
                                                              --------    --------
                                                              $ 66,925    $ 60,480
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Revenue
  Compound development revenue..............................  $ 4,255    $13,840    $11,868
  Compound development revenue -- related party.............    3,000      3,580     10,325
                                                              -------    -------    -------
                                                                7,255     17,420     22,193
                                                              -------    -------    -------
Costs and expenses:
  Cost of revenue...........................................    2,683      8,039      7,506
  Cost of revenue -- related party..........................    2,056      2,179      6,530
  Research and development..................................    3,076      4,704     10,427
  Marketing, general and administrative.....................    2,850      4,670      6,387
                                                              -------    -------    -------
                                                               10,665     19,592     30,850
                                                              -------    -------    -------
     Loss from operations...................................   (3,410)    (2,172)    (8,657)
Interest income.............................................      607      2,686      2,364
Interest expense............................................     (190)      (223)      (169)
                                                              -------    -------    -------
     Net (loss) income......................................  $(2,993)   $   291    $(6,462)
                                                              =======    =======    =======
Basic net income (loss) per share...........................  $ (1.32)   $   .03    $ (0.54)
                                                              =======    =======    =======
Weighted average common shares outstanding -- basic.........    2,272     11,282     12,031
                                                              =======    =======    =======
Diluted net income (loss) per share.........................  $ (1.32)   $   .02    $ (0.54)
                                                              =======    =======    =======
Weighted average common shares outstanding -- diluted(1)....    2,272     12,394     12,031
                                                              =======    =======    =======

---------------
(1) 1997 includes common shares and common share equivalents

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

 CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)
                                     SERIES B MANDATORILY    -------------------------------------------------------------
                                    REDEEMABLE CONVERTIBLE   SERIES A CONVERTIBLE
                                       PREFERRED STOCK          PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                    ----------------------   ---------------------   ------------------------    PAID-IN
                                      SHARES       AMOUNT      SHARES      AMOUNT       SHARES      PAR VALUE    CAPITAL
                                    -----------   --------   -----------   -------   ------------   ---------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31, 1995......   1,800,000    $ 6,888     10,511,000   $ 2,486       522,797      $  5       $ 4,435
Conversion of interest on bridge
  notes to Series A convertible
  preferred stock.................                               113,429       142
Issuance of Series B mandatorily
  redeemable convertible preferred
  stock to maintain ownership
  percentage (Note 9).............      15,468
Cancellation of unvested portion
  of restricted stock upon
  employee termination............                                                        (1,875)       --
Employee option exercise..........                                                           625        --
Accretion of Series B mandatorily
  redeemable preferred stock to
  redemption value................                     15
Conversion of Series B mandatorily
  redeemable preferred stock to
  common stock....................  (1,815,468)    (6,903)                               907,734         9         6,894
Conversion of Series A convertible
  preferred stock to common
  stock...........................                           (10,624,429)   (2,628)    5,312,214        54         2,574
Exercise of warrants pursuant to a
  cashless exercise provision.....                                                       234,992         2            (2)
Issuance of common stock in
  connection with initial public
  offering, net of issuance costs
  of $2,979.......................                                                     2,875,000        29        31,492
Compensation related to the grant
  of common stock options.........                                                                                   709
Amortization of deferred
  compensation....................
Net loss..........................
                                    ----------    -------    -----------   -------    ----------      ----       -------
Balance at December 31, 1996......          --         --             --        --     9,851,487        99        46,102
Cancellation of unvested portion
  of restricted stock stock upon
  employee termination............                                                       (48,444)       --
Employee stock option exercises...                                                       133,374         1           352
Employee stock purchase plan......                                                         9,173        --           110
Issuance of common stock in
  connection with secondary public
  offering, net of issuance costs
  of $1,645.......................                                                     1,932,500        19        21,526
Compensation related to the grant
  of common stock options.........                                                                                   328
Amortization of deferred
  compensation....................
Net income........................
                                    ----------    -------    -----------   -------    ----------      ----       -------
Balance at December 31, 1997......          --         --             --        --    11,878,090       119        68,418
Employee stock option exercises...                                                       134,639         1           793
Employee stock purchase plan......                                                        53,619         1           381
Issuance of common stock in
  connection with American Home
  Products investment in ArQule,
  Inc.............................                                                       104,987         1         1,999
Compensation related to the grant
  of common stock options.........                                                                                  (159)
Amortization of deferred
  compensation....................
Net loss..........................
                                    ----------    -------    -----------   -------    ----------      ----       -------
Balance at December 31, 1998......          --    $    --             --   $    --    12,171,335      $122       $71,432
                                    ==========    =======    ===========   =======    ==========      ====       =======

                                           STOCKHOLDERS' EQUITY (DEFICIT)
                                    ---------------------------------------------

                                                                      TOTAL
                                    ACCUMULATED     DEFERRED      STOCKHOLDERS'
                                      DEFICIT     COMPENSATION   EQUITY (DEFICIT)
                                    -----------   ------------   ----------------
                                               (DOLLARS IN THOUSANDS)
Balance at December 31, 1995......   $ (7,926)          --           $(1,000)
Conversion of interest on bridge
  notes to Series A convertible
  preferred stock.................                                       142
Issuance of Series B mandatorily
  redeemable convertible preferred
  stock to maintain ownership
  percentage (Note 9).............
Cancellation of unvested portion
  of restricted stock upon
  employee termination............                                        --
Employee option exercise..........                                        --
Accretion of Series B mandatorily
  redeemable preferred stock to
  redemption value................        (15)                           (15)
Conversion of Series B mandatorily
  redeemable preferred stock to
  common stock....................                                     6,903
Conversion of Series A convertible
  preferred stock to common
  stock...........................                                        --
Exercise of warrants pursuant to a
  cashless exercise provision.....                                        --
Issuance of common stock in
  connection with initial public
  offering, net of issuance costs
  of $2,979.......................                                    31,521
Compensation related to the grant
  of common stock options.........                    (709)               --
Amortization of deferred
  compensation....................                      63                63
Net loss..........................     (2,993)                        (2,993)
                                     --------        -----           -------
Balance at December 31, 1996......    (10,934)        (646)           34,621
Cancellation of unvested portion
  of restricted stock stock upon
  employee termination............                                        --
Employee stock option exercises...                                       353
Employee stock purchase plan......                                       110
Issuance of common stock in
  connection with secondary public
  offering, net of issuance costs
  of $1,645.......................                                    21,545
Compensation related to the grant
  of common stock options.........                    (328)               --
Amortization of deferred
  compensation....................                     420               420
Net income........................        291                            291
                                     --------        -----           -------
Balance at December 31, 1997......    (10,643)        (554)           57,340
Employee stock option exercises...                                       794
Employee stock purchase plan......                                       382
Issuance of common stock in
  connection with American Home
  Products investment in ArQule,
  Inc.............................                                     2,000
Compensation related to the grant
  of common stock options.........                     159                --
Amortization of deferred
  compensation....................                     213               213
Net loss..........................     (6,462)                        (6,462)
                                     --------        -----           -------
Balance at December 31, 1998......   $(17,105)       $(182)          $54,267
                                     ========        =====           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996        1997         1998
                                                              --------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net (loss) income.........................................  $(2,993)    $    291     $ (6,462)
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    1,171        2,580        4,620
     Amortization of deferred compensation..................       63          420          213
     Increase in accounts receivable........................     (250)      (2,883)      (2,575)
     (Increase) decrease in inventory.......................       --         (953)         427
     Increase in prepaid expenses and other current
       assets...............................................     (215)        (182)        (349)
     Increase in other assets...............................      (40)         (17)      (1,500)
     (Increase) decrease in notes receivable from related
       parties..............................................     (220)         176          197
     Increase (decrease) in accounts payable and accrued
       expenses.............................................      482        1,695         (710)
     Increase (decrease) in deferred revenue................    2,805         (519)      (1,488)
                                                              -------     --------     --------
       Net cash provided by (used in) operating
          activities........................................      803          608       (7,627)
                                                              -------     --------     --------
Cash flows from investing activities:
  Purchases of marketable securities........................       --      (61,447)     (44,109)
  Proceeds from sale or maturity of marketable securities...    4,302       27,802       50,164
  Additions to property and equipment.......................   (2,292)      (9,085)      (9,787)
                                                              -------     --------     --------
       Net cash provided by (used in) investing
          activities........................................    2,010      (42,730)      (3,732)
                                                              -------     --------     --------
Cash flows from financing activities:
  Principal payments of capital lease obligations...........     (737)      (1,335)      (1,174)
  Proceeds from issuance of common stock, net...............   31,521       22,008        3,176
                                                              -------     --------     --------
       Net cash provided by financing activities............   30,784       20,673        2,002
                                                              -------     --------     --------
Net increase (decrease) in cash and cash equivalents........   33,597      (21,449)      (9,357)
Cash and cash equivalents, beginning of period..............    2,989       36,586       15,137
                                                              -------     --------     --------
Cash and cash equivalents, end of period....................  $36,586     $ 15,137     $  5,780
                                                              =======     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations of $2,178 and $856 were incurred in 1996 and 1997, respectively, when the Company entered into leases for various machinery and equipment, furniture and fixtures, and leasehold improvements.

     During 1996, 12,439,897 shares of Series A and Series B preferred stock were converted into 6,219,948 shares of common stock, in connection with the Company's initial public offering of common stock (Note 9). In addition, 234,992 shares of common stock were issued in connection with the cashless exercise of outstanding warrants.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1996, 1997 and 1998, the Company paid approximately $190, $223 and $169, respectively, for interest expense.

                                  ARQULE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION AND NATURE OF OPERATIONS

     ArQule, Inc. is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical, biotechnology and agrochemical industries. Its operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development and product development candidates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

  Basis of Consolidation

     The consolidated financial statements include the accounts of ArQule, Inc. and its majority-owned subsidiary ArQule Catalytics, Inc., which was incorporated in February 1998 (collectively, the "Company"). All intercompany transactions and balances have been eliminated.

  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased within three months of maturity date to be cash equivalents. The Company invests its available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities which have strong credit ratings. These investments are subject to minimal credit and market risks. At December 31, 1997 and 1998, the Company has classified its investments as available-for-sale.

  Fair Value of Financial Instruments

     At December 31, 1997 and 1998, the Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, notes receivable from related party, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

  Revenue Recognition

     Compound development revenue relates to revenue from significant collaborative agreements (Note 3) and from licensing of compound arrays. Revenue from collaborative agreements relates to the delivery of compounds and to compound development work recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of either compound delivery or development. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. Revenue from licensing of compound arrays with no additional obligations is recognized upon delivery of the compound array. License option fees represent payments made to the Company for a right to evaluate and negotiate the terms of potential licensing arrangements and are

                                  ARQULE, INC.

recognized as revenue as the options are granted, as the Company has no further obligations and as payments are nonrefundable.

  Cost of Revenue

     Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to develop and produce compound arrays. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

  Stock Compensation

     Options granted to employees are accounted for in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no compensation expense is recognized for options granted at fair market value. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Options granted to nonemployees are accounted for using the fair value method and are recognized as compensation expense over their respective service periods.

  Inventories

     Inventory consists of costs associated with the Company's Mapping Array libraries and is stated at the lower of cost, on a first-in, first-out basis, or market. Such costs are capitalized after achieving technological feasibility.

  Segment Data

     The Company is engaged principally in one industry segment. The Company also operates principally in one geographic location. See Note 3 with respect to significant customers.

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

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on the net loss for 1996 or net income for 1997.

3.  SIGNIFICANT AGREEMENTS

     The Company has entered into a number of license, research and development agreements (the "Agreements") with eight corporate collaborators who accounted for substantially all of the Company's 1998 revenue. Two Agreements were entered into with Solvay Duphar B.V. ("Solvay") and Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation ("Wyeth-Ayerst"). Revenue related to the Solvay Agreement is included in compound development revenue -- related party from 1996 through 1998. In 1998, Wyeth-Ayerst became a related party. Under the terms of these Agreements, the Company will provide a certain number of compounds per year and has granted the right to screen these compounds against targets to identify biological activity (an "Active Compound") and will provide research and development services. The collaborators have the right to enter into an exclusive, worldwide license (the "License") for any

                                  ARQULE, INC.

Active Compound identified. The initial terms of these Agreements generally range from two to five years during which period the collaborators make payments to the Company for technology access, delivery of compounds and for its research and development services. In exchange for a License, the Company will receive milestone payments during product development and royalty payments based on the sales of the product. Solvay exercised its right to license certain of the Company's technologies on a non-exclusive basis in December 1997.

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

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the fair market value of available-for-sale marketable securities held by the Company at December 31, 1997 and 1998:

                                                               DECEMBER 31,
                                                            ------------------
                                             MATURITY        1997       1998
                                           -------------    -------    -------
U.S. Government obligations..............  Within 1 year    $ 2,200    $ 2,002
Corporate bonds..........................  Within 1 year     31,945     26,088
                                                            -------    -------
                                                            $34,145    $28,090
                                                            =======    =======

     At December 31, 1997 and 1998, marketable securities are carried at amortized cost, which approximates fair market value. All of the Company's marketable securities are classified as current at December 31, 1997 and 1998 as funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses on sales of securities for the years ended December 31, 1997 and 1998 were not significant.

5.  INVENTORY

     Inventories at December 31, 1997 and 1998 consists of the following:

                                                              1997    1998
                                                              ----    ----
Raw materials...............................................  $361    $526
Finished goods..............................................   592       0
                                                              ----    ----
                                                              $953    $526
                                                              ====    ====

                                  ARQULE, INC.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                               USEFUL LIFE       DECEMBER 31,
                                                ESTIMATED     ------------------
                                                 (YEARS)       1997       1998
                                               -----------    -------    -------
Machinery and equipment....................          5        $ 5,936    $ 9,083
Leasehold improvements.....................        3-7          6,125      9,548
Furniture and fixtures.....................          7            451        606
Computer equipment.........................          3          3,372      4,527
Construction-in-progress...................         --          1,218      3,125
                                                              -------    -------
                                                               17,102     26,889
Less -- accumulated depreciation and
  amortization.............................                     4,448      9,068
                                                              -------    -------
                                                              $12,654    $17,821
                                                              =======    =======

     Assets held under capital leases at December 31, 1997 and 1998 consisted of $1,900 of machinery and equipment, $1,785 of leasehold improvements, $703 in computer equipment and $107 of furniture and fixtures. Accumulated amortization of these assets totaled $2,207 and $3,290 at December 31, 1997 and 1998, respectively. For the years ended December 31, 1996, 1997 and 1998, amortization expense related to assets held under capital lease obligations was $751, $1,198 and $1,083, respectively.

7.  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1997     1998
                                                              -----    ----
Note receivable due from the an officer of the Company,
  payable in four equal annual installments commencing on
  November 2, 1996, principal due on each installment date
  will be forgiven so long as the officer is employed by the
  Company on the installment date, secured by the officer's
  beneficial interest in 48,000 shares of common stock of
  the Company...............................................    60      30
Note receivable due from another officer of the Company,
  payable in three equal annual installments commencing on
  February 16, 1998, secured by shares of common stock of
  the Company issuable to the officer upon the exercise of
  options...................................................   167      --
                                                              ----     ---
                                                               227      30
Less current portion........................................    30      30
                                                              ----     ---
                                                              $197     $--
                                                              ====     ===

     Interest on the notes receivable from related parties accrues on the unpaid principal and interest at 5.9%. Interest due on the notes at December 31, 1997 and 1998, $13 and $16, respectively, was included in prepaid expenses and other current assets.

                                  ARQULE, INC.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1998
                                                             ------    ------
Accounts payable...........................................  $2,161    $  818
Accrued professional fees..................................     379       360
Other accrued expenses.....................................     264       916
                                                             ------    ------
                                                             $2,804    $2,094
                                                             ======    ======

9.  COMMON STOCK

     On October 4, 1996, the Company effected a 1-for-2 reverse stock split on the common stock of the Company. Accordingly, all common share and per share data have been restated to give retroactive effect to the stock split for all periods presented.

     In October and November 1996, the Company completed its initial public offering of 2,875,000 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $31,521. In connection with its initial public offering, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares to 30,000,000.

     On April 4, 1997, the Company completed a follow-on offering of 1,932,500 shares of common stock, which included the underwriters' exercise of their over-allotment of 300,000 shares of common stock on April 14, 1997. Proceeds to the Company, net of issuance costs, amounted to $21,545.

  Stock Restriction Agreements

     The Company has common stock issued pursuant to the Equity Incentive Plan which is subject to stock restriction agreements whereby the stockholder automatically forfeits to the Company the unvested portion of shares of common stock in the event of termination of their employment with the Company. All such forfeited shares shall immediately be retired by the Company. Shares subject to this agreement vest over two to four year periods. At December 31, 1997 and 1998, the approximate number of unvested common shares is 9,800 and 0, respectively. Each stock restriction agreement may be terminated at the election of the Company.

  Collaborator Investment.

     On June 4, 1998, American Home Products invested $2.0 million in the Company in accordance with the Common Stock Purchase Agreement and the Research and License Agreement, both dated July 3, 1997.

10.  EQUITY INCENTIVE AND STOCK PURCHASE PLANS

     During 1998, the stockholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan") increasing the number of shares of common stock available for awards under the Equity Incentive Plan to 4,700,000. All shares are awarded at the discretion of a Committee of the Board of Directors (the "Committee") in a variety of stock-based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of the Company's voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price

                                  ARQULE, INC.

not less than the exercise price of the related option. As of December 31, 1998, no stock appreciation rights have been issued.

     Subject to the restrictions above, the Committee is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

     In 1996, the stockholders approved the 1996 Director Stock Option Plan (the "1996 Director Plan") for nonemployee directors. Under this plan, eligible directors are automatically granted once a year, at the annual meeting of stockholders of the Company, options to purchase 3,500 shares of common stock which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of the Company's next annual stockholders' meeting held after the date of grant. All options granted pursuant to the 1996 Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 1998, options to purchase 65,500 shares of common stock have been granted under this plan of which 48,000 shares are currently exercisable. A maximum of 125,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this plan, of which 59,500 shares are available for future grant.

     The Company applies APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan (the "Plan"). No compensation expense has been recognized under the Plan for employee grants. Had compensation cost been determined based on the estimated value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net loss, pro forma basic net loss per share and diluted net loss per share would have been as follows:

                                                        DECEMBER 31,
                                               ------------------------------
                                                1996       1997        1998
                                               -------    -------    --------
Pro forma net loss...........................  $(3,186)   $(2,583)   $(13,217)
Pro forma basic and diluted net loss per
  share......................................  $ (1.40)   $ (0.23)   $  (1.10)

     During 1997 and 1998, the Company issued 69,000 and 45,500 options to certain members of its Scientific Advisory Board (SAB) under the Equity Incentive Plan. In April 1997, 11,000 shares were cancelled. A total of $554 and $183 at December 31, 1997 and 1998, respectively, was recorded as deferred compensation and is being amortized as compensation expense over the vesting period of the options. Compensation expense in 1997 and 1998 was $420 and $213, respectively.

     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation. The model was calculated using the following assumptions: no dividend yield for both years; 45% volatility for 1996, 50% volatility for 1997, and 75% volatility for 1998 for nonemployee grants and employee grants subsequent to the initial filing of the Registration Statement in connection with the Company's initial public offering; no volatility for employee grants prior to the initial public offering; risk-free interest rates of 5.2% to 7.1% in 1996 and 6.0% in 1997 and 1998; expected lives of 3 to 6 years in 1996 and 4 years in 1997 and 1998 for options granted.

                                  ARQULE, INC.

     Option activity under the Plans for the three years ended December 31, 1998 was as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
STOCK OPTIONS                                           OF SHARES      PRICE
-------------                                           ----------    --------
Outstanding at December 31, 1995......................     298,500     $  .22
Granted...............................................   1,073,920       4.39
Exercised.............................................           0        .00
Cancelled.............................................     (99,750)       .50
                                                        ----------
Outstanding at December 31, 1996......................   1,272,670       3.71
Granted...............................................   1,016,412      16.62
Exercised.............................................    (133,374)      2.64
Cancelled.............................................     (44,456)      9.57
                                                        ----------
Outstanding at December 31, 1997......................   2,111,252       9.88
                                                        ----------
Granted...............................................   1,606,265       9.06
Exercised.............................................    (134,639)      5.90
Cancelled.............................................  (1,244,292)     15.25
                                                        ----------
Outstanding as of December 31, 1998...................   2,338,586     $ 6.68
                                                        ==========
Exercisable at December 31, 1998......................     736,337       7.13
                                                        ==========
Weighted average estimated value of options granted
  during the year ended December 31, 1998.............                 $ 5.58
                                                                       ======

     The following table summarizes information about options outstanding at December 31, 1998:

                                             OPTIONS OUTSTANDING
                                   ----------------------------------------     OPTIONS EXERCISABLE
                                                      WEIGHTED                -----------------------
                                       NUMBER          AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                   OUTSTANDING AT     REMAINING    AVERAGE       AS OF       AVERAGE
                                    DECEMBER 31,     CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                1998            LIFE        PRICE         1998        PRICE
------------------------           ---------------   -----------   --------   ------------   --------
$ 0.0000 -  2.4000...............       486,508          7.0        $ 0.83      297,058       $ 0.81
  4.8001 -  7.2000...............     1,331,611          9.0          5.19      158,737         5.86
  9.6001 - 12.0000...............       125,334          7.8         10.90       81,189        10.90
 12.0001 - 14.4000...............       112,929          5.2         14.13       88,375        14.13
 14.4001 - 16.8000...............        46,000          8.6         16.04       41,000        16.11
 16.8001 - 19.2000...............       133,204          8.3         17.70       54,978        17.64
 19.2001 - 21.6000...............        57,500          8.7         21.00       15,000        21.00
 21.6001 - 24.0000...............        45,500          9.0         22.94           --           --
                                      ---------                                 -------
                                      2,338,586          8.3        $ 6.68      736,337       $ 7.13
                                      =========          ===        ======      =======       ======

     At December 31, 1998, there were 1,685,480 shares available for future grant under the Equity Incentive Plan.

     On September 8, 1998 the Company determined that certain stock options issued to employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock. In light of the Company's conclusions that such options were not providing the desired incentive, the Company provided employees with the opportunity to exchange options previously granted to them under the Plan on or after June 25, 1996 for new options ("the Replacement Options") to purchase the same number of

                                  ARQULE, INC.

shares of common stock at an exercise price of $4.875 per share, the then fair market value of the Company's common stock. A total of 985,059 options were exchanged. Employees (other than those individuals designated as "officers" by the Company, including those officers subject to Section 16 of the Securities Exchange Act of 1934) were given the choice of retaining their existing options, with the original vesting schedule, or accepting the Replacement Options, with a vesting schedule extended by one year.

  Stock Purchase Plan

     In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase the Company's common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. The Company has reserved 120,000 shares of common stock for purchases under the Purchase Plan. At December 31, 1998, 62,792 shares have been purchased pursuant to the Purchase Plan.

11.  INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 1996, 1997 and 1998.

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

                                                        DECEMBER 31,
                                               ------------------------------
                                                1996       1997        1998
                                               -------    -------    --------
Deferred tax assets:
  Preoperating costs capitalized for tax
     purposes................................  $   370    $   288    $    210
  Net operating loss carryforwards...........    3,906      4,506       7,068
  Tax credit carryforwards...................      311        811       2,324
  Non-employee equity based compensation.....       --        173         286
  Book depreciation in excess of tax.........       --         --         411
  Other......................................       30         40          39
                                               -------    -------    --------
                                               $ 4,617    $ 5,818    $ 10,338
Deferred tax liabilities:
  Tax depreciation in excess of book.........       --       (135)         --
Valuation allowance..........................   (4,617)    (5,683)    (10,338)
                                               -------    -------    --------
  Net deferred tax assets....................  $    --    $    --    $     --
                                               =======    =======    ========

     The Company has provided a full valuation allowance for the deferred tax assets as the realization of these future benefits is not sufficiently assured as of the end of each related year. If the Company achieves profitability, the deferred tax assets will be available to offset future income tax liabilities and expense. Of the $10.3 million valuation allowances at December 31, 1998, $1.0 million relates to deductions for disqualifying dispositions and non qualified stock options which will be credited to paid in capital, if realized.

                                  ARQULE, INC.

     A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1998 follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------    -----    -------
Income tax benefit (expense) at statutory
  rate..........................................  $ 1,048    $(102)   $ 2,262
State tax benefit (expense), net................      180      (18)       399
Losses and credits without current tax
  benefit.......................................   (1,180)      --     (2,650)
Utilization of net operating loss
  carryforwards.................................       --      133         --
Other...........................................      (48)     (13)       (11)
                                                  -------    -----    -------
     Tax Provision..............................  $    --    $  --    $    --
                                                  =======    =====    =======

     The Company has available net operating loss carryforwards of approximately $17.3 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2009 to 2018. Federal and state tax credit carryforwards of approximately $2.3 million expire principally in 2009 to 2018. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

12.  COMMITMENTS

  Leases

     The Company leases facilities and equipment under noncancelable operating and capital leases. The future minimum lease commitments under these leases are as follows:

YEAR ENDING                                                OPERATING    CAPITAL
DECEMBER 31,                                                LEASES      LEASES
------------                                               ---------    -------
1999.....................................................   $  871      $  907
2000.....................................................      738         305
2001.....................................................      322           1
                                                            ------      ------
                                                                         1,213
Interest due on capital leases...........................                   81
                                                            ------      ------
Total minimum lease payments.............................   $1,931      $1,294
                                                            ======      ======

     The Company has a lease line agreement with a financial institution (the "Lessor") for $8,500 of which approximately $4,000 was available for future leases at December 31, 1998. The term for each lease under the agreement is forty-two months, commencing on the purchase date of the asset, and the lease bears interest at a rate determined by the Lessor at the transaction date.

     Rent expense under noncancelable operating leases was approximately $283, $582 and $1,105 for the years ended December 31, 1996, 1997, and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1 hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 27, 1999 (the "Proxy Statement").

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

     (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

     (C) EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1       Amended and Restated Certificate of Incorporation of the
           Company. Filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
 3.2       Amended and Restated By-laws of the Company. Filed as
           Exhibit 3.5 to the Company's Registration Statement on Form
           S-1 (File No. 333-11105) and incorporated herein by
           reference.
 4.1       Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.1*      Amended and Restated 1994 Equity Incentive Plan, as ended
           through April 8, 1998. Filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           amended June 30, 1998 (File No. 000-21429) and incorporated herein by reference.
10.2*      1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.3*      Amended and Restated 1996 Director Stock Option Plan. Filed
           as Exhibit 10.3 to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1997 filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.4       Form of Indemnification Agreement between the Company and
           its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
           Filed as Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5       Investors' Rights Agreement among the Company and certain
           stockholders of the Company dated November 2, 1995. Filed as
           Exhibit 10.5 to the Company's Registration Statement on Form
           S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.6       Lease Agreement dated September 29, 1993 between the Company and Beautyrest Property, Inc. and WRB, Inc. Filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.7       Lease Agreement, dated July 27, 1995, between the Company
           and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.8*      Employment Agreement effective as of January 2, 1996,
           between the Company and Eric B. Gordon. Filed as Exhibit
           10.8 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.9*      Employment Agreement effective as of July 9, 1996, between the Company and James R. Fitzgerald, Jr. Filed as Exhibit
           10.9 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.10*     Promissory Note dated November 2, 1995 between Dr. Joseph C.
           Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.11*     Pledge Agreement dated November 2, 1995 between Dr. Joseph
           C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.12*     Promissory Note and Pledge Agreement dated July 9, 1996
           between Eric B. Gordon and the Company. Filed as Exhibit
           10.12 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.13*     Promissory Note dated November 4, 1993 between Dr. Joseph C.
           Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.14+     Research, Development and License Agreement between the
           Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.15+     Research & Development and License Agreement between the
           Company and Abbott Laboratories dated June 15, 1995, as
           amended. Filed as Exhibit 10.15 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
10.16+     Research & Development Agreement between the Company and
           Amersham Pharmacia Biotech AB dated March 10, 1995, as
           amended. Filed as Exhibit 10.16 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
10.17+     Option Agreement between the Company and Amersham Pharmacia
           Biotech AB dated March 10, 1995, as amended. Filed as
           Exhibit 10.17 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.18*     Adoption Agreement for Fidelity Management and Research
           Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
10.19+     Research and License Agreement between the Company and Roche
           Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
10.20+     Array Delivery and Testing Agreement between the Company and
           Monsanto Company dated as of December 23, 1996. Filed as
           Exhibit 10.20 to the Company's Registration Statement on
           Form S-1 (File No. 333-22945) and incorporated herein by
           reference.
10.21+     Amendment No. 2 to Research & Development License Agreement
           between the Company and Abbott Laboratories dated as of
           December 24, 1996. Filed as Exhibit 10.21 to the Company's
           Registration Statement on Form S-1 (File No. 333-22945) and
           incorporated herein by reference.
10.22      Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
           10.22 to the Company's Registration Statement on Form S-1
           (File No. 333-22945) and incorporated herein by reference.
10.23+     Research and License Agreement between the Company and
           American Home Products Corporation acting through its
           Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
10.24      Common Stock Purchase Agreement between the Company and
           American Home Products Corporation Dated July 3, 1997. Filed
           as Exhibit 10.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
10.25+     Second Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated September 23, 1996. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
10.26+     Third Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.27*     First Allonge to Promissory Note between the Company and
           Eric B. Gordon dated July 16, 1997. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.
10.28      Intentionally omitted.
10.29+     Research and Development Agreement between the Company and
           Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997, filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.30+     Amendment No. 3 to Research & Development and License
           Agreement between the Company and Abbott Laboratories dated
           December 23, 1997. Filed as Exhibit 10.30 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997 filed with the Commission on March 17,
           1997 (File No. 000-21249) and incorporated herein by
           reference.
10.31+     Research Collaboration and License Agreement between the
           Company and Amersham Pharmacia Biotech AB dated August 13,
           1998. Filed as Exhibit 10.1 to the Company's Registration
           Statement on Form S-3 (File No. 333-62203) and incorporated herein by reference.
10.32+     Commercialization Agreement between the Company and Amersham
           Pharmacia Biotech AB dated August 13, 1998. Filed as Exhibit
           10.2 to the Company's Registration Statement on Form S-3
           (File No. 333-62203) and incorporated herein by reference.
10.33+     Amendment No. 1 to Research and License Agreement between
           the Company and Roche Bioscience, a division of Syntex,
           Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.34*     Resignation Agreement between Eric Gordon and the Company
           dated as of September 11, 1998. Filed as Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.35      Lease by and between MetroNorth Corporate Center LLC and the
           Company dated as of May 29, 1998. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.36+     Compound Supply and License Agreement between the Company
           and R.W. Johnson Pharmaceutical Research Institute, a
           division of Ortho-McNeil Pharmaceutical, Inc., dated as of
           December 15, 1998. Filed herewith.
11.1       Statement re computation of per share net income (loss).
           Filed herewith.
21.1       Subsidiaries of the Company. Filed herewith.
23.1       Consent of PricewaterhouseCoopers LLP. Filed herewith.
27.1       Financial Data Schedule. Filed herewith.
99.1       Important Factors Regarding Forward-Looking Statements.
           Filed herewith.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Medford, Commonwealth of Massachusetts, on March 29, 1999.

                                          ARQULE, INC.

                                          By: /s/    ERIC B. GORDON
                                            ------------------------------------
                                                       Eric B. Gordon
                                          President and Chief Executive Officer

SIGNATURE                                                          TITLE                       DATE
---------                                                          -----                       ----

/s/ ERIC B. GORDON                                   President, Chief Executive Officer   March 29, 1999
---------------------------------------------------  and Director (Principal Executive
Eric B. Gordon                                       Officer)

/s/ JAMES R. FITZGERALD, JR.                         Vice President, Chief Financial      March 29, 1999
---------------------------------------------------  Officer and Treasurer (Principal
James R. Fitzgerald, Jr.                             Financial Officer and Principal
                                                     Accounting Officer)

/s/ JOSEPH C. HOGAN, JR.                             Chairman of the Board, Senior Vice   March 29, 1999
---------------------------------------------------  President of Research and
Joseph C. Hogan, Jr.                                 Development, Chief Scientific
                                                     Officer and Director

/s/ ADRIAN DE JONGE                                  Director                             March 29, 1999
---------------------------------------------------
Adrian De Jonge

/s/ ALLAN R. FERGUSON                                Director                             March 29, 1999
---------------------------------------------------
Allan R. Ferguson

/s/ STEPHEN M. DOW                                   Director                             March 29, 1999
---------------------------------------------------
Stephen M. Dow

/s/ L. PATRICK GAGE                                  Director                             March 29, 1999
---------------------------------------------------
L. Patrick Gage

/s/ MICHAEL ROSENBLATT                               Director                             March 29, 1999
---------------------------------------------------
Michael Rosenblatt

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1       Amended and Restated Certificate of Incorporation of the
           Company. Filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
 3.2       Amended and Restated By-laws of the Company. Filed as
           Exhibit 3.5 to the Company's Registration Statement on Form
           S-1 (File No. 333-11105) and incorporated herein by
           reference.
 4.1       Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.1*      Amended and Restated 1994 Equity Incentive Plan, as amended through April 8, 1998. Filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for this quarter
           amended June 30, 1998 (File No. 000-21429) and incorporated herein by refernce.
10.2*      1996 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.3*      Amended and Restated 1996 Director Stock Option Plan. Filed
           as Exhibit 10.3 to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1997 filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.4       Form of Indemnification Agreement between the Company and
           its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
           Filed as Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5       Investors' Rights Agreement among the Company and certain
           stockholders of the Company dated November 2, 1995. Filed as
           Exhibit 10.5 to the Company's Registration Statement on Form
           S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.6       Lease Agreement dated September 29, 1993 between the Company and Beautyrest Property, Inc. and WRB, Inc. Filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.7       Lease Agreement, dated July 27, 1995, between the Company
           and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.8*      Employment Agreement effective as of January 2, 1996,
           between the Company and Eric B. Gordon. Filed as Exhibit
           10.8 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.9*      Employment Agreement effective as of July 9, 1996, between the Company and James R. Fitzgerald, Jr. Filed as Exhibit
           10.9 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.10*     Promissory Note dated November 2, 1995 between Dr. Joseph C.
           Hogan, Jr. and the Company. Filed as Exhibit 10.10 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.11*     Pledge Agreement dated November 2, 1995 between Dr. Joseph
           C. Hogan, Jr. and the Company. Filed as Exhibit 10.11 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
10.12*     Promissory Note and Pledge Agreement dated July 9, 1996
           between Eric B. Gordon and the Company. Filed as Exhibit
           10.12 to the Company's Registration Statement on Form S-1
           (File No. 333-11105) and incorporated herein by reference.
10.13*     Promissory Note dated November 4, 1993 between Dr. Joseph C.
           Hogan, Jr. and the Company. Filed as Exhibit 10.13 to the
           Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.14+     Research, Development and License Agreement between the
           Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.15+     Research & Development and License Agreement between the
           Company and Abbott Laboratories dated June 15, 1995, as
           amended. Filed as Exhibit 10.15 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
10.16+     Research & Development Agreement between the Company and
           Amersham Pharmacia Biotech AB dated March 10, 1995, as
           amended. Filed as Exhibit 10.16 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
10.17+     Option Agreement between the Company and Amersham Pharmacia
           Biotech AB dated March 10, 1995, as amended. Filed as
           Exhibit 10.17 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
10.18*     Adoption Agreement for Fidelity Management and Research
           Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
10.19+     Research and License Agreement between the Company and Roche
           Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
10.20+     Array Delivery and Testing Agreement between the Company and
           Monsanto Company dated as of December 23, 1996. Filed as
           Exhibit 10.20 to the Company's Registration Statement on
           Form S-1 (File No. 333-22945) and incorporated herein by
           reference.
10.21+     Amendment No. 2 to Research & Development License Agreement
           between the Company and Abbott Laboratories dated as of
           December 24, 1996. Filed as Exhibit 10.21 to the Company's
           Registration Statement on Form S-1 (File No. 333-22945) and
           incorporated herein by reference.
10.22      Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
           10.22 to the Company's Registration Statement on Form S-1
           (File No. 333-22945) and incorporated herein by reference.
10.23+     Research and License Agreement between the Company and
           American Home Products Corporation acting through its
           Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
10.24      Common Stock Purchase Agreement between the Company and
           American Home Products Corporation Dated July 3, 1997. Filed
           as Exhibit 10.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
10.25+     Second Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated September 23, 1996. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
10.26+     Third Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.
10.27*     First Allonge to Promissory Note between the Company and
           Eric B. Gordon dated July 16, 1997. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.
10.28      Intentionally omitted.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.29+     Research and Development Agreement between the Company and
           Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997, filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.30+     Amendment No. 3 to Research & Development and License
           Agreement between the Company and Abbott Laboratories dated
           December 23, 1997. Filed as Exhibit 10.30 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997 filed with the Commission on March 17,
           1998 (File No. 000-21249) and incorporated herein by
           reference.
10.31+     Research Collaboration and License Agreement between the
           Company and Amersham Pharmacia Biotech AB dated August 13,
           1998. Filed as Exhibit 10.1 to the Company's Registration
           Statement on Form S-3 (File No. 333-62203) and incorporated herein by reference.
10.32+     Commercialization Agreement between the Company and Amersham
           Pharmacia Biotech AB dated August 13, 1998. Filed as Exhibit
           10.2 to the Company's Registration Statement on Form S-3
           (File No. 333-62203) and incorporated herein by reference.
10.33+     Amendment No. 1 to Research and License Agreement between
           the Company and Roche Bioscience, a division of Syntex,
           Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.34*     Resignation Agreement between Eric Gordon and the Company
           dated as of September 11, 1998. Filed as Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.35      Lease by and between MetroNorth Corporate Center LLC and the
           Company dated as of May 29, 1998. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
10.36+     Compound Supply and License Agreement between the Company
           and R.W. Johnson Pharmaceutical Research Institute, a
           division of Ortho-McNeil Pharmaceutical, Inc., dated as of
           December 15, 1998. Filed herewith.
11.1       Statement re computation of per share net income (loss).
           Filed herewith.
21.1       Subsidiaries of the Company. Filed herewith.
23.1       Consent of PricewaterhouseCoopers LLP. Filed herewith.
27.1       Financial Data Schedule. Filed herewith.
99.1       Important Factors Regarding Forward-Looking Statements.
           Filed herewith.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.