Form 10-Q
period 1999-03-31
ARQULE INC
filed 1999-05-11
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1999        Commission File No. 000-21429


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

YES________X___________                     NO_____________________

Number of shares outstanding of the registrant's Common Stock as of May 3, 1999:

Common Stock, par value $.01                12,519,596  shares outstanding

                                  ARQULE, INC.

                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                   Page
Item 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                March 31, 1999 and December 31, 1998 ...........................    2

         Consolidated Statement of Operations (Unaudited)
                Three months ended March 31, 1999 and 1998......................    3

         Consolidated Statement of Cash Flows (Unaudited)
                Three months ended March 31, 1999 and 1998......................    4

         Notes to Unaudited Consolidated Financial Statements...................    5

         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................    7


PART II - OTHER INFORMATION.....................................................   12

Item 2 - Use of Proceeds........................................................   12

Signatures      ................................................................   13

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,          DECEMBER 31,
                                                                 1999                 1998
                                                                 ----                 ----
                                                              (UNAUDITED)
ASSETS
Current Assets:
       Cash and cash equivalents                               $  3,317             $  5,780
       Marketable securities                                     30,124               28,090
       Accounts receivable                                          836                3,028
       Accounts receivable related party                          1,800                2,680
       Inventory                                                    513                  526
       Prepaid expenses and other current assets                    697                  869
       Notes receivable from related parties                         18                   30
                                                               --------             --------
             Total current assets                                37,305               41,003

       Property and equipment, net                               19,536               17,821
       Other assets                                               1,656                1,656
                                                               --------             --------
                                                               $ 58,497             $ 60,480
                                                               ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of capital lease obligations            $    789             $    907
       Accounts payable and accrued expenses                      4,425                2,094
       Deferred revenue                                           1,479                1,656
       Deferred revenue related party                               324                  800
                                                               --------             --------
            Total current liabilities                             7,017                5,457
                                                               --------             --------

Capital lease obligations                                           168                  306
                                                               --------             --------

Deferred revenue                                                    450                  450
                                                               --------             --------

Shareholders' Equity:

       Commonstock, $0.01 par value; 30,000,000
         shares authorized; 12,519,596 and
         12,171,335 shares issued and outstanding
         at March 31, 1999 and December 31,
         1998, respectively                                         125                  122
       Additional paid-in capital                                72,010               71,432
       Accumulated deficit                                      (21,071)             (17,105)
                                                               --------             --------
                                                                 51,064               54,449
Deferred compensation                                              (202)                (182)
                                                               --------             --------
       Total stockholders' equity                                50,862               54,267
                                                               --------             --------
                                                               $ 58,497             $ 60,480
                                                               ========             ========

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              1999                 1998
                                                              ----                 ----
Revenue:
    Compound development revenue                            $  1,804             $  2,928
    Compound development revenue - related party               2,208                2,758
                                                            --------             --------
         Total revenue                                         4,012                5,686
                                                            --------             --------

Costs and expenses:
    Cost of revenue                                            1,652                1,690
    Cost of revenue - related party                            2,022                1,593
    Research and development                                   3,347                1,689
    Marketing, general and administrative                      1,243                1,290
                                                            --------             --------
         Total costs and expenses                              8,264                6,262
                                                            --------             --------
         Loss from operations                                 (4,252)                (576)

Interest income                                                  424                  702
Interest expense                                                (138)                 (55)
                                                            --------             --------
         Net income (loss)                                  $ (3,966)            $     71
                                                            ========             ========

Basic net income (loss) per share                           $  (0.32)            $   0.01
                                                            ========             ========
Weighted average common shares outstanding                    12,317               11,884
                                                            ========             ========
Diluted net income (loss) per share                         $  (0.32)            $   0.01
                                                            ========             ========
Weighted average common shares and equivalents
outstanding                                                   12,317               13,091
                                                            ========             ========

                                  ARQULE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                1999                 1998
                                                                                ----                 ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
    Net income (loss)                                                         $ (3,966)            $     71
Adjustment to reconcile net income (loss) to net cash
  used in operating activities:
      Depreciation and amortization                                              1,395                  889
      Amortization of deferred compensation                                         78                  192
      Decrease in accounts receivable                                            3,072                1,685
      Decrease in inventory                                                         13                  111
      Decrease (increase) in prepaid expenses and other current
        assets                                                                     172                 (162)
      Decrease in notes receivable from related party                               12                    8
      Increase (decrease) in accounts payable and accrued expenses               2,331               (1,991)
      Decrease in deferred revenue                                                (653)                (922)
                                                                              --------             --------
         Net cash provided by (used in) operating activities                     2,454                 (119)
                                                                              --------             --------

Cash flows from investing activities:
      Purchases of available-for-sale securities                               (13,942)             (13,128)
      Proceeds from sale or maturity of marketable securities                   11,908               13,900
      Additions to property and equipment                                       (3,110)              (2,904)
                                                                              --------             --------
         Net cash used in investing activities                                  (5,144)              (2,132)
                                                                              --------             --------
Cash flows from financing activities:
      Principal payments of capital lease obligation                              (256)                (319)
      Proceeds from issuance of common stock                                       483                  695
                                                                              --------             --------
         Net cash provided by financing activities                                 227                  376
                                                                              --------             --------
      Net decrease in cash and cash equivalents                                 (2,463)              (1,875)
      Cash and cash equivalents, beginning of period                             5,780               15,137
                                                                              --------             --------
      Cash and cash equivalents, end of period                                $  3,317             $ 13,262
                                                                              ========             ========

                                  ARQULE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1998 thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 1999. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three month periods ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.     CASH EQUIVALENTS AND MARKETABLE SECURITIES

       The following is a summary of cash equivalents held by the Company at March 31, 1999 and December 31, 1998 which are carried at amortized cost approximating fair market value: (In thousands)

                                                         MARCH 31,         DECEMBER 31,
                                                           1999                1998
                                                        (UNAUDITED)
                                                        -----------        ------------
       U.S. Government Obligations                        $ 1,953            $ 2,022
       Corporate Notes                                     28,171             26,088
                                                          -------            -------
                                                          $30,124            $28,090
                                                          =======            =======

       All of the Company's marketable securities are classified as current at March 31, 1999 and December 31, 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

3.     RELATED PARTIES

       In January 1998, the Company elected an individual to its Board of Directors who is also an employee of Wyeth-Ayerst (a subsidiary of American Home Products). Solvay Duphar BV remains a related party.

4.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). To date, the Company has not held derivative instruments and does not anticipate the adoption of SFAS No. 133 will have any effect on the Company's results of operations or its financial position.

5.     FLEET TERM LOAN

       In March 1999, the Company executed a term loan agreement (the "Agreement") with Fleet National Bank. Under the Agreement, the Company may borrow up to $15.0 million to support capital expenditures.

                                  ARQULE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW

       ArQule, Inc. is engaged in the discovery and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology, bioseparations and agrochemical industries. ArQule manufactures and delivers two types of arrays of synthesized compounds to its pharmaceutical, biotechnology and agrochemical partners: (i) Mapping Array(TM) compound sets, which are arrays of novel, diverse small molecule compounds used for generating leads and (ii) Directed Array(TM) compound sets, which are arrays of analogs of a particular lead compound (identified from a Mapping Array set or otherwise), synthesized for the purpose of optimizing such lead compounds.

       The Company currently generates revenue primarily through compound development from collaborative agreements, which provide for the development and delivery of Mapping Array(TM) and Directed Array(TM) sets. The Company's revenues to date are primarily attributable to eight major corporate collaborations. The Company recognizes revenue under its corporate collaborations as related work is performed or as arrays are delivered. Payments received from corporate partners prior to the completion of the related work or before array delivery are recorded as deferred revenue. Technology access fees are recognized over the length of the research and development agreements. The Company is also entitled to receive milestone and royalty payments if products generated under the collaborations are developed. To date, the Company has received one milestone payment and no royalty payments. The Company has additionally entered into joint discovery agreements with a number of biotechnology companies to which it has provided Mapping Array(TM) and Directed Array(TM) sets in exchange for joint ownership interests in any resulting drug candidates. These arrangements have not yet yielded any significant revenue for the Company.

       Quarterly variations in financial performance may be expected as levels of revenue are dependent on expanding or continuing existing collaborations, additional corporate collaborations, and future milestone payments, which are inconsistent and difficult to anticipate. In addition, the Company will continue to aggressively invest in new technologies to expand its drug discovery capabilities. The Company also expects that strategic opportunities will arise to broaden the Company's participation in drug discovery and to extend the Company's proprietary technology platform to industry segments beyond pharmaceutical and agrochemical product discovery. Strategic investments of this nature have the potential for enhancing longer term equity value but may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

       The Company has incurred a cumulative net loss of $21.1 million through March 31, 1999. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on its ability to market increasing levels of functionality of its chemistry service; specifically its Mapping Array(TM) and Directed Array(TM) programs to pharmaceutical, biotechnology, bioseparations and agrochemical companies and the joint development and commercialization of products in which it has an economic interest.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding the Company's future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to the Company's growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit
       99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

       REVENUE. The Company's revenue for the three months ended March 31, 1999 decreased $1.7 million to $4.0 million from $5.7 million for the same period in 1998. This decrease is primarily due to completion of certain programs and reduced compound development revenue from work performed on and the delivery of Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements.

       COST OF REVENUE. The Company's cost of revenue for the three months ended March 31, 1999 increased $0.4 million to $3.7 million from $3.3 million for the same period in 1998. This increase is primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets and other services provided pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

       RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended March 31, 1999 increased $1.6 million to $3.3 million from $1.7 million for the same period in 1998. This increase is the result of the Company's expansion of its chemistry capabilities and continuing development of related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its chemistries, drug discovery and other developmental technology programs.

       MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended March 31, 1999 decreased slightly to $1.2 million from $1.3 million for the same period in 1998. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

       NET INTEREST INCOME. The Company's net interest income for the three months ended March 31, 1999 was $0.3 million, compared to $0.6 million for the same period in 1998. Reduced interest income in 1999 resulted primarily from the Company utilizing its cash and marketable securities to finance its chemistries, drug discovery and technology expansion.

       NET INCOME (LOSS). The Company's net loss for the three months ended March 31, 1999 was $4.0 million as compared to net income of $0.1 million for the same period in 1998. The first quarter net loss for 1999 is primarily attributable to a decrease in revenues and increased research and development expenditures incurred in 1999 as the Company continues to aggressively invest in new technologies to expand its drug discovery capabilities.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1999, the Company held cash and cash equivalents and marketable securities with a value of $33.4 million. The Company's working capital at March 31, 1999 was $30.3 million. The Company has funded operations through March 31, 1998 with sales of common stock, payments from corporate collaborators, and the utilization of capital equipment lease financing. The Company has maintained a master lease agreement since February 1994. Under the terms of this agreement, the Company has funded certain capital expenditures through leases with terms of 42 months in duration. As of March 31, 1999, the Company had utilized $4.5 million of the available $8.5 million financing facility. In March 1999, the Company consummated a term loan facility with Fleet National Bank under which up to $15.0 million will be available to support capital expenditures.

       The Company expects that its available cash and marketable securities, together with operating revenues, investment income, lease and term loan financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. The Company may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

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

    The Company has established a project team to address Year 2000 risks. The

    Company has also initiated various Information Technology enhancement projects intended to improve the access and dissemination of scientific and business information throughout the enterprise to enhance development and operational efficiencies. As part of this initiative the Company acquired an Enterprise Resource Financial System in late 1997 and has implemented the major relevant components of that system. The Company's internal financial system is currently Y2K compliant. As the costs associated with these initiatives are part of the Company's continuing improvement process, they were recognized as incurred.

    The Company completed its data-gathering phase with regard to non-financial software, imbedded chip technology, and its non-financial systems such as automated production equipment, security equipment, etc. In addition to data gathered to date by the project team, the Company has acquired compliance certificates and commitments from IT vendors that Y2K upgrades will be available with Year 2000 compliance scheduled for the Spring 1999. The Company does not, at this time, have any indications that substantial Y2K compliance with respect to these systems will not be achieved or that the remaining costs of achieving Year 2000 compliance for its non-financial systems will be material.

    The Company is continuing the process of contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on being Year 2000 compliant. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

                                  ARQULE, INC.

PART II - OTHER INFORMATION

Item 1 - None

Item 2 - Use of Proceeds from Registered Securities

         A Registration Statement on Form S-1 (File No. 333-11105) registering 2,875,000 shares of the Company"s Common Stock, filed in connection with the Company's Initial Public Offering (the "IPO") was declared effective by the Securities and Exchange Commission on October 16, 1996. Exercise of the over-allotment option was initiated on November 13, 1996 and was closed on November 18, 1996.

         The Company and its selling shareholders sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate offering price to the public of $34.5 million. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

         In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of March 31, 1999 was as follows: approximately $22.5 million for the fixed asset additions and approximately $2.9 million for capital lease obligations.

Items 3-5 - None

Item 6(a) - Exhibits:

         EXHIBITS                            DESCRIPTION

           10.1 Employment agreement between Dr. Stephen A. Hill and the Company dated as of December 8, 1998, as amended. Filed herewith.

           10.2 Term loan agreement between Fleet National Bank and the Company dated as of March 18, 1999. Filed herewith.

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

                                       ArQule, Inc.

Date:  May 11, 1999                    /s/ James R. Fitzgerald, Jr.
                                       ----------------------------------------
                                       James R. Fitzgerald, Jr.
                                       (Vice President, Chief Financial Officer
                                       and Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
           10.1              Employment agreement between Dr. Stephen A. Hill
                             and the Company dated as of December 8, 1998, as
                             amended. Filed herewith.

           10.2 Term loan agreement between Fleet National Bank and the Company dated as of March 18, 1999. Filed herewith.

           11.1              Statement Re Computation of Unaudited Net Income
                             (Loss) Per Share

           27                Financial Data Schedule