Form 10-Q
period 1999-06-30
ARQULE INC
filed 1999-08-12
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1999                Commission File No. 000-21429
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

YES [ X ]                              NO [   ]

Number of shares outstanding of the registrant's Common Stock as of August 2, 1999:

Common Stock, par value $.01               12,717,010 shares outstanding

                                  ARQULE, INC.

                           QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1 - Unaudited Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
             June 30, 1999 and December 31, 1998 ............................  2

      Consolidated Statement of Operations (Unaudited)
             Three months ended June 30, 1999 and 1998
             and six months ended June 30, 1999 and 1998.....................  3

      Consolidated Statement of Cash Flows (Unaudited)
             Six months ended June 30, 1999 and 1998.........................  4

      Notes to Unaudited Consolidated Financial Statements...................  5

      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................  7


PART II - OTHER INFORMATION.................................................. 11

Item 2 - Use of Proceeds from Registered Securities.......................... 11

Item 4 - Submission of Meeting to a Vote of Security Holders................. 11

Item 5 - Other Information................................................... 12

Signatures      ............................................................. 13

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    JUNE 30, 1999   DECEMBER 31,
                                                     (UNAUDITED)       1998
                                                     -----------     --------

ASSETS
Current Assets:
   Cash and cash equivalents                           $  3,716      $  5,780
   Marketable securities                                 26,821        28,090
   Accounts receivable                                      688         3,028
   Accounts receivable related party                      1,872         2,680
   Inventory                                                556           526
   Prepaid expenses and other current assets                528           869
   Notes receivable from related parties                     10            30
                                                       --------      --------

         Total current assets                            34,191        41,003

   Property and equipment, net                           12,902        14,696
   Construction-in-progress                               9,854         3,125
   Other assets                                           1,656         1,656
                                                       --------      --------

                                                       $ 58,603      $ 60,480
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations        $    562      $    907
   Accounts payable and accrued expenses                  2,926         2,094
   Current portion of long-term debt                      1,550            --
   Deferred revenue                                         404         1,656
   Deferred revenue related party                           309           800
                                                       --------      --------

        Total current liabilities                         5,751         5,457
                                                       --------      --------

Capital lease obligations                                    70           306
Long-term debt                                            4,650            --
Deferred revenue                                            450           450

Shareholders' Equity:
   Common stock, $0.01 par value; 30,000,000
         shares authorized; 12,701,307 and
         12,171,335 shares issued and outstanding at
         June 30, 1999 and December 31,
         1998, respectively
                                                            128           122
   Additional paid-in capital                            72,348        71,432
   Accumulated deficit                                  (24,665)      (17,105)
                                                       --------      --------

                                                         47,811        54,449
Deferred compensation                                      (129)         (182)
                                                       --------      --------
   Total stockholders' equity                            47,682        54,267
                                                       --------      --------
                                                       $ 58,603      $ 60,480
                                                       ========      ========

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                        JUNE 30,
                                                                                  (UNAUDITED)                     (UNAUDITED)
                                                                             1999            1998            1999            1998
                                                                           --------        --------        --------        --------
Revenue:
                Compound development revenue                               $  2,369        $  3,221        $  4,173        $  6,149
                Compound development revenue - related parties                2,222           2,784           4,430           5,542
                                                                           --------        --------        --------        --------
                     Total revenue                                            4,591           6,005           8,603          11,691
                                                                           --------        --------        --------        --------

         Costs and expenses:
                Cost of revenue                                               2,031           1,920           3,683           3,522
                Cost of revenue - related parties                             1,888           1,660           3,910           3,175
                Research and Development                                      3,156           2,159           6,503           4,014
                Marketing, general and administrative                         1,494           1,469           2,737           2,759
                                                                           --------        --------        --------        --------
                     Total costs and expenses                                 8,569           7,208          16,833          13,470
                                                                           --------        --------        --------        --------

                     Loss from operations                                    (3,978)         (1,203)         (8,230)         (1,779)

         Interest income                                                        404             610             828           1,312
         Interest expense                                                       (20)            (45)           (158)           (100)
                                                                           --------        --------        --------        --------
                Net loss                                                   $ (3,594)       $   (638)       $ (7,560)       $   (567)
                                                                           ========        ========        ========        ========

         Basic and diluted net loss per share                              $  (0.29)       $  (0.05)       $  (0.61)       $  (0.05)
                                                                           ========        ========        ========        ========

         Weighted average common shares outstanding                          12,560          12,000          12,438          11,938
                                                                           ========        ========        ========        ========

                                  ARQULE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         1999             1998
                                                                       --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
    Net loss                                                           $ (7,560)        $   (567)
Adjustment to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                       2,801            1,863
      Amortization of deferred compensation                                 192              155
      Decrease (increase) in accounts receivable                          3,148             (742)
      Increase in inventory                                                 (30)             (66)
      Decrease (increase) in prepaid expenses and other                     341             (110)
         current assets
      Increase in other assets                                               --             (750)
      Decrease in notes receivable from related party                        20               15
      Increase (decrease) in accounts payable and accrued                   832           (1,791)
         expenses
      Decrease in deferred revenue                                       (1,743)          (2,648)
                                                                       --------         ---------

         Net cash used in operating activities                           (1,999)           (4,641)
                                                                       --------         ---------

Cash flows from investing activities:
      Purchases of available-for-sale securities                        (30,957)          (28,037)
      Proceeds from sale or maturity of marketable securities            32,226            29,430
      Additions to property and equipment, including
         construction in progess                                         (7,736)           (5,623)
                                                                       --------         ---------

         Net cash used in investing activities
                                                                         (6,467)           (4,230)
                                                                       --------         ---------

Cash flows from financing activities:
      Principal payments of capital lease obligation                       (581)             (627)
      Proceeds from issuance of common stock                                783             2,937
      Borrowings of long-term debt                                        6,200                --
                                                                       --------         ---------

         Net cash provided by financing activities                        6,402             2,310
                                                                       --------         ---------

      Net decrease in cash and cash equivalents                          (2,064)           (6,561)
      Cash and cash equivalents, beginning of period                      5,780            15,137
                                                                       --------         ---------

      Cash and cash equivalents, end of period                         $  3,716         $   8,576
                                                                       ========         =========

                                  ARQULE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1998 thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.


2.     CASH EQUIVALENTS AND MARKETABLE SECURITIES

       The following is a summary of cash equivalents held by the Company at June 30, 1999 and December 31, 1998 which are carried at amortized cost approximating fair market value: (In thousands)

                                             JUNE 30,
                                               1999               DECEMBER 31,
                                            (UNAUDITED)              1998
--------------------------------------------------------------------------------

       U.S. Government Obligations           $  2,952              $  2,002
       Corporate Notes                         23,869                26,088
                                             --------              --------
                                             $ 26,821              $ 28,090
                                             ========              ========


       All of the Company's marketable securities are classified as current at June 30, 1999 and December 31, 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

3.     RELATED PARTIES

       In January 1998, the Company elected an individual to its Board of Directors who is also an employee of Wyeth-Ayerst (a subsidiary of American Home Products). In July 1999, the Company elected an individual to its Board of Directors who is also an employee of Solvay Duphar BV.


4.     FLEET TERM LOAN

       In March 1999, the Company executed a term loan agreement (the "Agreement") with Fleet National Bank. Under the Agreement, the Company may borrow up to $15.0 million to support capital expenditures. As of June 30, 1999, the Company has borrowed $6.2 million pursuant to the Agreement.

5.     SUBSEQUENT EVENT

       In July 1999, the Company entered into a Technology Acquisition Agreement with Pfizer, Inc. In connection with this collaboration, the Company will devote designated technologies, scientists, and its AMAP(TM) Chemistry Operating System at its Medford, Massachusetts facility to generate compound libraries for Pfizer. ArQule may receive up to $117 million in total payments during the full 4.5 year term of the collaboration.

                 ARQULE, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION

OVERVIEW

       ArQule, Inc. (the "Company") is engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology, bioseparations and agrochemical industries. The Company primarily manufactures arrays of synthesized compounds for delivery to its customers for use in lead compound generation and lead compound optimization activities. The Company also offers other research and development services to meet the needs of its customers. In addition, the Company has established a number of joint drug discovery programs with biotechnology companies and academic institutions, and pursues a limited number of its own internal drug discovery programs.

       The Company primarily generates revenue through its collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, the Company is also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, the Company has received two milestone payments and no royalty payments. In addition, the Company has not yet realized any significant revenue from its joint drug discovery programs with biotechnology companies and academic institutions, nor from its internal drug discovery programs. Quarterly variations in financial performance may be expected because levels of revenue are dependent on expanding or continuing existing collaborations, obtaining additional corporate collaborations, receiving future milestone and royalty payments, and realizing value from ongoing drug discovery programs, all of which are inconsistent and difficult to anticipate.

       The Company will continue to invest in technologies that enhance and expand its capabilities in drug discovery and other areas in the life sciences. These continued investments in technology are intended to advance the two primary objectives of the future business strategy of the Company. First, the Company intends to enhance the novelty, diversity, and medicinal relevance of its compound arrays for lead generation. Second, the Company intends to invest in additional technologies such as informatics, pharmacology, and biology to augment the power and scope of its chemistry capabilities for the purposes of lead optimization. As the Company meets these two primary objectives, the Company believes that it can contribute to the acceleration of the drug discovery process. In addition to investments in technology, the Company will continue to invest in its drug discovery programs with the goal of delivering clinical candidates. Investments of this nature have the potential to enhance longer-term equity value, but may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

       The Company has incurred a cumulative net loss of $24.7 million through June 30, 1999. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support those efforts. The Company's ability to achieve profitability is dependent on a number of factors, including its ability to perform under its collaborations at the expected cost, expand or continue existing collaborations, obtain additional corporate collaborations, and realize value from the development and commercialization of products in which it has an economic interest, all of which are difficult to anticipate.

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


RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       REVENUE. The Company's revenue for the three months ended June 30, 1999 decreased $1.4 million to $4.6 million from $6.0 million for the same period in 1998. Revenue was $8.6 million and $11.7 million for the six months ended June 30, 1999 and 1998, respectively. This decrease is primarily due to completion of certain programs and reduced compound development revenue from work performed on, and the delivery of, Mapping Array(TM) and Directed Array(TM) sets under the Company's collaborative agreements.

       COST OF REVENUE. The Company's cost of revenue for the three months ended June 30, 1999 increased $0.3 million to $3.9 million from $3.6 million for the same period in 1998. Cost of revenue was $7.6 million and 6.7 million for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily attributable to the costs of additional scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array and Directed Array sets and other services provided pursuant to the Company's collaborative agreements. The Company anticipates that the aggregate cost of revenue will increase over the next several years as its business expands.

       RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended June 30, 1999 increased $1.0 million to $3.2 million from $2.2 million for the same period in 1998. Research and development expenses were $6.5 million and $4.0 million for the six months ended June 30, 1999 and 1998, respectively. This increase is the result of the Company's expansion of its chemistry capabilities and related proprietary technologies. The Company expects research and development spending to increase over the next several years as the Company further expands its drug discovery and development programs.

       MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's marketing, general and administrative expenses for the three months ended June 30, 1999 and 1998 was $1.5 million.

       Marketing, general and administrative expenses were $2.7 million and $2.8 million for the six months ended June 30, 1999 and 1998, respectively. These expenses will likely increase in the aggregate in future periods to support the projected growth of the Company.

       NET INTEREST INCOME. The Company's net interest income for the three months ended June 30, 1999 decreased $0.2 million to $0.4 million from $0.6 million in 1998. Net interest income was $0.7 million and $1.2 million for the six months ended June 30, 1999 and 1998, respectively. Higher interest income in 1998 resulted primarily from the Company holding higher cash and marketable securities balances.

       NET LOSS. The Company's net loss for the three months ended June 30, 1999 was $(3.6) million as compared to net loss of $(0.6) million for the same period in 1998. Net loss was $(7.6) and $(0.6) for the six months ended June 30, 1999 and 1998, respectively. The net loss for 1999 is primarily attributable to decreased revenue and aggressive investments in new technologies in order to expand its drug discovery capabilities.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30,1999, the Company held cash and cash equivalents and marketable securities with a value of $30.5 million. The Company's working capital at June 30, 1999 was $28.4 million. The Company has funded operations and capital expenditures through June 30, 1999 with sales of common stock, payments from corporate collaborators, and a term loan agreement with a bank.

       The Company expects that its available cash and marketable securities, together with operating revenues, investment income, and debt financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's cash requirements may vary materially from those now planned depending upon the results of its drug discovery and development strategies, the ability of the Company to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that the Company will be able to obtain additional customers for the Company's products and services, or that such products and services will produce revenues adequate to fund the Company's operating expenses. The Company may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

YEAR 2000 COMPLIANCE

       Many currently installed systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than six months, computer systems and/or software used by many companies in a very wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

       The Company has established a project team to address Year 2000 risks. The Company has also initiated various Information Technology enhancement projects intended to improve the access and dissemination of scientific and business information throughout the enterprise to enhance development and operational efficiencies. As part of this initiative, the Company acquired an Enterprise Resource Financial System in late 1997 and has implemented the major relevant components of that system. The Company's internal financial system is currently Y2K compliant. As the costs associated with these initiatives are part of the Company's continuing improvement process, they were recognized as incurred.

       The Company has completed its assessment phase of the data gathered in the data-gathering phase with respect to automated production equipment, and has concluded that there are no Year 2000 issues that can not be remedied by operating system upgrade, hardware upgrade and/or software upgrade or patch. These upgrades and patches are in the process of being attained from vendors. The process of upgrading the automated production equipment has already begun and is expected to be completed by the end of the third quarter of 1999. There are internally developed software packages that have been written to control instruments or acquire data from automation production equipment. These software programs have been assessed and it has been concluded that they are Year 2000 compliant or can be brought to compliance by recompiling the source code in newer versions of the development software. The process of recompiling the code has already begun and is expected to be completed by the end of third quarter 1999.


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

       In connection with the IPO, the Company incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, the Company's net proceeds from the IPO were $31.5 million. The amount of net offering proceeds used by the Company as of June 30, 1999 was as follows: approximately $27.1 million for the fixed asset additions and approximately $2.9 million for capital lease obligations.

Item 3 - None

Item 4 - Submission of Meeting to a Vote of Security Holders

       At the annual meeting of stockholders held on May 27, 1999, the Company's stockholders voted to re-elect Drs. L. Patrick Gage and Michael Rosenblatt to the Board of Directors, each for a three-year term.

       Nominees                   Total Vote "For"          Total Vote "Against"
       -------------------------------------------------------------------------
       L. Patrick Gage            10,854,095                            48,900
       Michael Rosenblatt         10,854,095                            48,900

       The terms in office of Stephen M. Dow, Stephen A. Hill, Allan R. Ferguson and Joseph C. Hogan, Jr., Ph.D. continued after the meeting.

       On July 15, 1999, the Board of Directors elected Dr. Werner Cautreels to fill the vacancy on the Board of Directors resulting from Dr. Adrian de Jonge's decision not to seek re-election. Dr. Cautreels' term in office expires at the 2001 annual meeting of stockholders.

Item 5 - Other Information

       Pursuant to the Company's Amended and Restated By-laws and assuming that the 2000 annual meeting of stockholders (the "Meeting") is no more than 30 days before or after May 27, 2000, a shareholder proposal for the Meeting will be untimely if received by the Company at its principal executive offices after the close of business on March 13, 2000. Untimely stockholder proposals will not be included on the agenda for the Meeting.

Item 6(a) - Exhibits:

     EXHIBITS                       DESCRIPTION
     --------                       -----------

        3.1    Amended and Restated By-laws

       10.1    Amended and Restated 1996 Employee Stock Purchase Plan

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


                         ArQule, Inc.





Date: August 11, 1999    /s/ James R. Fitzgerald, Jr.
                         -------------------------------------------------------
                         James R. Fitzgerald, Jr.
                         (Vice President, Chief Financial Officer and Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

        3.1    Amended and Restated By-laws *

       10.1    Amended and Restated 1996 Employee Stock Purchase Plan *

       11.1    Statement Re Computation of Unaudited Net Income (Loss) Per
               Share *

       27      Financial Data Schedule *


* Filed herewith.