Form 10-Q
period 1999-09-30
ARQULE INC
filed 1999-11-15
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999           Commission File No. 000-21429
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

YES________X___________                              NO_____________________

Number of shares outstanding of the registrant's Common Stock as of November 5, 1999:

Common Stock, par value $.01               12,838,465  shares outstanding

                                  ARQULE, INC.

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 ----

Item 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                September 30, 1999 and December 31, 1998 .......................................................    2

         Consolidated Statement of Operations (Unaudited)
                Three months ended September 30, 1999 and 1998
                and nine months ended September 30, 1999 and 1998...............................................    3

         Consolidated Statement of Cash Flows (Unaudited)
                Nine months ended September 30, 1999 and 1998...................................................    4

         Notes to Unaudited Consolidated Financial Statements...................................................    5

         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................................................    7


PART II - OTHER INFORMATION.....................................................................................   11

Signatures......................................................................................................   13

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                               (UNAUDITED)
                                                              -------------    ------------
ASSETS
Current Assets:
       Cash and cash equivalents                                $  7,033         $  5,780
       Marketable securities                                      33,973           28,090
       Accounts receivable                                         1,272            3,028
       Accounts receivable related party                           1,729            2,680
       Inventory                                                     562              526
       Prepaid expenses and other current assets                     433              869
       Notes receivable from related parties                          --               30
                                                                --------         --------

             Total current assets                                 45,002           41,003

Property and equipment, net                                       13,634           14,696
Construction-in-progress                                          16,816            3,125
Other assets                                                       1,764            1,656
                                                                --------         --------
                                                                $ 77,216         $ 60,480
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Current portion of capital lease obligations             $    470         $    907
       Accounts payable and accrued expenses                       4,387            2,094
       Current portion of long-term debt                           1,900               --
       Deferred revenue                                            4,578            1,656
       Deferred revenue related party                                412              800
                                                                --------         --------

            Total current liabilities                             11,747            5,457
                                                                --------         --------

Capital lease obligations                                             20              306
Long-term debt                                                     9,513               --
Deferred revenue                                                  11,700              450

Shareholders' Equity:
       Common stock, $0.01 par value; 30,000,000
             shares authorized; 12,726,845 and
             12,171,335 shares issued and outstanding at
             September 30, 1999 and December 31,
             1998, respectively                                      127              122
       Additional paid-in capital                                 72,502           71,432
       Accumulated deficit                                       (28,322)         (17,105)
                                                                --------         --------
                                                                  44,307           54,449
Deferred compensation                                                (71)            (182)
                                                                --------         --------
       Total stockholders' equity                                 44,236           54,267
                                                                --------         --------
                                                                $ 77,216         $ 60,480
                                                                ========         ========

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    (UNAUDITED)                       (UNAUDITED)
                                                               1999             1998             1999             1998
                                                             -----------------------------------------------------------
Revenue:
       Compound development revenue                          $  2,457         $  2,431         $  6,630         $  8,580
       Compound development revenue - related parties           2,403            2,161            6,833            7,703
                                                             --------         --------         --------         --------
            Total revenue                                       4,860            4,592           13,463           16,283
                                                             --------         --------         --------         --------

Costs and expenses:
       Cost of revenue                                          2,071            1,691            5,754            5,213
       Cost of revenue - related parties                        2,021            1,505            5,931            4,680
       Research and Development                                 3,248            3,409            9,751            7,423
       Marketing, general and administrative                    1,643            1,802            4,380            4,561
                                                             --------         --------         --------         --------
            Total costs and expenses                            8,983            8,407           25,816           21,877
                                                             --------         --------         --------         --------

            Loss from operations
                                                               (4,123)          (3,815)         (12,353)          (5,594)

Interest income                                                   482              570            1,310            1,882
Interest expense                                                  (16)             (38)            (174)            (138)
                                                             --------         --------         --------         --------

       Net loss                                              $ (3,657)        $ (3,283)        $(11,217)        $ (3,850)
                                                             ========         ========         ========         ========

Basic and diluted net loss per share                         $  (0.29)        $  (0.27)        $  (0.90)        $  (0.32)

Weighted average common shares outstanding                     12,715           12,112           12,522           11,999
                                                             ========         ========         ========         ========

                                  ARQULE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1999             1998
                                                                                    ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
    Net loss                                                                      $(11,217)        $ (3,850)
Adjustment to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                  4,209            3,291
      Amortization of deferred compensation                                            275              148
      Decrease (increase) in accounts receivable                                     2,707           (1,685)
      Increase in inventory                                                            (36)             (75)
      Decrease (increase) in prepaid expenses and other current                        436             (288)
         assets
      Increase in other assets                                                        (108)          (1,500)
      Decrease in notes receivable from related party                                   30               23
      Increase (decrease) in accounts payable and accrued expenses                   2,293           (1,327)
      Increase (decrease) in deferred revenue                                       13,784           (2,431)
                                                                                  --------         --------

         Net cash provided by (used in) operating activities                        12,373           (7,694)
                                                                                  --------         --------

Cash flows from investing activities:
      Purchases of available-for-sale securities                                   (51,359)         (34,829)
      Proceeds from sale or maturity of marketable securities                       45,476           36,313
      Additions to property and equipment                                          (16,838)          (6,594)
                                                                                  --------         --------

         Net cash used in investing activities                                     (22,721)          (5,110)
                                                                                  --------         --------

Cash flows from financing activities:
      Principal payments of capital lease obligation                                  (723)            (917)
      Proceeds from issuance of common stock                                           911            2,976
      Net borrowings of long-term debt                                              11,413               --
                                                                                  --------         --------

         Net cash provided by financing activities                                  11,601            2,059
                                                                                  --------         --------

      Net increase (decrease) in cash and cash equivalents                           1,253          (10,745)

      Cash and cash equivalents, beginning of period                                 5,780           15,137
                                                                                  --------         --------
      Cash and cash equivalents, end of period                                    $  7,033         $  4,392
                                                                                  --------         --------

                                  ARQULE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1998 thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company at September 30, 1999 and December 31, 1998 which are carried at amortized cost approximating fair market value: (In thousands)

                                                    SEPTEMBER 30,
                                                         1999                     DECEMBER 31,
                                                     (UNAUDITED)                      1998
-------------------------------------------------------------------------------------------------

       U.S. Government Obligations                   $  4,961                       $  2,002
       Corporate Notes                                 29,012                         26,088
                                                     --------                       --------
                                                     $ 33,973                       $ 28,090
                                                     ========                       ========


     All of the Company's marketable securities are classified as current at September 30, 1999 and December 31, 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

3.   RELATED PARTIES

     In January 1998, the Company elected an individual to its Board of Directors who is also an employee of Wyeth-Ayerst (a subsidiary of American Home Products). In July 1999, the Company elected an individual to its Board of Directors who is also an employee of Solvay Pharmaceuticals, an affiliate of Solvay Duphar BV.

4.   FLEET TERM LOAN

     In March 1999, the Company executed a term loan agreement (the "Agreement") with Fleet National Bank. Under the Agreement, the Company may borrow up to $15.0 million to support capital expenditures. As of September 30, 1999, the Company has borrowed $11.8 million pursuant to the Agreement. The Company made its first principal payment of $0.4 million on September 30, 1999.

5.   NEW COLLABORATIONS

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

     In September 1999, the Company entered into a Research Cooperation Agreement with Bayer AG, a German corporation (the "Bayer Agreement"), effective October 1, 1999. In connection with the Bayer Agreement, the Company will generate compound libraries for Bayer. ArQule may receive up to $30 million in total payments for development and delivery of screening libraries during the full three-year term of the collaboration.

                                  ARQULE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW

     ArQule, Inc. is engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology, bioseparations and agrochemical industries. We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation and lead compound optimization activities. We also offer other research and development services to meet the needs of our customers. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions, and pursue a limited number of our own internal drug discovery programs.

     We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have not yet realized any significant revenue from our joint drug discovery programs with biotechnology companies and academic institutions, or from our internal drug discovery programs. Quarterly variations in financial performance may be expected because levels of revenue are dependent on expanding or continuing existing collaborations, obtaining additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are inconsistent and difficult to anticipate.

     We will continue to invest in technologies that enhance and expand our capabilities in drug discovery and other areas in the life sciences. These continued investments in technology are intended to advance the two primary objectives of our future business strategy. First, we intend to enhance the novelty, diversity, and medicinal relevance of our compound arrays for lead generation. Second, we intend to invest in additional technologies such as informatics, pharmacology, and biology to augment the power and scope of our chemistry capabilities for the purpose of lead optimization. As we meet these two primary objectives, we believe that we can contribute to the acceleration of the drug discovery process. In addition to investments in technology, we will continue to invest in our drug discovery programs with the goal of delivering clinical candidates. Investments of this nature may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

     We have incurred a cumulative net loss of $28.3 million through September 30, 1999. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. Our ability to achieve profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, obtain additional corporate collaborations, and realize value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding our future financial performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     REVENUE. Our revenue for the three months ended September 30, 1999 increased $0.3 million to $4.9 million from $4.6 million for the same period in 1998. Revenue was $13.5 million and $16.3 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease is primarily due to completion of certain programs and reduced compound development revenue from work performed on, and the delivery of Mapping Array(TM) and Directed Array(TM) sets under our collaborative agreements.

     COST OF REVENUE. Our cost of revenue for the three months ended September 30, 1999 increased $0.9 million to $4.1 million from $3.2 million for the same period in 1998. Cost of revenue was $11.7 million and $9.9 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is primarily attributable to the costs of additional scientific personnel and the necessary supplies and overhead expenses related to the performance of the work and the delivery of the Mapping Array(TM) and Directed Array(TM) sets and other services provided pursuant to our collaborative agreements. We anticipate that the aggregate cost of revenue will increase over the next several years as our business expands.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses for the three months ended September 30, 1999 decreased $0.2 million to $3.2 million from $3.4 million for the same period in 1998. Research and development expenses were $9.8 million and $7.4 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is the result of our expansion of our chemistry capabilities and related proprietary technologies. We expect research and development spending to increase over the next several years as we further expand our drug discovery and development programs.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Our marketing, general and administrative expenses for the three months ended September 30, 1999 and 1998 decreased $0.2 million to $1.6 million from $1.8 million for the same period in 1998. Marketing, general and administrative expenses were $4.4 million and $4.6 million for the nine months ended September 30, 1999 and 1998, respectively. These expenses will likely increase in the aggregate in future periods to support our projected growth.

     NET INTEREST INCOME. Our net interest income for the three months ended September 30, 1999 and 1998 was $0.5 million. Net interest income was $1.1 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively. Higher interest income in 1998 resulted primarily from our holding higher cash and marketable securities balances.

     NET LOSS. Our net loss for the three months ended September 30, 1999 was $(3.7) million as compared to net loss of $(3.3) million for the same period in 1998. Net loss was $(11.2) and $(3.9) for the nine months ended September 30, 1999 and 1998, respectively. The net loss for 1999 is primarily attributable to increased costs of revenue and aggressive investments in technologies in order to expand our drug discovery capabilities.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30,1999, we held cash and cash equivalents and marketable securities with a value of $41.0 million. Our working capital at September 30, 1999 was $33.3 million. We have funded operations through September 30, 1999 with sales of common stock, payments from corporate collaborators, and the term loan agreement with Fleet Bank dated March 18, 1999.

     We expect that our available cash and marketable securities, together with operating revenues, investment income, and debt financing arrangements, will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. There can be no assurance that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. We may have to seek additional financing from public or private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

YEAR 2000 COMPLIANCE

     Many currently installed systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than three months, computer systems and/or software used by many companies in a very wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     We have established a project team to address Year 2000 risks. We have also initiated various Information Technology ("IT") enhancement projects intended to improve the access and dissemination of scientific and business information throughout the enterprise to enhance development and operational efficiencies. As a part of this initiative, we acquired an Enterprise Resource Financial System in late 1997 and have implemented the major relevant components of that system. Our internal financial system is currently Year 2000 compliant. As the costs associated with these initiatives are part of our continuing improvement process, they were recognized as incurred.

     We have completed our assessment phase of the data gathered in the data-gathering phase with respect to automated production equipment, and have concluded that there are no Year 2000 issues that can not be remedied by operating system upgrade, hardware upgrade and/or software upgrade or patch. These upgrades and patches have been attained and are being installed either by vendors or the in-house IT staff. There are internally developed software packages that have been written to control instruments or acquire data from automation production equipment. These software programs have been assessed and it has been concluded that they are compliant or can be brought to compliance by recompiling the source code in newer versions of the development software. The process of upgrading the automated production equipment hardware and software is nearing completion and should be completed in a timely fashion.

     We are continuing the process of contacting our critical suppliers, service providers and contractors to determine the extent to which our interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but we cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the Year 2000 compliance status of our customers but have received indications that most of our customers are working on being Year 2000 compliant. In the event that any of our significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with new customers or alternate suppliers, our business or operations could be adversely affected.

                                  ARQULE, INC.

PART II - OTHER INFORMATION

Item 1 - None

Item 2 - Use of Proceeds from Registered Securities

     A Registration Statement on Form S-1 (File No. 333-11105) registering 2,875,000 shares our Common Stock, filed in connection with our Initial Public Offering (the "IPO") was declared effective by the Securities and Exchange Commission on October 16, 1996. Exercise of the over-allotment option was initiated on November 13, 1996 and was closed on November 18, 1996.

     We, along with our selling shareholders, sold, in aggregate, all 2,875,000 shares registered in the IPO, with an aggregate offering price to the public of $34.5 million. The managing underwriters of the IPO were Hambrecht & Quist LLC, Oppenheimer & Co., Inc. and Vector Securities International Inc.

     In connection with the IPO, we incurred total expenses of $3.0 million, including underwriting discounts and commissions of $2.4 million and other expenses of $0.6 million. After such expenses, our net proceeds from the IPO were $31.5 million. As of September 30, 1999, we have used the net proceeds as follows: approximately $28.6 million for the fixed asset additions and approximately $2.9 million for capital lease obligations.

Item 3 - None

Item 4 - None

Item 5 - None

Item 6(a) - Exhibits:

         EXHIBITS                                DESCRIPTION
         --------                                -----------

             10.1          Technology Acquisition Agreement between and by Pfizer Inc. and ArQule, Inc. dated
                           July 19, 1999

             10.2          Sublease by and among Pfizer Inc. and ArQule, Inc. dated July 16, 1999

             10.3          Research Cooperation Agreement between Bayer AG and ArQule, Inc. dated October 1, 1999

             10.4          Employment Agreement with Philippe Bey dated July 21, 1999

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

                              ArQule, Inc.

Date: November 15, 1999       /s/ James R. Fitzgerald, Jr.
                              -------------------------------------
                              James R. Fitzgerald, Jr.
                              (Vice President, Chief Financial Officer and
                               Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

      10.1+         Technology Acquisition Agreement between and by Pfizer Inc. and ArQule, Inc. dated
                    July 19, 1999

      10.2+         Sublease by and among Pfizer Inc. and ArQule, Inc. dated July 16, 1999

      10.3+         Research Cooperation Agreement between Bayer AG and ArQule, Inc. dated October 1, 1999

      10.4*         Employment Agreement with Philippe Bey dated July 21, 1999

      11.1          Statement Re Computation of Unaudited Net Income (Loss) Per Share

      27            Financial Data Schedule

-----------------
+ Confidential treatment has been requested for certain portions of these Exhibits pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
* Indicates a management contract.