Form 10-Q/A
period 1999-09-30
ARQULE INC
filed 1999-12-21
CIK 1019695

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

                                EXPLANATORY NOTE

     The sole purpose of this amendment is to re-file Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 without redaction of certain language for which ArQule no longer seeks confidential treatment.

                                  ARQULE, INC.

PART II - OTHER INFORMATION

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

                              ArQule, Inc.

Date: December 21, 1999       /s/ James R. Fitzgerald, Jr.
                              -------------------------------------
                              James R. Fitzgerald, Jr.
                              (Vice President, Chief Financial Officer and
                               Treasurer)

                                  ARQULE, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

      10.1+         Technology Acquisition Agreement between and by Pfizer Inc. and ArQule, Inc. dated
                    July 19, 1999

      10.2+         Sublease by and among Pfizer Inc. and ArQule, Inc. dated July 16, 1999

      10.3+         Research Cooperation Agreement between Bayer AG and ArQule, Inc. dated October 1, 1999

      10.4*         Employment Agreement with Philippe Bey dated July 21, 1999(1)

      11.1          Statement Re Computation of Unaudited Net Income (Loss) Per Share(1)

      27            Financial Data Schedule(1)

-----------------
+ Confidential treatment has been requested for certain portions of these Exhibits pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
* Indicates a management contract.
(1) Exhibit was originally filed with the Registrant's Quarterly Report on Form 10-Q on November 15, 1999 and is not affected by this Form 10-Q/A.