Form 10-K405
period 1999-12-31
ARQULE INC
filed 2000-03-23
CIK 1019695

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER: 000-21429


                                  ARQULE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      04-3221586
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 PRESIDENTIAL WAY, WOBURN, MASSACHUSETTS 01801
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (781) 994-0300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

  (TITLE OF EACH CLASS)                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  ---------------------                -----------------------------------------
           None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 2000 was: $199,537,249.

     There were 13,472,538 shares of the registrant's Common Stock outstanding as of March 8, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant's 1999 Annual Meeting of Shareholders to be held on May 18, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1999, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     ArQule seeks to bridge the gap between genomics and clinical development by applying its proprietary technology platform and world class chemistry capabilities to drug discovery. Recent advances in genomics and the rapid progress in mapping the human genome are bringing about a revolution in scientists' understanding of the molecular mechanisms of disease. Genomics has created explosive growth in the number of new biological targets for the development of drugs. Fulfilling the promise of genomics, however, will require similar advances in the technology and systems used to design and test new chemical compounds which interact with these targets. Since these chemical compounds will become the medicines of the future, advances in chemistry technologies hold the key to unlocking the value of genomics.

     Major pharmaceutical companies need to bring three to five new drugs to market each year to sustain expected growth and profitability. Historically, researchers have needed to evaluate at least 10,000 compounds for each drug that ultimately reaches the market. Even if drug candidates make it through discovery research into the first phase of human trials, up to ninety percent of these candidates fail to gain final approval. At this level of attrition, large pharmaceutical companies will need to add 30 to 50 drug candidates per company per year to their clinical development portfolios. Currently, the discovery research required to identify a drug candidate takes an average of six years to complete. It then takes an average of eight more years for the drug candidate to move through clinical development to the marketplace. The average investment required to bring a drug to the market, including the cost of failed candidates, is estimated to be in the range of $350 to $500 million. Consequently, the cost of failure is high.

     The continued success of the pharmaceutical industry will depend on its ability to significantly reduce the time and cost required to bring a drug to market, to increase the number of candidates entering clinical development, and to improve the success rate of clinical testing. ArQule has built an integrated technology platform incorporating our proprietary AMAP Chemistry Operating System, patented processes and world class chemistry capabilities to address these critical needs of drug discovery.

THE DRUG DISCOVERY AND DEVELOPMENT PROCESS


                                  [FLOW CHART]

     The drug discovery and development process depicted above includes three major components:

     Target Identification: The Role of Genomics

          Until recently, pharmaceutical researchers were limited to studying how approximately 400 biological targets interact with chemical compounds. Targets are proteins or other large molecules that play a fundamental role in the onset or progression of a particular disease. The number of available biological targets is being vastly expanded through genomics. Genomics is the science of identifying genes and their role in biological processes, including disease and other medical conditions. Scientists now use genomics to identify genes and the proteins they encode, including proteins that may become drug discovery targets. Advances in genomics are accelerating the process of target identification, thereby creating the potential for a wealth of new targets for drug discovery.

     Compound Discovery: From Target to Drug Candidate

          The many potential targets identified through genomics are only the beginning of the process of discovering a potential drug. Through a process called target selection, scientists seek to confirm that a given target plays an important role in a disease process. Having identified an appropriate target, researchers identify chemical compounds that interact with the target in a process known as lead generation. Lead qualification is the process of selecting from a group of lead compounds those which have sufficient drug-like characteristics to justify further evaluation. In a process known as lead optimization, researchers seek to maximize the likelihood of a given lead compound becoming a drug by minimizing or eliminating those characteristics that might interfere with the desired effect. Researchers must consider a number of factors in optimizing a lead compound to become a clinical candidate, including effectiveness against the target and specificity for that target, as well as the following factors which are referred to by the acronym "ADMET":

          - Absorption: whether the compound will be absorbed properly in the body

          - Distribution: once absorbed, how the compound will be distributed throughout the body

          - Metabolism:  how the compound will change within the body

          - Elimination: whether the compound will be removed from the body in a harmless way

          - Toxicity: whether the compound might be toxic to the body and cause harmful side effects

          Traditionally, researchers have optimized compounds for these various factors in a largely serial process. For example, researchers have optimized first for potency, followed by selectivity, and then for various ADMET properties.

     Drug Development: From Drug Candidate to Medicine

          Following the discovery process, optimized lead compounds must undergo pre-clinical and clinical development and regulatory approval. This lengthy and expensive process can take ten years, with up to a 90% failure rate. Unfortunately, a high proportion of the failures occur in the latter, most expensive phases of the drug development process. For each approved drug, the total cost of discovery and development, including the cost of failed clinical candidates, is estimated to be between $350 and $400 million. These high risks are justified by the ultimate potential reward -- a share of the worldwide market for approved drugs, which in 1998 was approximately $300 billion.

THE COMPOUND DISCOVERY CHALLENGE

     We believe that significant advances are being made in the productivity of the genomics and clinical development phases of drug discovery and development. However, for these advances to fulfill their potential to improve the efficiency of the overall drug discovery and development process, similar advances are required in the compound discovery phase. ArQule believes that the traditional compound discovery process is extremely inefficient and therefore represents a significant opportunity for value creation. ArQule seeks to use its integrated technology platform to overcome the following problems:

     - DIFFICULTIES IN SELECTING TARGETS. The proliferation of targets will trigger a need to select those targets that a researcher should pursue further. The traditional approach to target selection encompasses a variety of molecular biology techniques which can be time consuming and labor intensive.

     - POOR QUALITY OF INITIAL LEAD COMPOUNDS. Early in the discovery process, researchers typically lack information about the potential for a lead compound to become a drug candidate. Consequently, they cannot efficiently determine or predict which compounds have a greater chance of success or what changes can be made in the structure of a particular compound to improve its chances for success. The problems caused by this lack of information are intensified by the lack of diversity of the compounds screened. As a result, researchers typically select a single chemotype for further evaluation and optimization. A chemotype is a core chemical structure around which families of chemical compounds with similar structures can be created. If a particular chemotype proves difficult to optimize and no other chemotype is available, researchers may waste time and money pursuing related compounds with the same chemotype, which will share the same problems. Early availability of alternative chemotypes could increase the likelihood of success against a particular target.

     - INEFFICIENT LEAD OPTIMIZATION PROCESS. Because researchers conduct lead optimization in sequential steps, rather than in parallel, the traditional compound discovery process is long and expensive. In the conventional lead optimization process, medicinal chemists analyze a lead compound's structure and use their experience to suggest changes that might produce the desired result for potency or an ADMET characteristic. Because changes to a compound's structure that enhance one desired feature of a compound may impair other desired features, the traditional, sequential lead optimization process is very inefficient, time-consuming and unpredictable.

     The shortcomings in the current compound discovery process create two major problems for pharmaceutical researchers. First, due in part to the lack of early information about lead compounds and the lack of alternative chemotypes, very few lead compounds meet the minimum criteria to become clinical candidates. Second, of the lead compounds that meet the minimum criteria, too many are only marginally acceptable clinical candidates and are therefore more likely to fail during clinical development. Without improvements in this process, the current failure rate of drug candidates will continue and there will not be enough new drugs to fuel continued revenue and profit growth of the major pharmaceutical companies.

THE ARQULE INTEGRATED SOLUTION

     ArQule has built an integrated technology platform incorporating our proprietary AMAP(TM) Chemistry Operating System, patented processes and world class chemistry capabilities to bridge the gap between targets and clinical candidates. Our technology provides the following benefits:

 Our AMAP Chemistry Operating System allows us to perform high-throughput, automated production of new chemical compounds.

     The compound discovery process requires efficient production of a wide range of chemical compounds. Lead generation requires a large number of screening compounds; lead optimization requires the rapid creation of structurally similar compounds, or analogs. The growth in available targets emerging from genomics will only increase these needs. Our AMAP Chemistry Operating System allows us to address these issues. The AMAP system forms the foundation of our parallel synthesis approach to combinatorial chemistry and consists of an integrated series of automated workstations that perform tasks such as weighing and dissolution, chemical synthesis, thermally-controlled agitation and reaction process development. The AMAP system also incorporates purification, quality control, the ability to re-format libraries and the ability to replicate libraries for multiple customers. Our proprietary Array Information Management and Process Control Management System (AIMS/PCMS) software controls and monitors the overall production process within the system. The AIMS/PCMS software allows us to capture information about every compound in the library, as well as to process this information and to audit test data.

     Our AMAP Chemistry Operating System is highly modular, which makes it easy to expand production capacity and to add new capabilities. In addition, because the AMAP Chemistry Operating System incorporates proprietary processes, software, and equipment, and relies on highly trained operators, we believe that duplication of the system by others would be difficult or impossible. We hold U.S. and foreign patents, and have several pending patent applications, covering various aspects of the AMAP Chemistry Operating System.

 We deliver discrete compounds of known structure, high purity and in sufficient quantity for lead optimization.

     Our proprietary AMAP Chemistry Operating System and parallel synthesis capabilities enable us to produce:

     - Discrete Compounds with Known Structures. Parallel synthesis allows us to produce hundreds of thousands of individual compounds of known structure every year. Consequently, we can immediately link target screening data to specific chemical structures, accelerating subsequent steps in the discovery process.

     - Compounds with High Levels of Purity. In 1999, the compounds in each of our screening libraries were at least 85% pure, on average, with many libraries exceeding 90% purity. The compounds in our lead optimization libraries routinely exceed 90% purity, and in many cases, exceed 95% purity. This high level of purity minimizes the incidence of inaccurate test results in the screening and optimization processes.

     - Sufficient Quantities of Each Compound Using Reproducible Methods. We produce milligram quantities of each compound, which are large quantities in comparison to the output of other combinatorial compound production methods. This amount allows researchers to conduct extensive screening and follow-up work without synthesizing additional quantities. Moreover, in the event that additional amounts of a compound are required, we can easily reproduce our compounds in relatively large, highly pure amounts needed for the later stages of drug discovery.

 We can quickly understand how large and small variations in the chemical structure of a compound will alter its profile as a lead compound.

     Our AMAP Chemistry Operating System has allowed us to create compound libraries based on more than one hundred distinct chemotypes. We continue to add more than 60 chemotypes to our compound libraries each year. The AMAP system also allows us to produce thousands of analogs for each chemotype. Screening these logically designed libraries results in data showing the relationship of large and small changes in compound structure to activity. With this structure-activity relationship data, we can rapidly design successive generations of compounds to accelerate the identification of a lead compound with improved performance.

 We design and produce compound libraries with pre-selected characteristics for increased likelihood of generating marketable drugs.

     Our scientists select chemotypes based on our understanding of drug-like characteristics and, in some cases, our knowledge of the targets. We then use proprietary software to evaluate and select building blocks to add to the core structures with the goal of creating compounds with the desired properties and diversity.

     Currently, certain chemical structures with drug-like characteristics cannot be produced in high-throughput processes. Over the past several years, we have enhanced our AMAP system to enable us to expand the range of chemical structures with drug-like characteristics that we can produce in high-throughput processes.

 We reduce screening costs by utilizing smaller, more focused libraries of compounds.

     To streamline the screening process, we have developed a method of accessing the complete chemical diversity of our compound collection using a proportionally representative subset called a Compass Array library. The Compass Array(TM) library contains a subset of representative compounds from our full Mapping Array(TM) libraries in the same proportions as they exist in the full libraries. The results of screening the Compass Array library will direct subsequent screening to those portions of the full library that are more likely to contain active compounds for that target. This enables our customers, by screening the approximately 50,000 compounds in our Compass Array library, to rapidly identify the most promising chemotypes for further evaluation without screening our full repository of over half a million compounds.

     In addition, to the extent that structural information about a target is known, our AMAP system permits the creation of specialized, focused arrays of compounds biased toward that target. These libraries have the capability to streamline the lead generation and qualification process by allowing collaborators to focus on compounds most likely to be effective against the target.

 We can perform cost-efficient profiling of compounds for desirable drug characteristics.

     We are supplementing our AMAP system with profiling screens to assess ADMET characteristics in parallel with compound creation during the lead optimization process. By enhancing the throughput and automation of these screens, we will improve the cost-efficiency of generating ADMET data. This will allow us to have early access to ADMET characteristics of compounds. Early access to this data will allow us to optimize compounds for multiple ADMET properties in parallel, which will expedite the optimization process and help reduce late stage failures. Moreover, the relatively small size of our Compass Array library makes it feasible for us to obtain and store ADMET profiling data on all of the compounds in the library. This ADMET profiling data will lead to informed decisions as to which initial screening hits should be pursued for further optimization.

  We can use our diverse chemistries to assist in target selection.

     We have created compound libraries consisting of small molecules which interact with a significant number of disease targets. In circumstances where researchers have identified interesting targets of unknown function, we can provide libraries which will allow researchers to clarify the role of these targets in disease. Using chemistry in this way also allows rapid initiation of the lead optimization process based on the compounds which have been identified.

ARQULE'S STRATEGY

     Using our proven technology platform and drug design expertise, we seek to become the premier independent partner for lead generation, qualification and optimization programs. We believe we can reduce the time and cost of the compound discovery process and improve the quality of the compounds that advance to the clinic. Our strategy includes the following:

     - CONTINUE TO INVEST IN CORE TECHNOLOGIES. We will continue to design improved compounds and to create libraries that streamline the process of generating, qualifying and optimizing lead compounds. We believe we can streamline these processes by (a) reducing the number of compounds that need to be screened without sacrificing diversity, (b) providing early structure-activity and ADMET data, and (c) performing optimization in parallel rather than in the traditional serial process. We plan to continue to build our drug discovery capabilities by developing our own technologies and by in-licensing or acquiring complimentary technologies.

     - BALANCE THE RISKS AND REWARDS OF DRUG DISCOVERY. We seek to balance risk and reward over time by pursuing three types of collaborations with different risk/reward profiles.

        - Pharmaceutical Collaborations. We will continue to pursue collaborations with pharmaceutical companies to provide near-term revenues in the form of up-front payments and annual license fees. In comparison to typical biotechnology collaborations, these collaborations offer lower long term royalties and milestones but higher current cash flow.

        - Biotechnology Collaborations. Our biotechnology collaborations offer longer-term revenue potential, with a higher risk/reward profile. We will seek to establish dedicated and focused partnerships with companies that have a relatively large number of validated targets or a strong proprietary position in a specific therapeutic area. In these collaborations, we will seek to advance a compound through the discovery process in conjunction with our partner on an equal cost-sharing basis. We will then enter into commercialization agreements with pharmaceutical company partners at an appropriate point in the development process, sharing equally in future milestone and royalty revenues with our biotechnology partner.

        - Pursue In-House Drug Discovery. As the final part of our balanced strategy, we plan to identify and in-license targets and to take these compounds through the optimization process at our own risk and expense. We would then out-license these optimized compounds as clinical candidates to other companies in exchange for cash payments plus potential milestone and royalty payments. We believe that licensing drug candidates to outside companies at later stages of the discovery process would make it possible to capture higher downstream royalty rates for good clinical candidates.

ARQULE'S TECHNOLOGY

     We offer solutions to the shortcomings of the compound discovery process through our world class chemistry capabilities which integrate our scientific personnel, proprietary computer informatics software, and customized robotic workstations. Our AMAP Chemistry Operating System, which forms the foundation of our technology, is a highly automated and integrated series of chemistry workstations and processes designed to enable rapid, parallel generation of thousands of novel, pure, diverse and spatially-addressed arrays of compounds. The AMAP system represents the integration of proprietary and patented technologies in seven areas that results in a consistent, well-defined, well-monitored, reproducible and flexible process consisting of the following steps:

     - Library design

     - Process chemistry

     - Production

     - Purification

     - Quality control

     - Culling and reformatting

     - Replication

     LIBRARY DESIGN. To design a library, we first select a chemotype that will be represented within the library; the chemotype may be target-based or selected to increase the diversity of the library. We select chemotypes based on input from our scientists and scientific advisory board as well as information from our collaborators, literature searches, and biological data. At this stage in library design, we also identify the potential chemical components or building blocks needed to create compounds in the library.

     Our Library Design department uses proprietary ArQule Reactor(TM) and MapMaker(TM) software to evaluate and then select those building blocks which will create compounds with the desired properties and diversity. The software then creates a virtual library of compounds resulting from the reaction of the chosen building blocks. Our designers calculate the properties of these compounds and assess their diversity. A resulting list of recommended building blocks serves as the starting point for the Process Chemistry department.

     PROCESS CHEMISTRY. Before synthesizing an array of actual compounds, the recommended building blocks must be qualified, and reaction conditions developed by the Process Chemistry department. Using the list of recommended building blocks from Library Design, the Process Chemistry department:

     - assesses the solubility and reactivity of all building blocks;

     - obtains full characterization of the resulting compounds;

     - identifies optimal reaction conditions; and

     - transitions the production process from bench-scale to an automated process.

     Our Process Chemistry department uses a series of automated workstations to evaluate the solubility and reactivity of the building blocks. The automation capabilities of the Process Chemistry department include the following components:

     - Small-Scale Weighing and Dissolution. Weighs and dissolves building blocks and prepares racks of building block solutions for use in chemical synthesis.

     - Small-Scale Chemical Synthesis. Enables distribution of building blocks to pre-defined reactors for multi-step chemical reactions.

     - Reaction Workup. Removes catalysts, salts, bases, or other extraneous elements of building blocks. Includes liquid-liquid extraction and separation methods.

     - Quality Control. Analyzes reaction products to confirm chemical structure, yield and purity.

Once the building blocks and reaction conditions are optimized, the resulting list of building blocks and synthetic protocols serves as the basis for synthesis of the full library by the Production department.

     PRODUCTION. Our Production department synthesizes libraries of compounds using a series of automated workstations similar to those used in process chemistry. Each workstation in the production process, however, has a higher throughput capacity to support synthesis of a greater number of compounds.

     The overall production process is controlled and monitored by our proprietary Array Information Management and Process Control Management System (AIMS/PCMS) software. With this software, we can track the production process throughout synthesis, characterization, analysis, and final registration into our library collection. In addition to controlling various aspects of the AMAP system, the AIMS/PCMS software also collects and stores data in two databases, one for storing information about compounds and a second for storing process information and workstation audit data.

     Following production, arrays are transferred to either our Quality Control or Purification department. Some libraries need to be purified before Quality Control, while other arrays move directly to Quality Control.

     PURIFICATION. Our Purification department uses two separation methods to purify compounds and confirm their structure. Using our proprietary PrepQule(TM) method, all fractions from an HPLC run are collected and subjected to flow-injection mass spectrometry analysis for identification of the fraction(s) containing the desired compound. Using the commercially available FractionLynx(TM) method, only those HPLC fraction(s) containing the expected molecular weight are collected and analyzed by mass spectrometry.

     Following identification of fractions containing desired product from either method, samples are concentrated, quantified, reconstituted, and sent to the Quality Control department for final analysis.

     QUALITY CONTROL. Our Quality Control department develops the analytical methods used to evaluate compound arrays and evaluates libraries as they arrive from our Production and Purification departments. Once a library has arrived in Quality Control, a sequence list is generated using the AIMS/PCMS software. This list indicates which analytical method will be used to analyze the library and interfaces with customized software that controls the liquid handling systems enabling automated analyses. AIMS/PCMS software enables us to view quality control data for individual compounds, plates, or entire libraries. The AIMS/PCMS software also produces a customized report based on quality control data. Data can be automatically compiled for all the plates in an array, a specific production run, a specific plate, or for the original plates of building blocks.

     CULLING AND REFORMATTING. Based on analytical results and purity selection criteria, we may remove some compounds from an array. The AIMS/PCMS software displays the analytical results for each compound in an array using color-coding based on user defined thresholds to rapidly and efficiently select individual compounds that should not be included in the array. Once we select individual compounds to be culled, the plates are automatically reformatted. This eliminates the spaces in the array formerly containing the undesired compounds.

     REPLICATION. Following final quality control assessment, arrays that will become part of our Mapping Array repository are sent to our Replication department. Portions of each compound are removed from the master plates and used to create sets of plates that are shipped to our collaborators. We then replicate and store additional sets of plates in our cold room storage facility.

ARQULE'S COMPOUND DISCOVERY PRODUCTS

     ArQule offers a range of products and services tailored to our customers' needs for drug discovery assistance. Our products and programs provide solutions for the lead generation, lead qualification and lead optimization components of the compound discovery process. We focus on making the compound discovery process more efficient, less expensive and more likely to result in better clinical candidates. We believe that, while no single technology platform will bridge the gap in the drug discovery process between genomics and the clinic, the integration of multiple emerging technologies will result in major efficiency gains. In the past, we focused primarily on production and licensing of compound libraries. We intend to offer our range of products and services both to customers who need assistance with a specific aspect of the discovery process and to customers desiring a complete compound discovery solution. We believe that our integrated technologies will enable our collaborators to identify and optimize drug candidates in a faster, less-expensive and more reliable way. The following diagram depicts the integration of our compound discovery products.

                         Our Compound Discovery Products

                                  [FLOW CHART]

  Mapping Array(SM) Program

     We offer our Mapping Array libraries to our collaborators to screen against their biological targets in order to identify lead compounds. Collaboration partners can also use our Mapping Array libraries in conjunction with our Compass Array library or our Target Biased Array libraries to screen compounds in a more efficient and cost-effective way. We grant subscribers a non-exclusive license for screening. We grant subscribers an exclusive license on active compounds identified. We also use our Mapping Array libraries for our own discovery programs.

     Our Mapping Array program provides:

     - LARGE NUMBERS OF HIGHLY PURE COMPOUNDS IN SPATIALLY ADDRESSABLE
       ARRAYS. Using a combination of technologies including the AMAP Chemistry Operating System, we produce significant numbers of highly pure, small, drug-like compounds in spatially addressable arrays of 96-well plates with a single compound in each well.

     - HIGHLY ORGANIZED ARRAYS ALLOW RAPID SCREENING AND OPTIMIZATION. We design Mapping Array compounds with systematic variation of diverse building blocks on multiple scaffolds. As a result, each compound in the array differs from adjacent compounds by a single structural modification.

       This allows structure-activity relationship data to be generated from primary screening data. This patented, proprietary process allows researchers to rapidly navigate through a logically organized series of modifications to the core chemical structure of the compound and to rapidly optimize active molecules.

     - INCREASED CHEMICAL DIVERSITY EACH YEAR. Each year, we add 200,000 new compounds to our Mapping Array repository, including 60 or more new chemotypes.

  Compass Array(SM) Program

     We offer our Compass Array program to our collaborators as a focused and streamlined approach to lead generation and qualification. We designed the Compass Array library to identify rapidly those arrays contained within our Mapping Array repository that warrant further evaluation without the need to screen the entire compound library. Our Compass Array library contains approximately 50,000 compounds representing a 12.5% subset of the entire chemical diversity contained in our Mapping Array repository.

                       Compass Array Screening Advantage

                                  [FLOW CHART]

     Researchers can use screening results from the Compass Array library to identify arrays from the Mapping Array repository that are of interest. We then supply our collaborator with the arrays that they identify, which average 3,000 compounds per array. Further screening of these full arrays identifies additional potent, selective compounds of interest. This process ensures that the related compounds within any active chemotype have been tested and that the structure-activity relationship patterns within the corresponding Mapping Array libraries have been thoroughly explored.

  Directed Array(SM) Program for Lead Optimization

     We offer Directed Array(TM) libraries for use in lead optimization. We create Directed Array libraries as focused collections containing between 1,000 and 2,500 analogs of the lead compound. The collaborator receives each compound in a single well format, and we arrange the library in accordance with our patented, spatially-addressable array format to facilitate collection and analysis of structure-activity relationship data. We also send information files with each library that define the structures and molecular weights for all of the compounds along with their exact location (plate, column, row) within the array.

     In the past, we have used the Directed Array program to take a lead compound provided by our collaborator through a parallel process of systematic structural modifications to enhance and maximize the potency of the compound. In the future, we intend to offer a Directed Array program as part of an integrated process for general lead optimization, which would seek to optimize a lead compound for selectivity and ADMET criteria in addition to potency. Under this proposed program, we envision taking a collaborator's lead compound through a parallel process of systematic structural modifications and testing to select and optimize many of the desired compound features, including potency, selectivity and ADMET criteria. By using lead compounds derived from our libraries, we anticipate that we will have greater flexibility in pursuing lead optimization because:

     - we will have more usable information about the structure of the compound;

     - we will have easier access to analogs from our own libraries; and

     - we will have greater knowledge of possible back-up compounds and alternative structures generated from "hits" detected in our libraries during the screening and lead generation and qualification process.

  Target-Biased Array

     We also intend to develop and offer specialized, focused arrays of compounds biased toward particular targets. Under this program, we envision collaborators providing us with information about their own proprietary targets so that we can then use our expertise in combinatorial chemistry and library building to assemble focused libraries of compounds most likely to have an affinity for that target. These libraries would streamline the lead generation and qualification process by allowing collaborators to focus on compounds most likely to be effective against that target.

  Custom Array Program

     Our Custom Array program generates custom compound libraries based on specifications provided by a collaborator. This results in compounds which are exclusively available to an individual collaborator.

  AMAP Technology Transfer

     We offer our customers an option of licensing our AMAP Chemistry Operating System on a non-exclusive basis, allowing them to produce their own combinatorial libraries.

     Two sizes of the AMAP Chemistry Operating System are available: a large-scale AMAP Chemistry Operating System capable of producing more than 200,000 compounds per year; and a small-scale AMAP Chemistry Operating System capable of producing between 50,000 and 100,000 compounds per year. Transfers of both the large-scale and small-scale systems include equipment, training and installation.

OUR COLLABORATIONS

  Pharmaceutical Collaborations

     The following table summarizes our collaborations with pharmaceutical companies.

COMPANY                         PRODUCTS/SERVICES PROVIDED
-------                         --------------------------
Pfizer........................  Technology transfer of AMAP Chemistry Operating System and
                                  Custom Array libraries
Bayer.........................  Custom Array libraries
American Home Products, Wyeth-
  Ayerst Division.............  Mapping Array and Directed Array libraries
Solvay Duphar.................  Mapping Array and Directed Array libraries and a non-exclusive license to our AMAP Chemistry Operating System
Monsanto/G.D. Searle..........  Mapping Array, Directed Array and Compass Array libraries and lead optimization services
Sankyo........................  Mapping Array and Directed Array libraries
Johnson & Johnson.............  Mapping Array libraries
Abbott Laboratories(1)........  Mapping Array and Directed Array libraries
Roche Bioscience(1)...........  Directed Array libraries

---------------
(1) The collaboration portion of these agreements ended in March 1999, but the collaboration partner is still obligated to make payments upon the achievement of specified milestones and to pay royalties on sales of drugs that may result from the collaboration.

     Pfizer. In July 1999, we entered into a four and one half year technology acquisition agreement with Pfizer, Inc. We will manage and staff a dedicated facility containing an AMAP Chemistry Operating System for Pfizer in Medford, Massachusetts. The facility will produce Custom Array libraries exclusively for Pfizer. In addition, we will train Pfizer staff to use our AMAP Chemistry Operating System. At the end of the collaboration, Pfizer will receive a non-exclusive license to the AMAP Chemistry Operating System. We expect to receive up to $117 million dollars over the term of the agreement. We have received a $16 million upfront payment and will potentially receive up to $27 million per year for compound production, technology access, and operating costs. Pfizer will pay no milestones or royalties to us on compounds which they develop and market.

     Bayer. In October 1999, we entered into a three-year collaboration with Bayer to produce Custom Array libraries. We received a $3 million upfront payment and will receive up to an additional $27 million during the term of the agreement in delivery and success fees. Bayer will pay no milestones or royalties to us on compounds which they develop and market.

     American Home Products, Wyeth-Ayerst Division. In July 1997, we entered into an agreement with Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation. Under this agreement, Wyeth-Ayerst subscribed to our Mapping Array program and has committed to a minimum number of Directed Array Programs. Wyeth-Ayerst made a $2 million equity investment in ArQule in June 1998. The total value of this agreement is up to $26.2 million in committed payments. In addition, Wyeth-Ayerst has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration.

     Solvay Duphar. In November 1995, we entered into an agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Array and Directed Array programs. Solvay has a non-exclusive license to our AMAP Chemistry Operating System. The total value of the agreement is up to $17.5 million in committed payments. Solvay has also agreed to make additional payments if we achieve certain development milestones and to pay royalties on sales of any drugs that result from the relationship. In connection with this collaboration, an affiliate of Solvay, Physica B.V., made a $7 million equity investment.

     Monsanto. We entered into a five-year collaboration with Monsanto in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array programs for use in the development of agrochemicals. In January 2000, we expanded the Monsanto collaboration to cover life science applications, including pharmaceutical use by G.D. Searle, and extended the term until 2002. We also agreed to provide Monsanto with Compass Array and Mapping Array libraries through 2001 and Compass Array libraries only through 2002. We also converted the Monsanto agrochemical Directed Array Program into a credit for pharmaceutical lead optimization services. The total value of this agreement is up to $12.7 million in committed payments. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials.

     Sankyo. In November 1997, we entered into an agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a three-year subscription to our Mapping Array program to discover new lead compounds. Sankyo has also committed to a minimum number of Directed Array Programs during the term of the agreement. The total value of the agreement is up to $9 million in committed payments. Sankyo has also agreed to pay us developmental milestones and royalties resulting from sales of any products resulting from this collaboration.

     Johnson & Johnson. In December 1998, we entered into a four-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array program. During the term of the agreement, R.W. Johnson has committed to pay us an aggregate of $8.1 million to deliver Mapping Array libraries. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration.

     Abbott Laboratories. In June 1995, we entered into an agreement with Abbott Laboratories. Under this agreement, Abbott subscribed to our Mapping Array programs. This collaboration was extended on two occasions and ended successfully in March 1999. Abbott has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration.

     Roche Bioscience. In September 1996, we entered into an agreement with Roche Bioscience. Under this agreement, we synthesized Directed Array compounds. Our obligations under this agreement ended in March 1999. Roche has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. In May 1999, we received a milestone payment from Roche Bioscience for a Directed Array compound that was chosen for IND enabling toxicology studies.

  Biotechnology Collaborations

     The following table summarizes our collaborations with biotechnology companies:

COMPANY                                             AREA OF FOCUS
-------                                             -------------
ACADIA Pharmaceuticals, Inc. .....................  Cell-Based Assays
Genzyme Corporation...............................  Cancer
Immunex Corporation...............................  Inflammatory Disorders
Scriptgen Pharmaceuticals, Inc. ..................  RNA/Protein Interaction
Genome Therapeutics Corp. ........................  Functional Genomic Targets

     Under these agreements, we provide the biotechnology companies with access to our screening libraries and agree to collaborate with them to conduct drug discovery research. We seek to partner with biotechnology companies because they have access to a wealth of proprietary targets. We structure these agreements differently from our collaborations with pharmaceutical companies.

     In our collaborations to date, we have supplied our Mapping Array libraries to our biotechnology partners under a material transfer and screening agreement which permitted the partner to use our libraries to screen against a limited number of their targets. If they identified and confirmed any active compounds, we would enter into a research collaboration agreement to develop promising compounds up to IND status. Under these agreements, we provided our partner with a chemistry resource for lead generation, qualification and optimization and the partner typically provided target discovery, screening and secondary testing of compounds. In this model, each party bore its own costs through commercialization of the drug candidate. After commercialization, we agreed to share all revenues equally with our partner.

PATENTS AND PROPRIETARY RIGHTS

     We have a number of issued U.S. and foreign patents, and numerous patent applications in the U.S. and other countries. We depend, in part, on these patents to protect our technology and products. We also rely upon our trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees and consultants to sign confidentiality and invention assignment agreements. We intend these agreements to protect our proprietary information by controlling the disclosure and use of technology to which we have rights. These agreements also provide that we will own all the proprietary technology developed at ArQule or developed using our resources.

COMPETITION

     The biotechnology industry is highly competitive. Our services and products face competition based on several factors, including size, diversity and ease of use of compound libraries; speed and costs of identifying and optimizing potential lead compounds; and patent position. We compete with many organizations that are engaged in attempting to identify and optimize compounds. They include biotechnology, pharmaceutical, agrochemical, combinatorial chemistry and other companies; academic and scientific institutions; governmental agencies; and public and private research organizations.

     Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators. In addition to competition for our customers, these organizations also compete with us in recruiting and retaining highly qualified scientific and management personnel.

     Historically, pharmaceutical and agrochemical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent a significant potential market for our products and services, are developing in-house combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include extracts from natural products such as plants and microorganisms and compounds created using rational design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working either on their own or through collaborative efforts.

GOVERNMENT REGULATION

     Our research and development processes involve the controlled use of hazardous materials. Although we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products, the license or sale of our products is not subject to significant government regulations. Our future profitability, however, depends on our collaborators selling pharmaceuticals and other products developed from our compounds that may be subject to government regulation.

     Virtually all pharmaceutical products developed by our collaborative partners will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply to our collaborative partners varies depending on the nature of their pharmaceutical products. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require substantial resources.

     Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our collaborator will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval. Clinical trials are normally done in three phases and generally take many years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our collaborator will be required to file an NDA and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort. NDAs submitted to the FDA can take several years to obtain approval.

     Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. If and when the FDA approves any of our collaborators' products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

     For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

     Fertilizers, pesticides and other agrochemical products sold by our collaborators will also be subject to regulation.

EMPLOYEES

     As of March 1, 2000, we employed 250 people of whom 84 have Ph.D. degrees. 111 of our employees were engaged in operations, 116 were engaged in research and development and 23 were engaged in marketing and general administration. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers of the Company are as follows:

     NAME                                       AGE                     POSITION
     ----                                       ---                     --------

     Dr. Stephen A. Hill....................    41     President, Chief Executive Officer and
                                                         Director

     Dr. Philippe Bey, Ph.D.................    57     Senior Vice President of Research and
                                                         Development and Chief Scientific Officer

     David C. Hastings......................    38     Vice President, Chief Financial Officer
                                                         and Treasurer

     James N. Kyranos, Ph.D. ...............    38     Vice President, Systems Technologies

     Anthony S. Messina.....................    53     Vice President, Human Development

     Michael D. Rivard......................    34     Vice President, Legal, General Counsel and
                                                         Assistant Secretary

     John M. Sorvillo, Ph.D. ...............    45     Vice President, Business Development

     Robert F. Tilton, Ph.D. ...............    42     Vice President, Information Management

     Stephen A. Hill, B.M., B.Ch., M.A., F.R.C.S. has served as our President and CEO since April 1999. Prior to his employment with us, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. He joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions there, including that of Medical Director, with responsibility for clinical trials of compounds across a broad range of therapeutic areas, including those of CNS, HIV, cardiovascular, metabolic, and oncology products. Dr. Hill also served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities globally. He also was a member of Roche's Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to Roche, Dr. Hill served for seven years with the National Health Service in the United Kingdom, in General and Orthopedic Surgery. Dr. Hill is a Fellow of the Royal College of Surgeons of England, and holds his scientific and medical degrees from St. Catherine's College at Oxford University.

     Philippe Bey, Ph.D. has served as our Chief Scientific Officer and Senior Vice President of Research and Development since August 1999. Dr. Bey has previously held various senior management positions at Hoechst Marion Roussel
(HMR), Marion Merrell Dow, Inc. and Selectide, a combinatorial chemistry company fully owned by HMR. While at HMR, he coordinated U.S. Research & Development programs and participated in a task force that defined HMR's strategic plans. At Marion Merrell Dow, where he served as Vice President of Global Research, he designed research strategies to incorporate new technologies and internal organizational competencies while improving productivity. Dr. Bey also served as President of Selectide. Dr. Bey earned his BS and Ph.D. Chemistry qualifications at the Louis Pasteur University in Strasbourg, France, and conducted post-doctoral training at the California Institute of Technology in Pasadena.

     David C. Hastings has served as our Vice President and Chief Financial Officer since February 2000. Prior to his employment with us, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc. where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc. where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and he received his BA in Economics at the University of Vermont.

     James N. Kyranos, Ph.D. has served as our Vice President of Systems Technologies since September 1998 and prior to that was our Senior Director of Analytical Chemistry. His responsibilities include the development of automated workstations for high-throughput parallel synthesis of combinatorial libraries, as well as high-throughput techniques for compound characterization and purification. Prior to his employment with us, Dr. Kyranos was Director of Analytical Chemistry at Biodevelopment Laboratories, Inc. and worked at Arthur
D. Little, Inc., where he was involved in conducting contract research in support of pharmaceutical and agrochemical registration. Dr. Kyranos received his Ph.D. in Mass Spectrometry with Professor Paul Vouros at Northeastern University and has a BA in Chemistry and Biology from Boston University.

     Anthony S. Messina has served as our Vice President of Human Development since June 1999 when he joined us in 1997 and was promoted from Senior Director of Human Development. His responsibilities include working with the senior leadership team to ensure our culture is one in which each employee can develop their skills and talents, contribute to the business in meaningful ways and be recognized and rewarded appropriately for their contributions. Prior to joining us, he was Vice President for Camden Consulting where he specialized in executive coaching. Prior to that, he was Human Resources Manager for Varian Associates. Mr. Messina received his BBA in management from the University of Massachusetts.

     Michael D. Rivard has served as our Vice President, Legal, General Counsel and Assistant Secretary since 1997. Prior to his employment with us, he served as Associate Counsel at the University of Massachusetts, where he was responsible for legal matters relating to intellectual property, technology transfer, and sponsored research for the five-campus University System. Prior to his position at the University of Massachusetts, Mr. Rivard was employed as a corporate attorney at the law firm of Palmer & Dodge LLP, practicing mainly in the area of intellectual property law and corporate law for biotechnology companies. He received his JD from the UCLA School of Law and his BA in Biochemistry from Bowdoin College.

     John M. Sorvillo, Ph.D. joined us as our as Vice President of Business Development in 1995 after performing consulting services for us for several months. Prior to his employment with us, Dr. Sorvillo was employed by Oncogene Science, Inc., a biotechnology company, in a variety of positions, most recently as Vice President and General Manager. Dr. Sorvillo attended the Massachusetts Institute of Technology Program for Senior Executives. He received his Ph.D. in Immunology from the New York University Medical Center and his BA in Biology from the City University of New York, Hunter College.

     Robert F. Tilton, Ph.D. joined us in 1997 and is our Vice President of Information Management. Prior to his employment with us, Dr. Tilton was employed at Bayer Inc. for nine years, where he was responsible for initiating and developing a comprehensive and integrated group consisting of Structural Biology, Protein Biochemistry, Computational Chemistry and Analytical Chemistry. Prior to joining Bayer, Dr. Tilton was Assistant Professor in the Department of Molecular Biology at Scripps Research Institute. Dr. Tilton received his doctorate degree in pharmaceutical chemistry from the University of California at San Francisco, under the direction of Professor I.D. Kuntz and did his post-doctoral work in the laboratory of Professor G.A. Petsko in the Department of Chemistry at the Massachusetts Institute of Technology.

ITEM 2.  PROPERTIES

     In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements and we believe represents a state-of-the-art chemistry-based drug discovery facility. We have a 15 year lease on these facilities, with options to extend the original lease term by two additional five-year periods. Further, we have options to expand our operations into approximately 130,000 square feet of additional space to be constructed on an adjacent lot. We also have options to purchase the entire building and the adjacent lot.

     Our research facilities include approximately 68,000 square feet of laboratory and office space in Medford, Massachusetts. We lease these facilities under three lease agreements, one of which expires on July 30, 2000, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. We believe our facilities are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     ArQule's Common Stock is traded on The NASDAQ Stock Market(R) under the symbol "ARQL".

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for ArQule's Common Stock:

                                                                       HIGH      LOW
                                                                       ----      ---
         1998
         First Quarter...............................................  24.75    16.38
         Second Quarter..............................................  20.63    10.81
         Third Quarter...............................................  13.25     4.22
         Fourth Quarter..............................................   7.38     4.50

         1999
         First Quarter...............................................   7.50     4.38
         Second Quarter..............................................   5.25     3.66
         Third Quarter...............................................   7.06     4.25
         Fourth Quarter..............................................  11.13     5.13

         2000
         First Quarter (through March 8, 2000).......................  37.50     8.25

     As of March 8, 2000, there were approximately 89 holders of record and approximately 3,522 beneficial shareholders of our Common Stock.

     We have never paid cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, will be retained for use in our business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to the years 1995, 1996, 1997, 1998 and 1999, have been derived from ArQule's audited financial statements, including the balance sheet as of December 31, 1998 and 1999 and the related statements of operations and of cash flows for the three years ended December 31, 1999 and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1995       1996       1997       1998        1999
                                          -------    -------    -------    -------    --------
STATEMENT OF OPERATIONS DATA:

Revenue.................................  $ 3,330    $ 7,255    $17,420    $22,193    $ 18,582

Cost and expenses:

  Cost of revenue.......................    1,644      4,739     10,218     14,036      17,457

  Research and development..............    2,095      3,076      4,704     10,427      14,260

  Marketing, general and
     administrative.....................    1,557      2,850      4,670      6,387       6,022
                                          -------    -------    -------    -------    --------
          Total costs and expenses......    5,296     10,665     19,592     30,850      37,739
                                          -------    -------    -------    -------    --------
Loss from operations....................   (1,966)    (3,410)    (2,172)    (8,657)    (19,157)

Interest income (expense), net..........     (286)       417      2,463      2,195       1,724
                                          -------    -------    -------    -------    --------
Net income (loss).......................  $(2,252)   $(2,993)   $   291    $(6,462)   $(17,433)
                                          =======    =======    =======    =======    ========
Basic net income (loss) per share.......  $ (7.93)   $ (1.32)   $   .03    $ (0.54)   $  (1.38)
                                          =======    =======    =======    =======    ========
Weighted average common shares
  outstanding -- basic..................      284      2,272     11,282     12,031      12,606
                                          =======    =======    =======    =======    ========
  Diluted net income (loss) per share...  $ (7.93)   $ (1.32)   $   .02    $ (0.54)   $  (1.38)
                                          =======    =======    =======    =======    ========
Weighted average common shares
  outstanding -- diluted................      284      2,272     12,394     12,031      12,606
                                          =======    =======    =======    =======    ========

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1995       1996       1997       1998       1999
                                           -------    -------    -------    -------    -------
BALANCE SHEET DATA:

Cash, cash equivalents and marketable
  securities.............................  $ 7,791    $37,086    $49,282    $33,870    $36,421

Working capital..........................    5,074     31,440     46,023     35,546     17,371

Total assets.............................   10,190     43,509     66,925     60,480     77,346

Long-term debt...........................      911      1,728      1,213        306     10,700
          Total stockholders' equity
            (deficit)....................   (1,000)    34,621     57,340     54,267     38,753

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology, bioseparations and agrochemical industries. We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation and lead compound optimization activities. We also offer other research and development services to meet the needs of our customers. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions, and pursue a limited number of our own internal drug discovery programs.

     We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have not yet realized any significant revenue from our joint discovery programs with biotechnology companies and academic institutions, or from our internal drug discovery programs. Quarterly variations in financial performance may be expected because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate.

     We will continue to invest in technologies that enhance and expand our capabilities in drug discovery. These continued investments in technology are intended to enhance the novelty, diversity, and medical relevance of our compound arrays and to augment the power and scope of our chemistry capabilities. In addition to investments in technology, we may invest in internal lead optimization programs with the goal of delivering clinical candidates. In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes 128,000 square feet of laboratory and office space. Investments of this nature may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

     We have incurred a cumulative net loss of $34.5 million through December 31, 1999. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. Our ability to achieve profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, and realize value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1999

     Revenue. Revenue for 1999 decreased $3.6 million to $18.6 million from $22.2 million for the same period in 1998. This decrease reflected the completion of our collaborative agreements with Roche and Abbott, while not yet recognizing significant revenues from the collaborative agreements entered into with Pfizer and Bayer in 1999.

     Cost of revenue. Cost of revenue for 1999 increased $3.5 million to $17.5 million from $14.0 million for the same period in 1998. This increase is primarily attributable to the overhead and depreciation related to additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the delivery of the Mapping Array and Directed Array sets pursuant to our collaborative agreements, as well as charges related to the relocation of our corporate headquarters in November 1999.

     Research and development expenses. Research and development expenses for 1999 increased $3.9 million to $14.3 million from $10.4 million for the same period in 1998. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for 1999 decreased $0.4 million to $6.0 million from $6.4 million for the same period in 1998. This decrease is the result of a reduction in the use of outside marketing and consulting services.

     Net interest income. Net interest income for 1999 decreased $0.5 million to $1.7 million from $2.2 million for the same period in 1998. Lower interest income in 1999 resulted primarily from lower amounts available for investment in 1999.

     Net loss. The net loss for 1999 was $17.4 million as compared to a net loss of $6.5 million for the same period in 1998. The net loss for 1999 is primarily attributable to decreased revenue, increased expenditures as we invested in new technologies to expand our drug discovery capabilities, and charges related to the relocation of our headquarters.

  Years Ended December 31, 1997 and 1998

     Revenue. Revenue for 1998 increased $4.8 million to $22.2 million from $17.4 million for the same period in 1997. This increase was primarily due to increased compound development revenue from work performed on and the delivery of Mapping Array and Directed Array sets under our collaborative agreements.

     Cost of revenue. Cost of revenue for 1998 increased $3.8 million to $14.0 million from $10.2 million for the same period in 1997. The increase is primarily attributable to the costs of additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the performance of work and the delivery of the Mapping Array and Directed Array sets pursuant to our collaborative agreements.

     Research and development expenses. Research and development expenses for 1998 increased $5.7 million to $10.4 million from $4.7 million for the same period in 1997. These increases are the result of our expansion of our chemistry capabilities and related proprietary technologies.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for 1998 increased $1.7 million to $6.4 million from $4.7 million for the same period in 1997. These increases are primarily associated with increased marketing and business development activities, and higher levels of administrative support in concert with our growth during 1998.

     Net interest income. Net interest income for 1998 decreased $0.3 million to $2.2 million from $2.5 million for the same period in 1997. Lower interest income in 1998 resulted primarily from our need to utilize cash and marketable securities balances to finance operations and capital additions.

     Net income (loss). The net loss for 1998 was $6.5 million as compared to net income of $0.3 million for the same period in 1997. The net loss for 1998 is primarily attributable to increased expenditures as we invested in new technologies to expand our drug discovery capabilities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we held cash, cash equivalents and marketable securities with a value of $36.4 million. Our working capital at December 31, 1999 was $17.4 million. We have funded operations through December 31, 1999 with sales of common stock, revenue from corporate collaborators and the utilization of capital equipment lease financing. We have maintained a master lease agreement since February 1994. Under the terms of this agreement, we funded certain capital expenditures through leases with terms of 42 months. As of December 31, 1999, we had utilized $4.5 million of the $8.5 million aggregate amount available under this lease financing facility. On March 18, 1999, we consummated a term loan agreement with Fleet National Bank to support our facilities expansion. As of December 31, 1999 we had utilized $14.0 million of the $15.0 million available under our term loan agreement with Fleet. We made our first two principal payments of $0.4 million each during 1999.

     Net cash provided by operating activities was $12.8 million in 1999. Net cash used by operating activities was $7.6 million in 1998. Net cash provided by operating activities was $0.6 million in 1997. The positive cash from operating activities in 1999 primarily reflects payments received under our collaborative agreements. The negative cash flow from operating activities primarily reflects the net operating loss in 1998. The positive cash flow from operating activities in 1997 primarily reflects payments received from corporate collaborators.

     Net cash used by investing activities for the years ended December 31, 1999 and 1998 was $28.1 and $3.7 million, respectively, primarily from fixed asset additions. Net cash used by investing activities during the year ended December 31, 1997 was $42.7 million, resulting primarily from the purchase of marketable securities from the proceeds of public offering of our common stock.

     Net cash provided by financing activities for the years ended December 31, 1999, 1998 and 1997 was $13.8 million, $2.0 million and $20.7 million, respectively. The increase in 1999 primarily reflects proceeds from borrowings under the Fleet term loan, the increase in 1998 primarily reflects proceeds from the $2.0 million equity investment by American Home Products Corporation and the increase in 1997 primarily reflects proceeds from our April 1997 follow-on public offering of our common stock.

     We expect that our available cash and marketable securities, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, and other factors. We can not guarantee that we will be able to obtain additional customers for our products and services, or that our products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from the public or private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

YEAR 2000 COMPLIANCE

     We did not experience significant Year 2000 compliance issues with our internal systems. We established a project team to address Year 2000 risks. We also initiated various information technology enhancement projects intended to improve access to and dissemination of scientific and business information throughout our company to enhance development and operational efficiencies. As the costs associated with these initiatives were part of our continuing improvement process, they were recognized as incurred in 1999.

     We do not currently have any formal information concerning Year 2000 compliance status of our customers and suppliers but we have received indications that most of our significant customers and suppliers successfully achieved Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Dates of FASB Statement 133," on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Had we implemented SFAS No. 133 in the current period, financial position and results of operations would not have been affected.

     SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," issued in November 1999, expresses views of the Staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. This includes accrual of exit and employee termination costs pursuant to Emerging Issues Task Force
(EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the recognition of impairment charges pursuant to Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued in December 1999, summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The statements in the staff accounting bulletins represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

     We are currently reviewing the impact of this pronouncement and these Staff Accounting Bulletins on us.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Our future operating results could differ materially from the results described above due to the risks and uncertainties described in exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. We entered into an interest rate swap agreement with Fleet National Bank primarily to reduce the impact of changes in interest rates on our term loan agreement. The impact on our financial position and results of operations from likely changes in interest rates is not material as our hedging of transactions is limited to this specific liability.

     See Notes 2 and 7 to the Consolidated Financial Statements for a description of the Company's use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1999 due to the short-term maturities of these instruments.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     23
Consolidated Balance Sheet at December 31, 1998 and 1999....     24
Consolidated Statement of Operations for the three years
  ended December 31, 1999...................................     25
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 1999.............................     26
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1999...................................     27
Notes to Consolidated Financial Statements..................     29
Consolidated Financial Statement Schedules:
  Schedules are not included because they are not applicable or the information is included in the Notes to
     Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of ArQule, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 27, 2000

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                                              --------------------------
                                ASSETS
Current assets:

  Cash and cash equivalents.................................    $  5,780       $  4,208

  Marketable securities.....................................      28,090         32,213

  Accounts receivable.......................................       3,028          2,529

  Accounts receivable -- related party......................       2,680          1,424

  Inventory.................................................         526            486

  Prepaid expenses and other current assets.................         869            579

  Notes receivable from related parties.....................          30             --
                                                                --------       --------
          Total current assets..............................      41,003         41,439

Property and equipment, net.................................      17,821         34,093

Other assets................................................       1,656          1,814
                                                                --------       --------
                                                                $ 60,480       $ 77,346
                                                                ========       ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of capital lease obligations..............    $    907       $    316

  Current portion of long term debt.........................          --          2,525

  Accounts payable and accrued expenses.....................       2,094          5,719

  Deferred revenue..........................................       2,456         15,508
                                                                --------       --------
          Total current liabilities.........................       5,457         24,068

Capital lease obligations...................................         306             --

Deferred revenue............................................         450          3,825

Long term debt..............................................          --         10,700

                                                                --------       --------
          Total liabilities.................................       6,213         38,593
                                                                --------       --------
Commitments (Note 11).......................................          --             --

Stockholders' equity:

  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding............          --             --

  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 12,171,335 and 12,864,225 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................         122            129

  Additional paid-in capital................................      71,432         73,167

  Accumulated deficit.......................................     (17,105)       (34,538)
                                                                --------       --------
                                                                  54,449         38,758
  Deferred compensation.....................................        (182)            (5)
                                                                --------       --------
          Total stockholders' equity........................      54,267         38,753
                                                                --------       --------
                                                                $ 60,480       $ 77,346
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998        1999
                                                              -------    -------    --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Revenue

  Compound development revenue..............................  $13,840    $11,868    $  9,421

  Compound development revenue -- related party.............    3,580     10,325       9,161
                                                              -------    -------    --------
                                                               17,420     22,193      18,582
                                                              -------    -------    --------
Costs and expenses:

  Cost of revenue...........................................    8,039      7,506       8,851

  Cost of revenue -- related party..........................    2,179      6,530       8,606

  Research and development..................................    4,704     10,427      14,260

  Marketing, general and administrative.....................    4,670      6,387       6,022
                                                              -------    -------    --------
                                                               19,592     30,850      37,739
                                                              -------    -------    --------
     Loss from operations...................................   (2,172)    (8,657)    (19,157)

Interest income.............................................    2,686      2,364       1,915

Interest expense............................................     (223)      (169)       (191)
                                                              -------    -------    --------
     Net income (loss)......................................  $   291    $(6,462)   $(17,433)
                                                              =======    =======    ========
Basic net income (loss) per share...........................  $   .03    $ (0.54)   $  (1.38)
                                                              =======    =======    ========
Weighted average common shares outstanding -- basic.........   11,282     12,031      12,606
                                                              =======    =======    ========
Diluted net income (loss) per share.........................  $   .02    $ (0.54)   $  (1.38)
                                                              =======    =======    ========
Weighted average common shares outstanding -- diluted.......   12,394     12,031      12,606
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK        ADDITIONAL                                    TOTAL
                                ----------------------    PAID-IN     ACCUMULATED     DEFERRED     STOCKHOLDERS'
                                  SHARES     PAR VALUE    CAPITAL       DEFICIT     COMPENSATION      EQUITY
                                ----------   ---------   ----------   -----------   ------------   -------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1996........................   9,851,487     $ 99       $46,102      $(10,934)       $(646)        $ 34,621

Cancellation of unvested
  portion of restricted stock
  stock upon employee
  termination.................     (48,444)      --                                                        --

Stock option exercises........     133,374        1           352                                         353

Employee stock purchase
  plan........................       9,173       --           110                                         110

Issuance of common stock in
  connection with secondary
  public offering, net of
  issuance costs of $1,645....   1,932,500       19        21,526                                      21,545

Compensation related to the
  grant of common stock
  options.....................                                328                       (328)              --

Amortization of deferred
  compensation................                                                           420              420

Net income....................                                              291                           291
                                ----------     ----       -------      --------        -----         --------
Balance at December 31,
  1997........................  11,878,090      119        68,418       (10,643)        (554)          57,340

Stock option exercises........     134,639        1           793                                         794

Employee stock purchase
  plan........................      53,619        1           381                                         382

Issuance of common stock in
  connection with American
  Home Products investment in
  ArQule, Inc.................     104,987        1         1,999                                       2,000

Compensation related to the
  grant of common stock
  options.....................                               (159)                       159               --

Amortization of deferred
  compensation................                                                           213              213

Net loss......................                                           (6,462)                       (6,462)
                                ----------     ----       -------      --------        -----         --------
Balance at December 31,
  1998........................  12,171,335      122        71,432       (17,105)        (182)          54,267

Stock option exercises........     536,473        5           888                                         893

Employee stock purchase
  plan........................     156,417        2           538                                         540

Compensation related to the
  grant of common stock
  options.....................                                309                       (309)              --

Amortization of deferred
  compensation................                                                           486              486

Net loss......................                                          (17,433)                      (17,433)
                                ----------     ----       -------      --------        -----         --------
Balance at December 31,
  1999........................  12,864,225     $129       $73,167      $(34,538)       $  (5)        $ 38,753
                                ==========     ====       =======      ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:

  Net income (loss)........................................  $    291    $ (6,462)   $(17,433)

  Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

     Depreciation and amortization.........................     2,580       4,620       7,690

     Amortization of deferred compensation.................       420         213         486

     (Increase) decrease in accounts receivable............    (2,883)     (2,575)      1,755

     (Increase) decrease in inventory......................      (953)        427          40

     (Increase) decrease in prepaid expenses and other
       current assets......................................      (182)       (349)        290

     Increase in other assets..............................       (17)     (1,500)       (158)

     Decrease in notes receivable from related parties.....       176         197          30

     Increase (decrease) in accounts payable and accrued
       expenses............................................     1,695        (710)      3,625

     Increase (decrease) in deferred revenue...............      (519)     (1,488)     16,427
                                                             --------    --------    --------
       Net cash provided by (used in) operating
          activities.......................................       608      (7,627)     12,752
                                                             --------    --------    --------
Cash flows from investing activities:

  Purchases of marketable securities.......................   (61,447)    (44,109)    (57,731)

  Proceeds from sale or maturity of marketable
     securities............................................    27,802      50,164      53,608

  Additions to property and equipment......................    (9,085)     (9,787)    (23,962)
                                                             --------    --------    --------
       Net cash used in investing activities...............   (42,730)     (3,732)    (28,085)
                                                             --------    --------    --------
Cash flows from financing activities:

  Principal payments of capital lease obligations..........    (1,335)     (1,174)       (897)

  Borrowings of long term debt.............................        --          --      14,000

  Principal payments of long term debt.....................        --          --        (775)

  Proceeds from issuance of common stock, net..............    22,008       3,176       1,433
                                                             --------    --------    --------
       Net cash provided by financing activities...........    20,673       2,002      13,761
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (21,449)     (9,357)     (1,572)

Cash and cash equivalents, beginning of period.............    36,586      15,137       5,780
                                                             --------    --------    --------
Cash and cash equivalents, end of period...................  $ 15,137    $  5,780    $  4,208
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations of $856 were incurred in 1997 when the Company entered into leases for various machinery and equipment, furniture and fixtures, and leasehold improvements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1997, 1998 and 1999 the Company paid approximately $223, $169 and $191, respectively, for interest expense.

                                  ARQULE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION AND NATURE OF OPERATIONS

     ArQule, Inc. is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical, biotechnology and agrochemical industries. Our operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development and product development candidates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

  Basis of Consolidation

     The consolidated financial statements include the accounts of ArQule, Inc. and its majority-owned subsidiary ArQule Catalytics, Inc., which was incorporated in February 1998 (collectively, "we", "us", "our" and the "Company"). All intercompany transactions and balances have been eliminated.

  Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased within three months of maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities that have strong credit ratings. These investments are subject to minimal credit and market risks. At December 31, 1998 and 1999, we have classified these investments as available-for-sale.

  Fair Value of Financial Instruments

     At December 31, 1998 and 1999, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, notes receivable from a related party, accounts payable and accrued expenses. The carrying amounts of these instruments approximate their fair values.

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

  Revenue Recognition

     Compound development revenue relates to revenue from significant collaborative agreements and from licensing of compound arrays. Revenue from collaborative agreements includes the delivery of compounds and compound development work recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of either compound delivery or development. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan. Revenue from compound delivery also includes technology transfer fees and fees realized based on the achievement of production levels. Since the technology transfer fees are included in agreements that also include compound delivery, the technology transfer fees are recognized ratably upon the commencement of delivery. Contingent fees related to the achievement of production levels are recognized when such levels are

                                  ARQULE, INC.

achieved. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.

  Cost of Revenue

     Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to develop and produce compound arrays. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Stock Compensation

     Options granted to employees are accounted for in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, no compensation expense is recognized for options granted at fair market value. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). Options granted to nonemployees are accounted for using the fair value method and are recognized as compensation expense over their respective service periods.

  Inventories

     Inventory, consisting only of raw materials, comprises costs associated with our Mapping Array libraries and is stated at the lower of cost, on a first-in, first-out basis, or market. Such costs are capitalized after achieving technological feasibility.

  Segment Data

     We are principally engaged in one industry segment. We also operate principally in one geographic location, the United States. See Note 12 with respect to significant customers.

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

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation. These reclassifications had no effect on the net income for 1997 or the net loss for 1998.

  Earnings (Loss) Per Share

     We compute and report earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Stock options for the purchase of 2,338,586 and 2,604,493 shares of common stock were not included in the 1998 and 1999 computation of diluted net loss

                                  ARQULE, INC.

per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

  Recent Accounting Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Dates of FASB Statement 133," on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Had we implemented SFAS No. 133 in the current period, financial position and results of operations would not have been affected.

     SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," issued in November 1999, expresses views of the Staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. This includes accrual of exit and employee termination costs pursuant to Emerging Issues Task Force
(EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the recognition of impairment charges pursuant to Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued in December 1999, summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The statements in the Staff Accounting Bulletins represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

     We are currently reviewing the impact of this pronouncement and these Staff Accounting Bulletins on us.

3.  RELATED PARTIES

     We have entered into a number of license, research and development agreements (the "Agreements") with corporate collaborators. Two agreements were entered into with Solvay Duphar B.V. ("Solvay") and Wyeth-Ayerst
Pharmaceuticals, a division of American Home Products Corporation
("Wyeth-Ayerst"). Revenue related to the Solvay Agreement is included in compound development revenue -- related party from 1997 through 1999. In 1998, Wyeth-Ayerst became a related party. Solvay and Wyeth-Ayerst are related parties as they each have a representative on our Board of Directors.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 1998 and 1999:

                                                                     DECEMBER 31,
                                                                   ------------------
                                                    MATURITY        1998       1999
                                                  -------------    -------    -------
       U.S. Government obligations..............  Within 1 year    $ 2,002    $ 3,950
       Corporate bonds..........................  Within 1 year     26,088     28,263
                                                                    -------    -------
                                                                   $28,090    $32,213
                                                                   =======    =======

     At December 31, 1998 and 1999, marketable securities are carried at amortized cost, which approximates fair market value. All of our marketable securities are classified as current at December 31, 1998 and 1999 as the funds are highly liquid and are available to meet working capital needs and to fund current operations.

                                  ARQULE, INC.

Gross unrealized gains and losses on sales of securities for the years ended December 31, 1998 and 1999 were not significant.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                        USEFUL LIFE       DECEMBER 31,
                                                         ESTIMATED     ------------------
                                                          (YEARS)       1998       1999
                                                        -----------    -------    -------
        Machinery and equipment......................        5        $ 9,083    $12,423

        Leasehold improvements.......................     3-15          9,548     28,050

        Furniture and fixtures.......................        7            606      1,651

        Computer equipment...........................        3          4,527      6,747

        Construction-in-progress.....................       --          3,125      1,980
                                                                       -------    -------
                                                                       26,889     50,851
                                                                       -------    -------
        Less -- accumulated depreciation and
          amortization...............................                   9,068     16,758
                                                                       -------    -------
                                                                      $17,821    $34,093
                                                                       =======    =======

     Assets held under capital leases at December 31, 1998 and 1999 consisted of $1,900 of machinery and equipment, $1,785 of leasehold improvements, $703 in computer equipment and $107 of furniture and fixtures. Accumulated amortization of these assets totaled $3,290 and $4,179 at December 31, 1998 and 1999, respectively. For the years ended December 31, 1997, 1998 and 1999, amortization expense related to assets held under capital lease obligations was $1,198, $1,083 and $889, respectively. Total depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999, was $2,580, $4,620 and $7,690,
respectively.

     Included in the above amounts of Property and Equipment is interest which was capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34 ("SFAS 34"), "Capitalization of Interest Costs". Interest is capitalized by applying an interest rate to the average amount of accumulated expenditures for an asset during a period which we have borrowings. Accordingly, we capitalized $440 of interest costs during 1999.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                                                         DECEMBER 31,
                                                                       ----------------
                                                                        1998      1999
                                                                       ------    ------
          Accounts payable...........................................  $  818    $3,636

          Accrued payroll............................................     916       944

          Accrued professional fees..................................     360       264

          Accrued lease termination..................................      --       800

          Other accrued expenses.....................................      --        75
                                                                       ------    ------
                                                                       $2,094    $5,719
                                                                       ======    ======

7.  DEBT

     In March 1999, we entered into a term loan agreement with Fleet National Bank ("Fleet"). The terms of this agreement allow for borrowings up to a maximum of $15,000 based on 80% of qualifying property and equipment purchases, provided that we comply with certain covenants, including the maintenance of specified financial ratios. Borrowings under this facility are classified as either "Tranche A" (term loans entered into

                                  ARQULE, INC.

before June 30, 1999) or "Tranche B" (term loans entered into between July 1, 1999 and June 30, 2000). Principal amounts due are payable in 16 equal quarterly installments beginning on September 30, 1999 and September 30, 2000 for "Tranche A" and "Tranche B" borrowings, respectively. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of this agreement and accrues at 7.94% and 7.92% at December 31, 1999 for "Tranche A" and "Tranche B", respectively. We entered into an interest rate swap agreement with Fleet primarily to reduce the impact of changes in interest rates on our term loan agreement. At December 31, 1999, we had an interest rate swap with a notional amount of $6.2 million. Under this agreement, we will pay Fleet interest at a weighted average fixed rate of 7.94%. Settlement accounting is used for this interest rate swap which expires in June 2003. The impact on our financial position and results of operations from likely changes in interest rates is not material as our hedging of transactions is limited to this specific liability. As of December 31, 1999, we had borrowed $6,200 and $7,800 of "Tranche A" and "Tranche B" loans, respectively, and has a total outstanding balance of $13,225. This facility is collateralized by all of our property and equipment.

     On February 23, 1994, we entered into a lease line agreement with BankBoston allowing for eligible equipment purchases of up to $8,500. Based on the terms of the agreement, each lease extends for a period of forty-two equal monthly payments. At December 31, 1999, we had $4,000 available for future purchases.

     Our principal amounts due under the term loan agreement are as follows:

                     YEAR ENDING
                     DECEMBER 31,                       TRANCHE A    TRANCHE B
                     ------------                       ---------    ---------
  2000................................................   $1,550       $  975
  2001................................................    1,550        1,950
  2002................................................    1,550        1,950
  2003................................................      775        1,950
  2004................................................       --          975
                                                         ------       ------
     Total payments due...............................   $5,425       $7,800
                                                         ======       ======

8.  STOCKHOLDERS' EQUITY

  Preferred Stock

     We are authorized to issue up to 1.0 million shares of preferred stock. As of December 31, 1998 and 1999 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

  Common Stock

     Our amended Certificate of Incorporation authorized the issuance of up to 30 million shares of $0.01 par value common stock.

     On April 4, 1997, we completed a follow-on offering of 1,932,500 shares of common stock, which included the underwriters' exercise of their over-allotment of 300,000 shares of common stock on April 14, 1997.

     At December 31, 1999, we have 3,337,604 common shares reserved for purchase of common stock under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan and the 1996 Directors Plan.

9.  STOCK OPTION PLANS

     During 1998, our stockholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan") increasing the number of shares of common stock available for

                                  ARQULE, INC.

awards under the Equity Incentive Plan to 4,700,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock-based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 1999, no stock appreciation rights have been issued. At December 31, 1999, there were 899,913 shares available for future grant under the Equity Incentive Plan.

     Subject to the restrictions above, the Board of Directors is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

     In 1996, the stockholders approved the 1996 Director Stock Option Plan (the "1996 Director Plan") for nonemployee directors. Under this plan, eligible directors are automatically granted once a year, at our annual meeting of stockholders, options to purchase 3,500 shares of common stock, which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of our next annual stockholders' meeting held after the date of grant. All options granted pursuant to the 1996 Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 1999, options to purchase 79,500 shares of common stock have been granted under this plan of which 74,500 shares are currently exercisable. A maximum of 125,000 shares of our common stock is reserved for issuance in accordance with the terms of this plan, of which 45,500 shares are available for future grant as of December 31, 1999.

     We apply APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan. No compensation expense has been recognized under the Equity Incentive Plan for employee grants. Had compensation cost been determined based on the estimated, value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net loss, pro forma basic net loss per share and diluted net loss per share would have been as follows:

                                                             DECEMBER 31,
                                                  -----------------------------------
                                                   1997          1998          1999
                                                  -------    ------------    --------
      Pro forma net loss........................  $(2,583)     $(13,217)     $(21,746)

      Pro forma basic and diluted net loss per
        share...................................  $ (0.23)     $  (1.10)     $  (1.73)

  Valuation of Stock Plans

     During 1998 and 1999, we issued 45,500 and 45,500 options, respectively, to certain members of our Scientific Advisory Board (SAB) under the Equity Incentive Plan. In 1999, 18,000 shares were cancelled. A total of $182 and $5 at December 31, 1998 and 1999, respectively, was recorded as deferred compensation and is being amortized as compensation expense over the vesting period of the options. Compensation expense in 1998 and 1999 was $213 and $486, respectively.

     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

                                  ARQULE, INC.

The model was calculated using the following weighted-average assumptions: no dividend yield for all years; 50% volatility for 1997, and 75% volatility for 1998 and 1999 for nonemployee grants and employee grants; risk-free interest rates of 6.0% in 1997 and 1998, 5.46% in 1999; expected lives of 4 years in 1997, 1998 and 1999 for options granted.

     Option activity under the Plans for the three years ended December 31, 1999 was as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
      STOCK OPTIONS                                           OF SHARES      PRICE
      -------------                                           ----------    --------
      Outstanding at December 31, 1996......................   1,272,670     $ 3.72
      Granted...............................................   1,016,412      16.62
      Exercised.............................................    (133,374)      2.64
      Cancelled.............................................     (44,456)      9.57
                                                               ----------
      Outstanding at December 31, 1997......................   2,111,252       9.87
      Granted...............................................   1,606,265       9.06
      Exercised.............................................    (134,639)      5.90
      Cancelled.............................................  (1,244,292)     15.25
                                                               ----------
      Outstanding at December 31, 1998......................   2,338,586       6.68
      Granted...............................................   1,043,005       4.65
      Exercised.............................................    (536,473)      1.67
      Cancelled.............................................    (243,125)      7.36
                                                               ----------
      Outstanding as of December 31, 1999...................   2,601,993     $ 6.84
                                                               ==========
      Exercisable at December 31, 1999......................     990,391     $ 9.06
                                                               ==========
      Weighted average estimated value of options granted
         during the year ended December 31, 1999.............                $ 3.28

     The following table summarizes information about options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -----------------------------------------    ------------------------
                                                      WEIGHTED
                                       NUMBER          AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
                                   OUTSTANDING AT     REMAINING     AVERAGE        AS OF        AVERAGE
                                    DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                1999            LIFE         PRICE          1999         PRICE
------------------------           --------------    -----------    --------    ------------    --------
$ 0.0000 --  2.4000..............       51,625           5.7         $ 1.05        46,749        $ 0.95
  2.4001 --  4.8000..............      765,500           8.1           4.47       114,000          4.09
  4.8001 --  7.2000..............    1,325,266           8.1           5.21       438,790          5.35
  9.6001 -- 12.0000..............      117,834           3.1          10.83       117,834         10.83
 12.0001 -- 14.4000..............       70,320           3.7          14.13        69,070         14.13
 14.4001 -- 16.8000..............       42,500           5.3          16.07        40,000         16.10
 16.8001 -- 19.2000..............      129,448           7.1          17.71        91,948         17.66
 19.2001 -- 21.6000..............       57,500           7.7          21.00        30,000         21.00
 21.6001 -- 24.0000..............       42,000           4.8          22.94        42,000         22.94
                                     ---------                                    -------
                                     2,601,993           7.6         $ 6.84       990,391        $ 9.06
                                     =========                                    =======

     On September 8, 1998 we determined that certain stock options issued to our employees had an exercise price significantly higher than the fair market value of our common stock. In light of our conclusions that such options were not providing the desired incentive, we provided employees with the opportunity to exchange

                                  ARQULE, INC.

options previously granted to them under the Equity Incentive Plan on or after June 25, 1996 for new options ("the Replacement Options") to purchase the same number of shares of common stock at an exercise price of $4.875 per share, the then fair market value of our common stock. A total of 985,059 options were exchanged. Employees (other than those individuals designated as "officers" by the Company, including those officers subject to Section 16 of the Securities Exchange Act of 1934) were given the choice of retaining their existing options, with the original vesting schedule, or accepting the Replacement Options, with a vesting schedule extended by one year.

  Employee Stock Purchase Plan

     In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. At December 31, 1999, 219,209 shares have been purchased pursuant to the Purchase Plan. In May 1999 the Board of Directors approved an increase from 120,000 shares reserved to 420,000 shares reserved of common stock for purchase under the Purchase Plan. This increase is subject to approval at the May 2000 annual meeting of stockholders.

10.  INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 1997, 1998 and 1999.

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                     1997        1998        1999
                                                    -------    --------    --------
      Deferred tax assets:

        Preoperating costs capitalized for tax
        purposes...............................     $   288    $    210     $   189

        Net operating loss carryforwards..........    4,506       7,068       6,671

        Tax credit carryforwards..................      811       2,324       3,773

        Equity based compensation.................      173         286         486

        Book depreciation in excess of tax........       --         411       1,361

        Reserves and accruals.....................       --          --         329

        Deferred revenue..........................       --          --       6,362

        Other.....................................       40          39          18
                                                    -------    --------     -------
                                                    $ 5,818    $ 10,338     $19,189
      Deferred tax liabilities:

        Tax depreciation in excess of book........     (135)         --          --

      Valuation allowance.........................   (5,683)    (10,338)    (19,189)
                                                    -------    --------     -------
        Net deferred tax assets...................  $    --    $     --     $    --
                                                    =======    ========     =======

                                  ARQULE, INC.

     We have provided a full valuation allowance for the deferred tax assets, as the realization of these future benefits is not sufficiently assured as of the end of each related year. If we achieve profitability, the deferred tax assets will be available to offset future income tax liabilities and expense. Of the $19.2 million valuation allowances at December 31, 1999, $1.2 million relates to deductions for disqualifying dispositions and non-qualified stock options that will be credited to paid in capital, if realized.

     A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1999 follows:

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                        1997      1998       1999
                                                        -----    -------    -------
      Income tax benefit (expense) at statutory
        rate..........................................  $(102)   $ 2,262    $ 6,102
      State tax benefit (expense), net................    (18)       399      1,076
      Losses and credits without current tax
        benefit.......................................     --     (2,650)    (7,170)
      Utilization of net operating loss
        carryforwards.................................    133         --         --
      Other...........................................    (13)       (11)        (8)
                                                         -----    -------    -------
        Tax Provision.................................  $  --    $    --    $    --
                                                         =====    =======    =======

     We have available net operating loss carryforwards of approximately $16.4 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2009 to 2019. Federal and state tax credit carryforwards of approximately $1.9 million and $2.9 million, respectively, expire principally in 2009 to 2019. Under the Internal Revenue Code, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

11.  COMMITMENTS

  Leases

     We lease facilities and equipment under noncancelable operating and capital leases. The future minimum lease commitments under these leases are as follows:

      YEAR ENDING                                                 OPERATING    CAPITAL
      DECEMBER 31,                                                 LEASES      LEASES
      ------------                                                ---------    -------
      2000......................................................   $ 2,560       305
      2001......................................................     2,502        --
      2002......................................................     2,502        --
      2003......................................................     2,502        --
      2004......................................................     2,502        --
      thereafter................................................    17,755        --
                                                                   -------      ----
                                                                                 305
      Interest due on capital leases............................                  11
                                                                   -------      ----
                Total minimum lease payments....................   $30,323      $316
                                                                   =======      ====

     Rent expense under noncancelable operating leases was approximately $582, $1,105 and $1,420 for the years ended December 31, 1997, 1998, and 1999, respectively.

                                  ARQULE, INC.

12.  CONCENTRATION OF CREDIT RISK

     Revenues from five of our customers accounted for 12%, 13%, 21%, 21% and 22% of total revenues during 1997. Revenues from five of our customers accounted for 12%, 13%, 14%, 16% and 30% of total revenues during 1998. Revenues from five of our customers accounted for 12%, 13%, 16%, 20% and 30% of total revenues during 1999. Three of our customers accounted for 21%, 37% and 42% of our accounts receivable balance at December 31, 1997, 21%, 31% and 41% of our accounts receivable balance at December 31, 1998, and 23%, 31% and 46% of our accounts receivable balance at December 31, 1999. We do not require collateral on accounts receivable balances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report on Form 8-K and the remainder is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Election of Directors" in the our Proxy Statement relating to our 2000 Annual Meeting of Stockholders scheduled for May 18, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement relating to our 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement relating to our 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions, "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our Proxy Statement relating to our 2000 Annual Meeting of Stockholders and from Note 9 to the Financial Statements included in this Annual Report on Form 10-K.

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

     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1999.

     (c) EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   3.1 Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.

   3.2     Amended and Restated By-laws of the Company. Filed as
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.

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

  10.2* Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.

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

 10.21+ Amendment No. 2 to Research & Development License Agreement between the Company and Abbott Laboratories dated as of December 24, 1996. Filed as Exhibit 10.21 to the Company's incorporated herein by reference.

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

 10.36+ Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc., dated as of December 15, 1998. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commissioner on March 29, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.37+ Employment agreement between Dr. Stephen A. Hill and the Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.38 Term loan agreement between Fleet National Bank and the Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

 10.39* Technology Acquisition Agreement between Pfizer Inc. and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.40+ Sublease between Pfizer Inc. and the Company, dated July 16, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.41+ Research Cooperation Agreement between Bayer AG and the Company, dated October 1, 1999. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.42* Employment Agreement with Philippe Bey, dated July 21, 1999. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.43+ Agreement between the Company and Monsanto Company dated as of January 11, 2000. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on (File No. 000-21429) and incorporated herein by reference.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on March 23, 2000.

                                          ARQULE, INC.

                                          By:      /s/ STEPHEN A. HILL
                                            ------------------------------------
                                                      Stephen A. Hill
                                               President and Chief Executive
                                                           Officer

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

/s/ STEPHEN A. HILL                                  President, Chief Executive         March 23, 2000
---------------------------------------------------  Officer and Director (Principal
Stephen A. Hill                                      Executive Officer)

/s/ DAVID C. HASTINGS                                Vice President, Chief Financial    March 23, 2000
---------------------------------------------------  Officer and Treasurer
David C. Hastings                                    (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

/s/ LAURA AVAKIAN                                    Director                           March 23, 2000
---------------------------------------------------
Laura Avakian

/s/ WERNER CAUTREELS                                 Director                           March 23, 2000
---------------------------------------------------
Werner Cautreels

/s/ STEPHEN M. DOW                                   Director                           March 23, 2000
---------------------------------------------------
Stephen M. Dow

/s/ L. PATRICK GAGE                                  Director                           March 23, 2000
---------------------------------------------------
L. Patrick Gage

/s/ TUAN HA-NGOC                                     Director                           March 23, 2000
---------------------------------------------------
Tuan Ha-Ngoc

/s/ MICHAEL ROSENBLATT                               Director                           March 23, 2000
---------------------------------------------------
Michael Rosenblatt

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

 10.21+ Amendment No. 2 to Research & Development License Agreement between the Company and Abbott Laboratories dated as of December 24, 1996. Filed as Exhibit 10.21 to the Company's incorporated herein by reference.

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

 10.36+ Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc., dated as of December 15, 1998. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commissioner on March 29, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.37+ Employment agreement between Dr. Stephen A. Hill and the Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.38 Term loan agreement between Fleet National Bank and the Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.39* Technology Acquisition Agreement between Pfizer Inc. and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.40+ Sublease between Pfizer Inc. and the Company, dated July 16, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

 10.41+ Research Cooperation Agreement between Bayer AG and the Company, dated October 1, 1999. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.42* Employment Agreement with Philippe Bey, dated July 21, 1999. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

 10.43+ Agreement between the Company and Monsanto Company dated as of January 11, 2000. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on (File No. 000-21429) and incorporated herein by reference.

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