Form 10-Q
period 2000-03-31
ARQULE INC
filed 2000-05-11
CIK 1019695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NO. 000-21429

                                  ARQULE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3221586
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

 19 PRESIDENTIAL WAY, WOBURN, MASSACHUSETTS                        01801
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (781) 994-0300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  YES     [ ]  NO

     Number of shares outstanding of the registrant's Common Stock as of May 3, 2000:


        Common Stock, par value $.01                   13,536,921 shares outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARQULE, INC.

                          QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1 -- Unaudited Consolidated Financial Statements
          Consolidated Balance Sheet (Unaudited)
            March 31, 2000 and December 31, 1999............    2
          Consolidated Statement of Operations (Unaudited)
            Three months ended March 31, 2000 and 1999......    3
          Consolidated Statement of Cash Flows (Unaudited)
            Three months ended March 31, 2000 and 1999......    4
          Notes to Unaudited Consolidated Financial
            Statements......................................    5
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............    6
PART II -- OTHER INFORMATION................................    8
Signatures..................................................    9

                                  ARQULE, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $12,775       $ 4,208
  Marketable securities.....................................    23,949        32,213
  Accounts receivable.......................................     1,538         2,529
  Accounts receivable related party.........................     1,424         1,424
  Inventory.................................................       397           486
  Prepaid expenses and other current assets.................     1,201           579
                                                               -------       -------
          Total current assets..............................    41,284        41,439
  Property and equipment, net...............................    32,519        34,093
  Other assets..............................................     1,786         1,814
                                                               -------       -------
                                                               $75,589       $77,346
                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $ 2,854       $ 5,719
  Current portion of capital lease obligations..............       179           316
  Current portion of long-term debt.........................     3,013         2,525
  Deferred revenue..........................................    13,493        14,375
  Deferred revenue related party............................     1,082         1,133
                                                               -------       -------
          Total current liabilities.........................    20,621        24,068
                                                               -------       -------
Long term debt..............................................     9,825        10,700
Deferred revenue............................................     2,711         3,825
                                                               -------       -------
          Total liabilities.................................    33,157        38,593
                                                               -------       -------
Shareholders' Equity:
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 13,473,256 and 12,864,225 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively...........................................       135           129
  Additional paid-in capital................................    78,552        73,167
  Accumulated deficit.......................................   (35,880)      (34,538)
                                                               -------       -------
                                                                42,807        38,758
Deferred compensation.......................................      (375)           (5)
                                                               -------       -------
          Total stockholders' equity........................    42,432        38,753
                                                               -------       -------
                                                               $75,589       $77,346
                                                               =======       =======

    The accompanying notes are an integral part of these unaudited financial statements.

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenue:
  Compound development revenue..............................  $ 7,690    $ 1,804
  Compound development revenue -- related party.............    2,698      2,208
                                                              -------    -------
          Total revenue.....................................   10,388      4,012
                                                              -------    -------
Costs and expenses:
  Cost of revenue...........................................    4,002      1,652
  Cost of revenue -- related party..........................    1,404      2,022
  Research and development..................................    4,188      3,347
  Marketing, general and administrative.....................    2,361      1,243
                                                              -------    -------
          Total costs and expenses..........................   11,955      8,264
                                                              -------    -------
  Loss from operations......................................   (1,567)    (4,252)
Interest income.............................................      502        424
Interest expense............................................     (277)      (138)
                                                              -------    -------
  Net loss..................................................  $(1,342)   $(3,966)
                                                              =======    =======
Basic net loss per share....................................  $ (0.10)   $ (0.32)
                                                              =======    =======
Weighted average common shares outstanding..................   13,205     12,317
                                                              =======    =======
Diluted net loss per share..................................  $ (0.10)   $ (0.32)
                                                              =======    =======
Weighted average common shares and equivalents
  outstanding...............................................   13,205     12,317
                                                              =======    =======

    The accompanying notes are an integral part of these unaudited financial statements.

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss..................................................  $ (1,342)   $ (3,966)
Adjustment to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     1,777       1,395
  Amortization of deferred compensation.....................       237          78
  Decrease in accounts receivable...........................       991       3,072
  Decrease in inventory.....................................        89          13
  (Increase) decrease in prepaid expenses and other current
     assets.................................................      (622)        172
  Decrease in other assets..................................        28          12
  (Decrease) increase in accounts payable and accrued
     expenses...............................................    (2,865)      2,331
  Decrease in deferred revenue..............................    (2,047)       (653)
                                                              --------    --------
     Net cash (used in) provided by operating activities....    (3,754)      2,454
                                                              --------    --------
Cash flows from investing activities:
  Purchases of available-for-sale securities................   (20,260)    (13,942)
  Proceeds from sale or maturity of marketable securities...    28,524      11,908
  Proceeds from tenant improvement allowance................     2,212          --
  Additions to property and equipment.......................    (2,415)     (3,110)
                                                              --------    --------
     Net cash provided by (used in) investing activities....     8,061      (5,144)
                                                              --------    --------
Cash flows from financing activities:
  Principal payments of capital lease obligation............      (137)       (256)
  Principal payments of long-term debt......................      (387)         --
  Proceeds from issuance of common stock....................     4,784         483
                                                              --------    --------
     Net cash provided by financing activities..............     4,260         227
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     8,567      (2,463)
  Cash and cash equivalents, beginning of period............     4,208       5,780
                                                              --------    --------
  Cash and cash equivalents, end of period..................  $ 12,775    $  3,317
                                                              ========    ========

    The accompanying notes are an integral part of these unaudited financial statements.

                                  ARQULE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We have prepared the accompanying consolidated financial statements without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 1999 thereto included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2000. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2000, and the results of our operations for the three month periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Machinery and equipment..............................   $14,890       $12,423
Leasehold improvements...............................    26,470        28,050
Furniture and fixtures...............................     1,652         1,651
Computer equipment...................................     7,830         6,747
Construction-in-progress.............................       212         1,980
                                                        -------       -------
                                                         51,054        50,851
Less -- accumulated depreciation and amortization....    18,535        16,758
                                                        -------       -------
                                                        $32,519       $34,093
                                                        =======       =======

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

     We do not expect this Staff Accounting Bulletin to have a material effect on our financial statements.

4. MONSANTO COLLABORATION AMENDMENT

     On January 12, 2000, we announced we had extended and expanded our 1996 agreement with Monsanto. The terms of the amended agreement extend the relationship for an additional year through 2002 and provide Searle, the pharmaceutical division of Monsanto, with access to our Mapping Array and new Compass Array libraries in addition to access for the rest of Monsanto for screening in their pharmaceutical, nutritional, and animal health programs.

5. SUBSEQUENT EVENT

     On April 28, 2000, we withdrew our registration statement for our follow-on offering to sell 2.875 million shares of common stock that we had previously filed on March 27, 2000.

                                  ARQULE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW

     We are engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical, biotechnology, bioseparations and agrochemical industries. We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation and lead compound optimization activities. We also offer other research and development services to meet the needs of our customers. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions, and are pursuing a limited number of our own internal drug discovery programs.

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

     We have incurred a cumulative net loss of $35.8 million through March 31, 2000. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. Our ability to achieve profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, and realize value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

     The Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements reflecting management's current expectations regarding our future performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit 99.1 to our Annual Report on Form 8-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2000 and 1999

     Revenue. Our revenue for the three months ended March 31, 2000 increased $6.4 million to $10.4 million from $4.0 million for the same period in 1999. This increase is primarily due to amortization of upfront fees and fees for delivery of Custom Array sets to Pfizer and Bayer, as well as increased compound development revenue from work performed on and the delivery of Mapping Array and Directed Array sets under our other collaborative agreements.

     Cost of revenue. Our cost of revenue for the three months ended March 31, 2000 increased $1.7 million to $5.4 million from $3.7 million for the same period in 1999. This increase is primarily attributable to the overhead and depreciation related to additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the delivery of the Mapping Array and Directed Array sets pursuant to our collaborative agreements. We anticipate that the aggregate cost of revenue will increase over the next several years as our business expands.

     Research and development expenses. Our research and development expenses for the three months ended March 31, 2000 increased $0.9 million to $4.2 million from $3.3 million for the same period in 1999. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies.

     Marketing, general and administrative expenses. Our marketing, general and administrative expenses for the three months ended March 31, 2000 increased $1.2 million to $2.4 million from $1.2 million for the same period in 1999. This increase includes a charge of $0.3 million related to the withdrawal of our registration statement for our follow-on stock offering.

     Net interest income. Our net interest income for the three months ended March 31, 2000 was $0.2 million, compared to $0.3 million for the same period in 1999. Higher interest expense in 2000 resulted primarily from our higher average debt balance on our term loan with Fleet National Bank.

     Net loss. Our net loss for the three months ended March 31, 2000 was $1.3 million as compared to a net loss of $4.0 million for the same period in 1999. The decrease in our first quarter net loss for 2000 is primarily attributable to increased revenues from our collaborator base.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we held cash, cash equivalents and marketable securities with a value of $36.7 million. Our working capital at March 31, 2000 was $20.7 million. We have funded operations through March 31, 2000 with sales of common stock, revenue from corporate collaborators and the utilization of capital equipment lease financing. We have maintained a master lease agreement since February 1994. Under the terms of this agreement, we funded certain capital expenditures through leases with terms of 42 months. As of March 31, 2000, we had utilized $4.5 million of the $8.5 million aggregate amount available under this lease financing facility. On March 18, 1999, we consummated a term loan agreement with Fleet National Bank to support our facilities expansion. As of March 31, 2000 we had utilized $14.0 million of the $15.0 million available under our term loan agreement with Fleet. As of March 31, 2000, we have made three principal payments of $0.4 million each.

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

                                  ARQULE, INC.

                          PART II -- OTHER INFORMATION

ITEMS 1-5 -- NONE

ITEM 6(a) -- EXHIBITS:

EXHIBITS                           DESCRIPTION
--------                           -----------
11.1       Statement Re Computation of Unaudited Net Income (Loss) Per
           Share
27         Financial Data Schedule

ITEM 6(b) -- REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K pursuant to Item 5 with the Securities and Exchange Commission on March 15, 2000 in order to file our Amended and Restated Array Delivery and Testing Agreement with Monsanto Company dated January 11, 2000.

                                  ARQULE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ArQule, Inc.

                                          /s/ DAVID C. HASTINGS
                                          --------------------------------------
                                          David C. Hastings
                                          (Vice President, Chief Financial
                                          Officer and Treasurer)

Date: May 11, 2000

                                  ARQULE, INC.

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
11.1      Statement Re Computation of Unaudited Net Loss Per Share
27        Financial Data Schedule