Form 10-Q
period 2000-06-30
ARQULE INC
filed 2000-08-04
CIK 1019695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000                Commission File No. 000-21429

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

                               YES X       NO __

Number of shares outstanding of the registrant's Common Stock as of July 26, 2000:

Common Stock, par value $.01           13,557,033 shares outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARQULE, INC.
                          QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1 -- Unaudited Consolidated Financial Statements
     Consolidated Balance Sheet
     June 30, 2000 (Unaudited) and December 31, 1999........     3
     Consolidated Statement of Operations (Unaudited)
     Three months ended June 30, 2000 and 1999
       and six months ended June 30, 2000 and 1999..........     4
     Consolidated Statement of Cash Flows (Unaudited)
     Six months ended June 30, 2000 and 1999................     5
     Notes to Unaudited Consolidated Financial Statements...     6
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................     8
PART II -- OTHER INFORMATION................................    10
Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................    10
Signatures..................................................    12

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               JUNE 30,
                                                                 2000        DECEMBER 31,
                                                              (UNAUDITED)        1999
                                                              -----------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents..............................    $ 9,068        $ 4,208
     Marketable securities..................................     24,930         32,213
     Accounts receivable....................................      1,451          2,529
     Accounts receivable related party......................      1,550          1,424
     Inventory..............................................        344            486
     Prepaid expenses and other current assets..............        743            579
                                                                -------        -------
          Total current assets..............................     38,086         41,439
     Property and equipment, net............................     31,869         34,093
     Non-current marketable securities......................      5,257             --
     Other assets...........................................      1,786          1,814
                                                                -------        -------
                                                                $76,998        $77,346
                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..................    $ 3,067        $ 5,719
     Current portion of capital lease obligations...........         72            316
     Current portion of long-term debt......................      3,500          2,525
     Deferred revenue.......................................     15,551         14,375
     Deferred revenue related party.........................        101          1,133
                                                                -------        -------
          Total current liabilities.........................     22,291         24,068
Long-term debt..............................................      8,950         10,700
Deferred revenue............................................      2,313          3,825
Stockholders' Equity:
     Common stock, $0.01 par value; 30,000,000 shares
      authorized; 13,557,033 and 12,864,225 shares issued
      and outstanding at June 30, 2000 and December 31,
      1999, respectively....................................        136            129
     Additional paid-in capital.............................     79,048         73,167
     Deferred compensation..................................       (371)            (5)
     Unrealized loss on marketable securities...............        (98)            --
     Accumulated deficit....................................    (35,271)       (34,538)
                                                                -------        -------
     Total stockholders' equity.............................     43,444         38,753
                                                                -------        -------
                                                                $76,998        $77,346
                                                                =======        =======

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Revenue:
     Compound development revenue...................  $ 9,543    $ 2,369    $17,233    $ 4,173
     Compound development revenue -- related
       parties......................................    2,541      2,222      5,239      4,430
                                                      -------    -------    -------    -------
          Total revenue.............................   12,084      4,591     22,472      8,603
                                                      -------    -------    -------    -------
Costs and expenses:
     Cost of revenue................................    4,199      2,031      8,201      3,683
     Cost of revenue -- related parties.............    1,118      1,888      2,522      3,910
     Research and development.......................    4,405      3,156      8,593      6,503
     Marketing, general and administrative..........    2,091      1,494      4,452      2,737
                                                      -------    -------    -------    -------
          Total costs and expenses..................   11,813      8,569     23,768     16,833
                                                      -------    -------    -------    -------
          Income (loss) from operations.............      271     (3,978)    (1,296)    (8,230)
Interest income.....................................      592        404      1,094        828
Interest expense....................................     (254)       (20)      (531)      (158)
                                                      -------    -------    -------    -------
     Net income (loss)..............................  $   609    $(3,594)   $  (733)   $(7,560)
                                                      =======    =======    =======    =======
Basic net income (loss) per share...................  $  0.05    $ (0.29)   $ (0.05)   $ (0.61)
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- Basic..............................   13,520     12,560     13,362     12,438
                                                      =======    =======    =======    =======
Diluted net income (loss) per share.................  $  0.04    $ (0.29)   $ (0.05)   $ (0.61)
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- Diluted............................   14,398     12,560     13,362     12,438
                                                      =======    =======    =======    =======
Comprehensive income (loss)
     Net income (loss)..............................  $   609    $(3,594)   $  (733)   $(7,560)
     Unrealized loss on investment securities.......      (98)        --         --         --
                                                      -------    -------    -------    -------
Comprehensive income (loss).........................  $   511    $(3,594)   $  (733)   $(7,560)
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss...............................................  $   (733)   $ (7,560)
     Adjustment to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization........................     3,663       2,801
       Amortization of deferred compensation................       402         192
       Decrease in accounts receivable......................       952       3,148
       Decrease (increase) in inventory.....................       142         (30)
       (Increase) decrease in prepaid expenses and other
        current assets......................................      (164)        341
       Decrease in other assets.............................        28          20
       (Decrease) increase in accounts payable and accrued
        expenses............................................    (2,652)        832
       Decrease in deferred revenue.........................    (1,368)     (1,743)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................       270      (1,999)
                                                              --------    --------
     Cash flows from investing activities:
       Purchases of available-for-sale securities...........   (38,527)    (30,957)
       Proceeds from sale or maturity of marketable
        securities..........................................    40,455      32,226
       Proceeds from tenant improvement allowance...........     2,212          --
       Additions to property and equipment..................    (3,651)     (7,736)
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................       489      (6,467)
                                                              --------    --------
     Cash flows from financing activities:
       Principal payments of capital lease obligation.......      (244)       (581)
       Principal payments of long-term debt.................      (775)         --
       Borrowings of long-term debt.........................        --       6,200
       Proceeds from issuance of common stock...............     5,120         783
                                                              --------    --------
          Net cash provided by financing activities.........     4,101       6,402
                                                              --------    --------
       Net increase (decrease) in cash and cash
        equivalents.........................................     4,860      (2,064)
       Cash and cash equivalents, beginning of period.......     4,208       5,780
                                                              --------    --------
       Cash and cash equivalents, end of period.............  $  9,068    $  3,716
                                                              ========    ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 1999 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2000. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2000, and the results of our operations for the three and six month periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

     During April 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board ("APB") No. 25". Among other issues, FIN 44 clarifies (a) the definition of an employee,
(b) the criteria for determining whether a stock award plan qualifies as non-compensatory, and (c) the accounting consequence of various award modifications. This interpretation became effective July 1, 2000. We evaluated the effects of FIN 44 on our financial position and results of operations and have determined any such effects to be immaterial.

     During June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. We are currently evaluating the effects, if any, of SAB 101 on our financial position and results of operations.

     During June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments -- An amendment of FAS 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect this to have a material impact on our financial position and results of operations.

3. MONSANTO COLLABORATION

     On June 30, 2000, at the request of Monsanto Company (now Pharmacia Corporation), we replaced our existing collaboration agreement with Monsanto with a new collaboration agreement with G.D. Searle & Co., a subsidiary of Pharmacia Corporation. This transaction was completed in connection with the merger between Monsanto and Pharmacia. The scope of the new agreement is substantially unchanged from that of the prior agreement. However, ArQule will now receive all payments due in 2000 and 2001 immediately. Nonetheless, as compound deliveries and most other obligations are unchanged, we will continue to recognize these payments as revenue over the same time period. We also expanded the scope of the agreement to enable Pharmacia Corporation and its affiliates to screen our compounds, which may result in milestone and royalty payments in the future.

4. AMERSHAM PHARMACIA BIOTECH COLLABORATION

     On July 10, 2000, we terminated our existing Research Collaboration and License Agreement dated August 13, 1998 with Amersham Pharmacia and entered into a new Technology Transfer and License

Agreement with Amersham Pharmacia. Under the new agreement, we will transfer to Amersham Pharmacia certain ArQule technologies to enable them to exploit those technologies in the chromatographic bioseparations field. As a result, we are no longer obligated to perform chemistry services in support of this collaboration. We may in the future receive royalties on products, but at a lower rate than in the prior agreement. We do not anticipate any decrease in revenue or increase in expense for 2000 or 2001 in connection with this collaboration. The change reflects our strategic decision to focus on drug discovery.

                                  ARQULE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

     We have incurred a cumulative net loss of $35.3 million through June 30, 2000. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. Our ability to achieve profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, and realize value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

     The Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements reflecting management's current expectations regarding our future performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect. See also "Important Factors Regarding Forward-Looking Statements" described more fully in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUE. Our revenue for the three months ended June 30, 2000 increased $7.5 million to $12.1 million from $4.6 million for the same period in 1999. Revenue was $22.5 million and $8.6 million for the six months ended June 30, 2000 and 1999, respectively. These increases are primarily due to the amortization of upfront fees and fees for delivery of Custom Array sets to Pfizer and Bayer and from the success fees earned from our collaborations.

     COST OF REVENUE. Our cost of revenue for the three months ended June 30, 2000 increased $1.4 million to $5.3 million from $3.9 million for the same period in 1999. Cost of revenue was $10.7 million and $7.6 million for the six months ended June 30, 2000 and 1999, respectively. These increases are primarily attributable to the overhead and depreciation related to additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the delivery of the Mapping Array and Directed Array sets pursuant to our collaborative agreements.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses for the three months ended June 30, 2000 increased $1.2 million to $4.4 million from $3.2 million for the same period in 1999. Research and development expenses were $8.6 million and $6.5 million for the six months ended June 30, 2000 and 1999, respectively. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies as we expand our lead optimization programs.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Our marketing, general and administrative expenses for the three months ended June 30, 2000 increased $0.6 million to $2.1 million from $1.5 million for the same period in 1999. Marketing, general and administrative expenses were $4.5 million and $2.7 million for the six months ended June 30, 2000 and 1999, respectively. These increases include a charge of $0.3 million related to the withdrawn registration statement for our follow-on stock offering.

     NET INTEREST INCOME. Our net interest income for the three months ended June 30, 2000 decreased $0.1 million to $0.3 million from $0.4 million for the same period in 1999. Net interest income was $0.6 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively. Higher interest expense in 2000 resulted primarily from our holding higher average debt balance on our term loan with Fleet National Bank.

     NET INCOME (LOSS). Our net income for the three months ended June 30, 2000 was $0.6 million, compared to a net loss of $(3.6) million for the same period in 1999. Our net loss was $(0.7) million and $(7.6) million for the six months ended June 30, 2000 and 1999, respectively. Our net income in 2000 is primarily attributable to increased revenue from our collaborator base.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we held cash, cash equivalents and marketable securities with a value of $39.3 million, compared to $36.4 million at December 31, 1999. Our working capital at June 30, 1999 was $15.8 million. We have funded operations through June 30, 2000 with sales of common stock, revenues from corporate collaborators, and the utilization of capital equipment lease financing. On March 18, 1999, we consummated a term loan agreement with Fleet National Bank to support our facilities expansion. Under this agreement, we borrowed $14.0 million of the potential $15.0 million available. As of June 30, 2000, we have made four principal payments of $0.4 million each.

     We expect that our available cash and marketable securities, together with operating revenues and investment income will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from public or private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

                                  ARQULE, INC.

PART II -- OTHER INFORMATION

Items 1-3 -- None

Item 4 -- Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 18, 2000, our stockholders voted as follows:

     (a) To elect Dr. Stephen A. Hill as a director:

Total Votes "For"........................................  10,537,452
Total Votes "Withheld"...................................     685,436

     The proposal received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Dr. Hill was re-elected to the Board of Directors. In addition, the terms in office of Laura Avakian, Werner Cautreels, Ph.D., L. Patrick Gage, Ph.D., Tuan Ha-Ngoc, Ph.D., Stephen Dow and Michael Rosenblatt, M.D. continued after the meeting. Mr. Dow decided not to seek re-election at the 2000 Annual Meeting and resigned from the Board of Directors effective July 25, 2000.

     (b) To approve an amendment to our Amended and Restated 1994 Equity Incentive Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 1,000,000 shares from 4,700,000 to 5,700,000 shares:

Total Votes for the Proposal..............................  4,688,663
Total Votes Against the Proposal..........................  2,419,472
Abstentions...............................................      8,730

     The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

     (c) To approve an amendment to our Amended and Restated 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 300,000 shares from 120,000 to 420,000 shares:

Total Votes for the Proposal..............................  7,052,513
Total Votes Against the Proposal..........................     53,222
Abstentions...............................................     11,130

     The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

     (d) To approve an amendment to our Amended and Restated 1996 Director Stock Option Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 65,500 shares from 125,000 to 190,500 shares:

Total Votes for the Proposal..............................  6,783,897
Total Votes Against the Proposal..........................    325,578
Abstentions...............................................      7,390

     The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

Item 5 -- None

Item 6(a) -- Exhibits:

EXHIBITS      DESCRIPTION
--------      -----------
10.1          Array Delivery and Testing Agreement between ArQule, Inc.
              and G.D. Searle & Co. dated June 20, 2000.(1)
10.2          Termination Agreement between ArQule, Inc. and Pharmacia
              Corporation dated June 30, 2000.(1)
10.3          Technology Transfer and License Agreement between ArQule,
              Inc. and Amersham Pharmacia Biotech A.B. dated July 10,
              2000.(1)
11.1          Statement Re: Computation of Unaudited Net Income (Loss) Per
              Share.
27            Financial Data Schedule.

---------------
(1) Certain confidential material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 6(b) -- None

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

                                          ArQule, Inc.

                                          /s/ DAVID C. HASTINGS
                                          --------------------------------------
                                          David C. Hastings
                                          (Vice President, Chief Financial
                                          Officer and Treasurer)

Date: August 4, 2000

                                  ARQULE, INC.
                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------
10.1             Array Delivery and Testing Agreement between ArQule, Inc.
                 and G.D. Searle & Co. dated June 20, 2000.(1)
10.2             Termination Agreement between ArQule, Inc. and Pharmacia
                 Corporation dated June 30, 2000.(1)
10.3             Technology Transfer and License Agreement between ArQule,
                 Inc. and Amersham Pharmacia Biotech A.B. dated July 10,
                 2000.(1)
11.1             Statement Re: Computation of Unaudited Net Income (Loss) Per
                 Share.
27               Financial Data Schedule.

---------------
(1) Certain confidential material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.