Form 10-Q
period 2000-09-30
ARQULE INC
filed 2000-10-20
CIK 1019695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000           Commission File No. 000-21429

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

Number of shares outstanding of the registrant's Common Stock as of October 18,
                                2000: 13,619,152

                         Common Stock, par value $.01.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARQULE, INC.
                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I -- FINANCIAL INFORMATION
Item 1 -- Unaudited Consolidated Financial Statements

     Consolidated Balance Sheet (Unaudited) September 30, 2000
        and December 31, 1999.............................................    3

     Consolidated Statement of Operations (Unaudited) Three
        months ended September 30, 2000 and 1999 and nine
        months ended September 30, 2000 and 1999..........................    4

     Consolidated Statement of Cash Flows (Unaudited) Nine
        months ended September 30, 2000 and 1999..........................    5

     Notes to Unaudited Consolidated Financial Statements.................    6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................    8

PART II -- OTHER INFORMATION..............................................   11
Signatures................................................................   12

                                  ARQULE, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 12,168         $  4,208
  Marketable securities.....................................      31,455           32,213
  Accounts receivable.......................................         300            2,529
  Accounts receivable related party.........................       1,499            1,424
  Inventory.................................................         320              486
  Prepaid expenses and other current assets.................         543              579
                                                                --------         --------
          Total current assets..............................      46,285           41,439
  Property and equipment, net...............................      31,558           34,093
  Non-current marketable securities.........................       3,073               --
  Other assets..............................................       1,786            1,814
                                                                --------         --------
                                                                $ 82,702         $ 77,346
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  4,028         $  5,719
  Current portion of capital lease obligations..............          21              316
  Current portion of long-term debt.........................       4,375            2,525
  Deferred revenue..........................................      15,863           14,375
  Deferred revenue related party............................         535            1,133
                                                                --------         --------
          Total current liabilities.........................      24,822           24,068
Long-term debt..............................................       8,075           10,700
Deferred revenue............................................       2,932            3,825
                                                                --------         --------
          Total liabilities.................................      35,829           38,593
Stockholders' Equity:
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 13,614,277 and 12,864,225 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................         136              129
  Additional paid-in capital................................      79,329           73,167
  Deferred compensation.....................................        (262)              (5)
  Unrealized loss on marketable securities..................         (37)              --
  Accumulated deficit.......................................     (32,293)         (34,538)
                                                                --------         --------
          Total stockholders' equity........................      46,873           38,753
                                                                --------         --------
                                                                $ 82,702         $ 77,346
                                                                ========         ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           -------------------   ------------------
                                                             2000       1999      2000       1999
                                                           --------   --------   -------   --------
Revenue:
  Compound development revenue...........................  $11,471    $ 2,457    $28,704   $  6,630
  Compound development revenue -- related parties........    2,314      2,403      7,553      6,833
                                                           -------    -------    -------   --------
          Total revenue..................................   13,785      4,860     36,257     13,463
                                                           -------    -------    -------   --------
Costs and expenses:
  Cost of revenue........................................    4,195      2,071     12,396      5,754
  Cost of revenue -- related parties.....................      846      2,021      3,368      5,931
  Research and development...............................    4,179      3,248     12,772      9,751
  Marketing, general and administrative..................    1,943      1,643      6,395      4,380
                                                           -------    -------    -------   --------
          Total costs and expenses.......................   11,163      8,983     34,931     25,816
                                                           -------    -------    -------   --------
          Income (loss) from operations..................    2,622     (4,123)     1,326    (12,353)
Interest income..........................................      649        482      1,743      1,310
Interest expense.........................................     (293)       (16)      (824)      (174)
                                                           -------    -------    -------   --------
  Net income (loss)......................................  $ 2,978    $(3,657)   $ 2,245   $(11,217)
                                                           =======    =======    =======   ========
Basic net income (loss) per share........................  $  0.22    $ (0.29)   $  0.17   $  (0.90)
                                                           =======    =======    =======   ========
Weighted average common shares outstanding -- Basic......   13,586     12,715     13,437     12,522
                                                           =======    =======    =======   ========
Diluted net income (loss) per share......................  $  0.20    $ (0.29)   $  0.15   $  (0.90)
                                                           =======    =======    =======   ========
Weighted average common shares outstanding -- Diluted....   14,891     12,715     14,710     12,522
                                                           =======    =======    =======   ========
Comprehensive income (loss)
  Net income (loss)......................................  $ 2,978    $(3,657)   $ 2,245   $(11,217)
  Unrealized gain (loss) on investment securities........       61         --        (37)        --
                                                           -------    -------    -------   --------
Comprehensive income (loss)..............................  $ 3,039    $(3,657)   $ 2,208   $(11,217)
                                                           =======    =======    =======   ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss).........................................  $  2,245    $(11,217)
  Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     5,486       4,209
     Amortization of deferred compensation..................       461         275
     Decrease in accounts receivable........................     2,154       2,707
     Decrease (increase) in inventory.......................       166         (36)
     Decrease in prepaid expenses and other current
      assets................................................        36         436
     Decrease (increase) in other assets....................        28         (78)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................    (1,691)      2,293
     (Decrease) increase in deferred revenue................        (3)     13,784
                                                              --------    --------
       Net cash provided by operating activities............     8,882      12,373
                                                              --------    --------
  Cash flows from investing activities:
     Purchases of available-for-sale securities.............   (47,230)    (51,359)
     Proceeds from sale or maturity of marketable
      securities............................................    44,878      45,476
     Proceeds from tenant improvement allowance.............     2,212          --
     Additions to property and equipment....................    (5,163)    (16,838)
                                                              --------    --------
       Net cash used in investing activities................    (5,303)    (22,721)
                                                              --------    --------
  Cash flows from financing activities:
     Principal payments of capital lease obligation.........      (295)       (723)
     Principal payments of long-term debt...................      (775)         --
     Borrowings of long-term debt...........................        --      11,413
     Proceeds from issuance of common stock.................     5,451         911
                                                              --------    --------
       Net cash provided by financing activities............     4,381      11,601
                                                              --------    --------
     Net increase in cash and cash equivalents..............     7,960       1,253
     Cash and cash equivalents, beginning of period.........     4,208       5,780
                                                              --------    --------
     Cash and cash equivalents, end of period...............  $ 12,168    $  7,033
                                                              ========    ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  ARQULE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 1999 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2000. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2000, and the results of our operations for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.  NEW ACCOUNTING PRONOUNCEMENTS

     During April 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion No. 25". Among other issues, FIN 44 clarifies (a) the definition of an employee,
(b) the criteria for determining whether a stock award plan qualifies as non-compensatory, and (c) the accounting consequence of various award modifications. This interpretation became effective July 1, 2000. We evaluated the effects of FIN 44 on our financial position and results of operations and have determined any such effects to be immaterial.

     During June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. We have evaluated SAB 101 and have determined that the effects on our financial position and results of operations are not material.

     During June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments -- An amendment of FAS 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect FAS 138 to have a material impact on our financial position and results of operations.

3.  JOHNSON & JOHNSON AMENDMENT

     On August 14, 2000, we announced an amendment to our 1998 collaboration agreement with The R.W. Johnson Pharmaceutical Research Institute ("PRI"), a Johnson & Johnson Company, to discover new lead compounds for a variety of therapeutic areas. The amended agreement includes a subscription to our Compass Array(TM) libraries in lieu of other deliverables. The financial terms of the agreement were not altered by the amendment.

4.  EARNINGS PER SHARE

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options. Options to purchase approximately 0.2 million and 0.5 million shares were outstanding for the three and nine

                                  ARQULE, INC.

months ended at September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of our common stock during the period.

     Shares used in calculating basic and diluted earnings per share are as follows:

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
                                                                (UNAUDITED)       (UNAUDITED)

Weighted average number of shares of common stock
  outstanding...............................................  13,586   12,715   13,437   12,522
Dilutive stock options......................................   1,305       --    1,273       --
                                                              ------   ------   ------   ------
Weighted average common shares and equivalents
  outstanding...............................................  14,891   12,715   14,710   12,522
                                                              ======   ======   ======   ======

                                  ARQULE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     We are engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical and biotechnology industries. We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation and lead compound optimization activities. We also offer other research and development services to meet the needs of our customers. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions, and are pursuing a limited number of our own internal drug discovery programs.

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

     We have incurred a cumulative net loss of $32.3 million through September 30, 2000. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. While we were profitable in the second and third quarters of fiscal year 2000, our ability to achieve sustained profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, time additional investments in technology and realize value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUE. Our revenue for the three months ended September 30, 2000 increased $8.9 million to $13.8 million from $4.9 million for the same period in 1999. Revenue was $36.3 million and $13.5 million for the nine months ended September 30, 2000 and 1999, respectively. These increases are primarily due to the amortization of upfront fees and fees for delivery of Custom Array(TM) sets to Pfizer Inc and Bayer AG and from other delivery fees earned from our collaborations.

     COST OF REVENUE. Our cost of revenue for the three months ended September 30, 2000 increased $0.9 million to $5.0 million from $4.1 million for the same period in 1999. Cost of revenue was $15.8 million and $11.7 million for the nine months ended September 30, 2000 and 1999, respectively. Our gross margin as a percentage of sales was 63.4% and 56.5% for the three and nine months ended September 30, 2000 as compared to 15.8% and 13.2% for the comparable periods in the prior year. Our gross margin as a percentage of sales was higher in 2000 due to the higher gross margin on the Pfizer collaboration and other economies of scale.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses for the three months ended September 30, 2000 increased $1.0 million to $4.2 million from $3.2 million for the same period in 1999. Research and development expenses were $12.8 million and $9.8 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies as we expand our lead optimization programs.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Our marketing, general and administrative expenses for the three months ended September 30, 2000 increased $0.3 million to $1.9 million from $1.6 million for the same period in 1999. Marketing, general and administrative expenses were $6.4 million and $4.4 million for the nine months ended September 30, 2000 and 1999, respectively. These increases have been primarily associated with increased administrative costs to support our growth during 2000.

     NET INTEREST INCOME. Our net interest income for the three months ended September 30, 2000 decreased $0.1 million to $0.4 million from $0.5 million for the same period in 1999. Net interest income was $0.9 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net interest income decreased due to higher interest expense in 2000 resulting primarily from our higher average debt balance on our term loan with Fleet National Bank.

     NET INCOME (LOSS). Our net income for the three months ended September 30, 2000 was $3.0 million, compared to a net loss of $(3.7) million for the same period in 1999. Our net income (loss) was $2.2 million and $(11.2) million for the nine months ended September 30, 2000 and 1999, respectively. Our net income in 2000 has been primarily attributable to increased revenue from our collaborator base.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we held cash, cash equivalents and marketable securities with a value of $46.7 million, compared to $36.4 million at December 31, 1999. Our working capital at September 30, 2000 was $21.5 million. We have funded operations through September 30, 2000 with sales of common stock, revenues from corporate collaborators, and the utilization of capital equipment lease financing. On March 18, 1999, we consummated a term loan agreement with Fleet National Bank to support our facilities expansion. Under this agreement, we borrowed $14.0 million of the potential $15.0 million available. As of September 30, 2000, we have made four principal payments of $0.4 million each.

     Cash flows from operating activities for the nine months ended September 30, 2000 decreased $3.5 million to $8.9 million from $12.4 million for the same period in 1999. This decrease reflects primarily the timing of payments from our corporate collaborations. Cash flows used in investing activities for the nine months ended September 30, 2000 decreased $17.4 million to $5.3 million from $22.7 million for the same period in 1999. During 1999 we completed our facility expansion in Woburn. Cash flows from financing activities for the nine months ended September 30, 2000 decreased $7.2 million to $4.4 million from $11.6 million for the same period in 1999. In 1999 we borrowed $11.4 million under our Fleet Term Loan agreement to finance our facilities expansion.

     We expect that our available cash and marketable securities, together with operating revenues and investment income will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from public or private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

                                  ARQULE, INC.

PART II -- OTHER INFORMATION

Items 1-5 -- None

Item 6(a) -- Exhibits:

EXHIBITS                           DESCRIPTION
--------                           -----------
27         Financial Data Schedule.

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



                                          ArQule, Inc.


                                          /s/ DAVID C. HASTINGS
                                          --------------------------------------
                                          David C. Hastings
                                          (Vice President, Chief Financial
                                          Officer and Treasurer)

Date:  October 20, 2000

                                  ARQULE, INC.

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
27           Financial Data Schedule.