Form 10-K
period 2000-12-31
ARQULE INC
filed 2001-03-22
CIK 1019695

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000    COMMISSION FILE NUMBER: 000-21429

                                  ARQULE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3221586
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                19 PRESIDENTIAL WAY, WOBURN, MASSACHUSETTS 01801
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001 was: $333,515,737.

     There were 20,197,924 shares of the registrant's Common Stock outstanding as of March 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     ArQule seeks to bridge the gap between genomics and clinical development by applying its proprietary technology platform and chemistry capabilities to drug discovery. Recent advances in genomics and the completion of the mapping of the human genome are bringing about a revolution in scientists' understanding of the molecular mechanisms of disease. Genomics has created explosive growth in the number of new biological targets for the development of drugs. Fulfilling the promise of genomics, however, will require similar advances in the technology and systems used to design and test new chemical compounds which interact with these targets. Since these chemical compounds will become the medicines of the future, advances in chemistry technologies hold the key to unlocking the value of genomics.

     Major pharmaceutical companies need to bring three to five new drugs to market each year to sustain expected growth and profitability. Historically, researchers have needed to evaluate at least 10,000 compounds for each drug that ultimately reaches the market. Even if drug candidates make it through discovery research into the first phase of human trials, up to ninety percent of these candidates fail to gain final approval. At this level of attrition, large pharmaceutical companies will need to add 30 to 50 drug candidates per company per year to their clinical development portfolios. Currently, the discovery research required to identify a drug candidate takes an average of six years to complete. Our goal is to shorten this period approximately by half. It then takes an average of eight more years for the drug candidate to move through clinical development to the marketplace. The average investment required to bring a drug to the market, including the cost of failed candidates, is estimated to be in the range of $350 to $500 million. Consequently, the cost of failure is high.

     The continued success of the pharmaceutical industry will depend on its ability to significantly reduce the time and cost required to bring a drug to market, to increase the number of candidates entering clinical development, and to improve the success rate of clinical testing. ArQule has built an integrated technology platform incorporating our proprietary AMAP Chemistry Operating System, patented processes and chemistry capabilities to address these critical needs of drug discovery. In addition, ArQule will continue to integrate other technologies into its technology platform. We recently merged with Camitro Corporation to accelerate the integration of computational models of drug-like compound characteristics into our technology platform.

THE DRUG DISCOVERY AND DEVELOPMENT PROCESS

                                  [FLOW CHART]

     The drug discovery and development process includes three major components:

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

     Compound Discovery: From Target to Drug Candidate

          The many potential targets identified through genomics are only the beginning of the process of discovering a potential drug. Through a process called target selection, scientists seek to confirm that a given target plays an important role in a disease process. Having identified an appropriate target, researchers identify chemical compounds that interact with the target in a process known as lead generation. Lead qualification is the process of selecting from a group of lead compounds those which have sufficient drug-like characteristics to justify further evaluation. In a process known as lead optimization, researchers seek to maximize the likelihood of a given lead compound becoming a drug by minimizing or eliminating those characteristics that might interfere with the desired effect. Researchers must consider a number of factors in optimizing a lead compound to become a clinical candidate, including effectiveness against the target and specificity for that target, as well as the following factors which are referred to by the acronym "ADMET":

        - Absorption: whether the compound will be absorbed properly in the body;

        - Distribution: once absorbed, how the compound will be distributed throughout the body;

        - Metabolism:  how the compound will change within the body;

        - Elimination: whether the compound will be removed from the body in a harmless way; and

        - Toxicity: whether the compound might be toxic to the body and cause harmful side effects.

          Traditionally, researchers have optimized compounds for these various factors in a largely serial process. For example, researchers have optimized first for potency, followed by selectivity, and then for various ADMET properties. Industry analysts estimate that pharmaceutical companies spend annually between $2 and $4 billion on compound discovery.

     Drug Development: From Drug Candidate to Medicine

          Following the discovery process, optimized lead compounds must undergo pre-clinical and clinical development and regulatory approval. This lengthy and expensive process can take up to ten years, with up to a 90% failure rate. Unfortunately, a high proportion of the failures occur in the latter, most expensive phases of the drug development process. For each approved drug, the total cost of discovery and development, including the cost of failed clinical candidates, is estimated to be between $350 and $500 million. These high risks are justified by the ultimate potential reward -- a share of the worldwide market for approved drugs, which in 1998 was approximately $300 billion.

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

THE ARQULE INTEGRATED SOLUTION

     ArQule has built an integrated technology platform incorporating our proprietary AMAP Chemistry Operating System, patented processes and chemistry capabilities to bridge the gap between targets and clinical candidates. In addition, our recent merger with Camitro Corporation will enable us to integrate computational ADMET models as part of our technology platform. Our technology provides the following benefits:

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

     - Compounds with High Levels of Purity. In 1999, the compounds in each of our screening libraries were at least 85% pure, on average, with many libraries exceeding 90% purity. The compounds in our lead optimization libraries routinely exceed 90% purity, and in many cases exceed 95% purity. This high level of purity minimizes the incidence of inaccurate test results in the screening and optimization processes.

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

     Our scientists select chemotypes based on our understanding of drug-like characteristics and, in some cases, our knowledge of the targets. We then use proprietary software to evaluate and select building blocks to add to the core structures with the goal of creating compounds with the desired properties and diversity. We will enhance our abilities in this area with the integration of computational ADMET models from Camitro.

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

     To streamline the screening process, we have developed a method of accessing the complete chemical diversity of our compound collection using a proportionally representative subset called a Compass Array library. The Compass Array library contains a subset of representative compounds from our full Mapping Array libraries in the same proportions as they exist in the full libraries. The results of screening the Compass Array library will direct subsequent screening to those portions of the full library that are more likely to contain active compounds for that target. This enables our customers, by screening the approximately 50,000 compounds in our Compass Array library, to rapidly identify the most promising chemotypes for further evaluation without screening our full repository of over half a million compounds.

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

     We are supplementing our AMAP system with profiling screens to assess ADMET characteristics in parallel with compound creation during the lead optimization process. By enhancing the throughput and automation of these screens, we will improve the cost-efficiency of generating ADMET data. In addition, we will use the computational ADMET models from Camitro to screen compounds "in silico" to predict their ADMET properties before they are synthesized. These computational and experimental ADMET predictions will allow us to have early access to ADMET characteristics of compounds. Early access to this data will allow us to optimize compounds for multiple ADMET properties in parallel, which will expedite the optimization process and help reduce late stage failures. Moreover, the relatively small size of our Compass Array library makes it feasible for us to obtain and store ADMET profiling data on all of the compounds in the library. This ADMET profiling data will lead to informed decisions as to which initial screening hits should be pursued for further optimization.

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

ARQULE'S STRATEGY

     Using our proven technology platform and drug design expertise, we seek to become the premier independent partner for lead generation, qualification and optimization programs. We believe we can reduce the time and cost of the compound discovery process and improve the quality of the compounds that advance to the clinic. Our strategy includes the following:

     - CONTINUE TO INVEST IN CORE TECHNOLOGIES. We will continue to design improved compounds and to create libraries that streamline the process of generating, qualifying and optimizing lead compounds. We believe we can streamline these processes by (a) reducing the number of compounds that need to be screened without sacrificing diversity, (b) providing early structure-activity and ADMET data, and (c) performing optimization in parallel rather than in the traditional serial process. We plan to continue to build our drug discovery capabilities by developing our own technologies and by in-licensing or acquiring complimentary technologies, as with our recent merger with Camitro Corporation.

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

ARQULE'S TECHNOLOGY

     We offer solutions to the shortcomings of the compound discovery process through our chemistry capabilities which integrate our scientific personnel, proprietary computer informatics software, and customized robotic workstations. Our AMAP Chemistry Operating System, which forms the foundation of our technology, is a highly automated and integrated series of chemistry workstations and processes designed to enable rapid, parallel generation of thousands of novel, pure, diverse and spatially-addressed arrays of compounds. The AMAP system represents the integration of proprietary and patented technologies in seven areas that results in a consistent, well-defined, well-monitored, reproducible and flexible process consisting of the following steps:

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

     Our Library Design department uses our proprietary ArQule Reactor and MapMaker software to evaluate and then select those building blocks which will create compounds with the desired properties and diversity. The software then creates a virtual library of compounds resulting from the reaction of the chosen building blocks. Our designers calculate the properties of these compounds and assess their diversity. A resulting list of recommended building blocks serves as the starting point for the Process Chemistry department.

     PROCESS CHEMISTRY. Before synthesizing an array of actual compounds, the recommended building blocks must be qualified, and reaction conditions developed by our Process Chemistry department. Using the list of recommended building blocks from Library Design, our Process Chemistry department:

     - assesses the solubility and reactivity of all building blocks;

     - obtains full characterization of the resulting compounds;

     - identifies optimal reaction conditions; and

     - transitions the production process from bench-scale to an automated process.

     Our Process Chemistry department uses a series of automated workstations to evaluate the solubility and reactivity of the building blocks. The automation capabilities of our Process Chemistry department include the following components:

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

     The overall production process is controlled and monitored by our proprietary AIMS/PCMS software. With this software, we can track the production process throughout synthesis, characterization, analysis, and final registration into our library collection. In addition to controlling various aspects of the AMAP system, the AIMS/PCMS software also collects and stores data in two databases, one for storing information about compounds and a second for storing process information and workstation audit data.

     Following production, arrays are transferred to either our Quality Control or Purification department. Some libraries need to be purified before Quality Control, while other arrays move directly to Quality Control.

     PURIFICATION. Our Purification department uses two separation methods to purify compounds and confirm their structure. Using our proprietary PrepQule method, all fractions from a high performance liquid chromotography, or HPLC, run are collected and subjected to flow-injection mass spectrometry analysis for identification of the fraction(s) containing the desired compound. Using the commercially available FractionLynx(TM) method, only those HPLC fractions containing the expected molecular weight are collected and analyzed by mass spectrometry.

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

CAMITRO'S TECHNOLOGY

     Camitro has developed various computational models for ADMET characterization of compounds based on their structure. These models will enable ArQule to profile "virtual libraries" of compounds to decide which compounds to make from among the thousands or millions of compounds that we could make. The Camitro models are also useful for compound redesign during lead optimization. For example, the metabolism models developed by Camitro are unique in their ability to direct a chemist to change particular sites on a compound to improve its metabolic stability.

ARQULE'S PRODUCTS

     ArQule offers a range of products and services tailored to our customers' needs for drug discovery assistance. Our products and programs provide solutions for the lead generation, lead qualification and lead optimization components of the compound discovery process. We focus on making the compound discovery process more efficient, less expensive and more likely to result in better clinical candidates. We believe that, while no single technology platform will bridge the gap in the drug discovery process between genomics and the clinic, the integration of multiple emerging technologies will result in major efficiency gains. For example, our recent merger with Camitro adds the emerging technology of computational ADMET prediction to our integrated technology platform, which will improve our ability to identify the right compounds to make from among the thousands or millions that we could make. In the past, we focused primarily on production and licensing of compound libraries. We intend to offer our range of products and services both to customers who need assistance with a specific aspect of the discovery process and to customers desiring a complete compound discovery solution. We believe that our integrated technologies will enable our collaborators to identify and optimize drug candidates in a faster, less-expensive and more reliable way. Our products include:

  Mapping Array Program

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

     - INCREASED CHEMICAL DIVERSITY EACH YEAR. Each year, we add approximately 200,000 new compounds to our Mapping Array repository, including 60 or more new chemotypes.

  Compass Array Program

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

  Directed Array Program for Lead Optimization

     We offer Directed Array libraries for use in lead optimization. We create Directed Array libraries as focused collections containing between 1,000 and 2,500 analogs of the lead compound. The collaborator receives each compound in a single well format, and we arrange the library in accordance with our patented, spatially-addressable array format to facilitate collection and analysis of structure-activity relationship data. We also send information files with each library that define the structures and molecular weights for all of the compounds along with their exact location (plate, column, row) within the array.

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

  Predictive ADMET Models

     Through our wholly owned subsidiary -- Camitro Corporation -- we intend to offer our customers access to a suite of predictive models for ADMET characterization of compounds. This suite will be initially focused on modeling for human intestinal absorption, blood brain barrier penetration and metabolism by the 3A4 isoenzyme of cytochrome P450. Additional components will be added to this integrated suite over time.

  Integrated Drug Discovery Platform

     By combining our AMAP(TM) technology for high throughput, automated chemistry; our intelligent design of compounds for optimal potency, selectivity and ADMET characteristics; and a parallel process for drug discovery we intend to offer an integrated drug discovery platform for potential collaboration with large pharmaceutical partners.

OUR COLLABORATIONS

  Pharmaceutical Collaborations

     The following table summarizes our collaborations with pharmaceutical companies:

COMPANY                         PRODUCTS/SERVICES PROVIDED
-------                         --------------------------
Pfizer Inc. ..................  Technology transfer of AMAP Chemistry Operating System and
                                  Custom Array libraries
Bayer AG......................  Custom Array libraries
American Home Products, Wyeth-
  Ayerst Division.............  Mapping Array and Directed Array libraries
Solvay Duphar B.V. ...........  Mapping Array, Compass Array and Directed Array libraries and a non-exclusive license to our AMAP Chemistry Operating
                                  System
G.D. Searle, a division of
  Pharmacia Corp. ............  Mapping Array, Directed Array and Compass Array libraries and lead optimization services
Sankyo Company, Ltd. .........  Mapping Array and Directed Array libraries
Johnson & Johnson, Inc. ......  Mapping Array libraries and Compass Array libraries
GlaxoSmithKline...............  Compass Array libraries and lead optimization services
Abbott Laboratories(1)........  Mapping Array and Directed Array libraries
Roche Bioscience(1)...........  Directed Array libraries

---------------
(1) The collaboration portion of these agreements ended in March 1999, but the collaboration partner is still obligated to make payments upon the achievement of specified milestones and to pay royalties on sales of drugs that may result from the collaboration.

     Pfizer. In July 1999, we entered into a four and one half year technology acquisition agreement with Pfizer Inc. We will manage and staff a dedicated facility containing an AMAP Chemistry Operating System for Pfizer in Medford, Massachusetts. The facility will produce Custom Array libraries exclusively for Pfizer. Pfizer will own all rights in compounds produced at this facility. In addition, we will train Pfizer staff to use our AMAP Chemistry Operating System. At the end of the collaboration, Pfizer will receive a non-exclusive license to the AMAP Chemistry Operating System. We expect to receive up to $117 million dollars over the term of the agreement. We have received a $15.8 million upfront payment and will potentially receive up to $27 million per calendar year for compound production, technology access, and operating costs. As of December 31, 2000, we have received $40.4 million under this agreement. Pfizer may terminate the agreement after two and one half years for any reason, with payment of a termination fee and return of the AMAP Chemistry Operating System. Pfizer will pay no milestones or royalties to us on compounds which they develop and market.

     Bayer. In October 1999, we entered into a three-year collaboration with Bayer AG to produce Custom Array libraries. Bayer will own all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3 million upfront payment and will receive up to an additional $27 million during the term of the agreement in delivery and success fees. As of December 31, 2000, we have received $5.0 million under this agreement. Bayer will pay no milestones or royalties to us on compounds which they develop and market.

     American Home Products, Wyeth-Ayerst Division. In July 1997, we entered into a five-year agreement with Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation. Under this agreement, Wyeth-Ayerst subscribed to our Mapping Array program and has committed to a minimum number of Directed Array Programs. Wyeth-Ayerst made a $2 million equity investment in ArQule in June 1998, and is committed to make payments totaling $26.2 million during the course of the agreement. As of December 31, 2000, we have received $22.0 million under this agreement and we have not received any milestone or royalty payments. In addition, Wyeth-Ayerst has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration.

     Solvay. In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Array and Directed Array programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals B.V., which became effective on January 1, 2001. The amended agreement extends the collaboration through December 31, 2003. Under the amended agreement, Solvay receives our Compass Array libraries and continues to access our Mapping Array libraries and Directed Array programs. We received a total of $18.1 million under the original agreement. Solvay is committed to make additional payments totalling $2.5 million under the amended agreement. Solvay has also agreed to make additional payments if we achieve certain development milestones and to pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments. In connection with this collaboration, an affiliate of Solvay, Physica B.V., made a $7 million equity investment in ArQule.

     Pharmacia. We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array programs for use in the development of agrochemicals. In January 2000, we expanded this collaboration to cover life science applications, including pharmaceutical use by Monsanto's G.D. Searle division, and extended the term until 2002. We also agreed to provide Monsanto with Compass Array and Mapping Array libraries through 2001 and Compass Array libraries only through 2002. We also converted the Monsanto agrochemical Directed Array Program into a credit for pharmaceutical lead optimization services. Pharmacia is committed to make payments totaling $12.7 million under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. On June 30, 2000, in connection with the merger between Monsanto and Pharmacia, we replaced our existing collaboration agreement with a new collaboration agreement with G.D. Searle & Co., a division of Pharmacia. The financial terms of the new agreement are substantially the same as the prior agreement. However, we expanded the scope of the agreement to enable Pharmacia and its affiliates to screen our compounds, which may result in milestone and royalty payments in the future. To date, we have received $12.3 million under this agreement.

     Sankyo. In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping Array program to discover new lead compounds. Sankyo has also committed to a minimum number of Directed Array Programs during the term of the agreement. The total value of the agreement is up to $9 million in committed payments. To date, we have received $7.8 million under this agreement. Sankyo has also agreed to pay us developmental milestones and royalties resulting from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments under this agreement.

     Johnson & Johnson. In December 1998, we entered into a four-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array program. During the term of the agreement, R.W. Johnson has committed to pay us an aggregate of $8.1 million to deliver Mapping Array libraries. As of December 31,2000, we have received $6.0 million under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. We have not received any milestone or royalty payments. On August 14, 2000, we amended our collaboration agreement with R.W. Johnson to discover new lead compounds for a variety of therapeutic areas. The amended agreement includes a subscription to our Compass Array libraries in lieu of other deliverables. The amendment did not alter the financial terms of the agreement.

     GlaxoSmithKline. In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline receives access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. In addition, GlaxoSmithKline has committed to submit two drug discovery programs to us during the course of the agreement. We have initiated the first of the two drug discovery programs based on a lead compound discovered in a GlaxoSmithKline compound library. We will initiate the second drug discovery program when and if GlaxoSmithKline decides to develop a lead compound discovered in an ArQule compound library. GlaxoSmithKline receives all rights in compounds developed in these drug discovery programs. As of December 31, 2000, we have received no payments under this collaboration. We will receive more than this minimum amount if GlaxoSmithKline continues the first drug discovery program beyond the minimum period and when and if GlaxoSmithKline begins the second drug discovery program. GlaxoSmithKline may terminate the agreement before the end of the five-year term. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.

     Abbott Laboratories. In June 1995, we entered into an agreement with Abbott Laboratories. Under this agreement Abbott subscribed to our Mapping Array and Directed Array programs. This collaboration was extended on two occasions and ended successfully in March 1999. Abbott has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. We have not received any milestone or royalty payments from Abbott.

     Roche Bioscience. In September 1996, we entered into an agreement with Roche Bioscience. Under this agreement, we synthesized Directed Array compounds. Our obligations under this agreement ended in March 1999. Roche Bioscience has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. In May 1999, we received a milestone payment from Roche Bioscience for a Directed Array compound that was chosen for Investigational New Drug application, or IND, enabling toxicology studies.

  Biotechnology Collaborations

     In the past, we have entered into a number of collaborations with biotechnology companies, primarily providing them with access to our Mapping Array libraries. Going forward, we intend to enter into a select number of focused biotechnology collaborations with companies who can contribute significant numbers of important targets, generally around a specific target class or therapeutic area. These collaborations will pool the necessary resources from each company to conduct a drug discovery program aimed at delivering at least one IND candidate per collaboration. We intend to share equally in the costs and downstream benefits derived from these collaborations.

     Genome Therapeutics Corporation. On October 17, 2000, we entered into a collaborative drug discovery agreement with Genome Therapeutics Corporation to discover and develop anti-infective drug candidates. Under the agreement, we will use our Parallel Track Drug Discovery program to screen and optimize compounds against a significant number of proprietary validated anti-infective targets which Genome Therapeutics has derived from its PathoGenome(TM) Database. We will share equally in all downstream value created by the collaboration, including future milestone, royalty and upfront payments resulting from the outlicensing of clinical candidates or later stage compounds derived from the collaboration.

     Acadia Pharmaceuticals. On December 18, 2000, ArQule and ACADIA Pharmaceuticals entered into a drug discovery collaboration. Under the agreement ACADIA will combine its functional genomics platform with ArQule's Parallel Track(TM) Drug Discovery program to discover novel small molecule drug candidates directed at individual G-protein coupled receptor (GPCR) targets. We will share intellectual property resulting from the collaboration, and equally contribute to at least one joint drug discovery program. We will share revenues resulting from the commercialization of joint drug discovery programs. In addition to these joint drug discovery programs, each of us will receive exclusive rights to certain compounds that we have decided not to develop in a joint drug discovery program, subject to a royalty payment to the other party. On April 7, 1998, we entered into a material transfer and screening agreement with ACADIA. Under this agreement, we provided to ACADIA access to certain ArQule compound arrays for screening against their target collection. On May 10, 2000, we entered into a compound license agreement with ACADIA. Under this agreement, we granted to Acadia an exclusive license to certain of our compounds having activity against certain of their targets, in return for payments and royalties.

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

COMPETITION

     The biotechnology industry is highly competitive. Our services and products face competition based on several factors, including size, diversity and ease of use of compound libraries. We also face competition related to the speed and costs of identifying and optimizing potential lead compounds and our patent position. We compete with many organizations that are engaged in attempting to identify and optimize compounds. For chemistry services, our competitors include Discovery Partners International, Array Biopharma, Medichem, Albany Molecular Research Institute and Biofocus. We compete with Vertex Phamaceuticals, Neurogen, and 3-Dimensional Pharmaceuticals for chemistry-based drug discovery. In addition, we also compete with academic and scientific institutions, governmental agencies and public and private research organizations.

     Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators. In addition to competition for our customers, these organizations also compete with us in recruiting and retaining highly qualified scientific and management personnel.

     Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent a significant potential market for our products and services, are developing in-house combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include extracts from natural products such as plants and microorganisms and compounds created using rational design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working either on their own or through collaborative efforts.

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

     Virtually all pharmaceutical and biotechnology products developed by our collaborative partners will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply to our collaborative partners varies depending on the nature of their products. In particular, human pharmaceutical products and biologics are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require substantial resources.

     Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our collaborator will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval. Clinical trials are normally done in three phases and generally take several years, but may take longer to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new pharmaceutical, we or our collaborator will be required to file a New Drug Application, or NDA, and receive approval before commercial marketing of the drug. Similarly, if the product is a new biologic, a biological license application, BLA, must be filed and must receive approval prior to commercial marketing of the product. The testing and approval processes require substantial time and effort. NDAs and BLAs submitted to the FDA can take several years to obtain approval.

     Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. If and when the FDA approves any of our collaborators' products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Good Manufacturing Practices, known as GMPs, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

     For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products and biologics. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

     As of March 9, 2001, we employed 304 people, of whom 107 have Ph.D. degrees. 127 of our employees were engaged in operations, 141 were engaged in research and development, and 36 were engaged in marketing and general administration. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

OUR TRADEMARKS

     The terms "ArQule", "Mapping Array", and "Directed Array" are trademarks of ArQule that are registered in the U.S. Patent and Trademark Office. The terms "Compass Array", "AMAP", "Custom Array", "ArQule Reactor", "MapMaker", "Parallel Track", and "PrepQule" are trademarks of ArQule.

ITEM 1A.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Set forth below is certain information regarding our current executive officers and directors, including their respective ages, as of March 9, 2001:

NAME                                    AGE                   POSITION
----                                    ---                   --------
Dr. Stephen A. Hill...................  42     President, Chief Executive Officer and
                                               a Director
Philippe Bey, Ph.D. ..................  58     Senior Vice President of Research and
                                                 Development and Chief Scientific
                                                 Officer
David C. Hastings.....................  39     Vice President, Chief Financial
                                               Officer and Treasurer
Harold E. Selick, Ph.D................  46     President, Chief Executive Officer of
                                                 Camitro Corporation
L. Patrick Gage, Ph.D.................  58     Director
Michael Rosenblatt, M.D. .............  52     Director
Werner Cautreels, Ph.D. ..............  47     Director
Laura Avakian.........................  55     Director
Tuan Ha-Ngoc..........................  48     Director
Ariel Elia............................  65     Director

     STEPHEN A. HILL, M.D. Stephen A. Hill, B.M., B.Ch., M.A., F.R.C.S. has served as our President and CEO since April 1999. Prior to his employment with us, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. He joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions there, including that of Medical Director, with responsibility for clinical trials of compounds across a broad range of therapeutic areas, including those of CNS, HIV, cardiovascular, metabolic, and oncology products. Dr. Hill also served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities globally. He also was a member of Roche's Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to Roche, Dr. Hill served for seven years with the National Health Service in the United Kingdom, in General and Orthopedic Surgery. Dr. Hill is a Fellow of the Royal College of Surgeons of England, and holds his scientific and medical degrees from St. Catherine's College at Oxford University.

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

     DAVID C. HASTINGS David C. Hastings has served as our Vice President and Chief Financial Officer since February 2000. Prior to his employment with us, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc. where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc. where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his BA in Economics at the University of Vermont.

     HAROLD E. SELICK, PH.D. Harold E. Selick has served as President and Chief Executive Officer of Camitro since November 1999. Prior to his employment with Camitro, Dr. Selick was Vice President of Research of Affymax Research Institute, where he directed activities in combinatorial chemistry-based drug discovery, with particular emphasis on the development of technologies for improving the process of lead optimization. Prior to joining Affymax, Dr. Selick held scientific positions in two other biotech companies, one of which was Protein Design Labs, where he was co-inventor of the technology underlying the creation of fully humanized antibodies. He applied this technology to the creation of the "Smart anti-TAC" antibody, which was successfully developed by Roche as "Zenapax", for treating kidney transplant rejection. Prior to working at Protein Design Labs, he was a Damon Runyon-Walter Winchell Cancer Fund Fellow with Professor Bruce Alberts and an American Cancer Society Fellow at the University of California, San Francisco, School of Medicine. Dr. Selick holds a Ph.D. in Molecular Biology and a B.A. in Biophysics from the University of Pennsylvania.

     L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D. has been a director since January 1998. Since March 1998, Dr. Gage has been the President of Wyeth-Ayerst Research, a division of American Home Products Corporation, a pharmaceutical company. Prior to that, Dr. Gage was employed by Genetics Institute, Inc., a biopharmaceutical company, in a variety of positions including President.

     MICHAEL ROSENBLATT, M.D. Michael Rosenblatt, M.D. has been a director since April 1998. From 1992-1998, Dr. Rosenblatt served as the Robert H. Ebert Professor of Molecular Medicine at the Harvard Medical School, Chief of the Division of Bone and Mineral Metabolism at Beth Israel Hospital, and the director of the Harvard MIT Division of Health Sciences and Technology. Since 1993, he has also been a faculty member in the department of Biological Chemistry and Molecular Pharmacological, Biological and Biomedical Sciences Program of the Division of Medical Sciences at Harvard University. From 1996-1999, he has been the executive director of the Carl J. Shapiro Institute for Education and Research at Harvard Medical School and Beth Israel Deaconess Medical Center. Since 1996, he has been Harvard faculty dean for academic programs at the Beth Israel Deaconess Medical Center. He is now the President (interim) of Beth Israel Deaconess Medical Center and the George R. Minot Professor of Medicine at Harvard Medical School. Prior to 1992, Dr. Rosenblatt was the Senior Vice President for Research at Merck Research Laboratories, a pharmaceutical company. Dr. Rosenblatt serves as a director of Curis, Inc. and certain privately held companies.

     WERNER CAUTREELS, PH.D. Werner Cautreels, Ph.D. has been a director since September 1999. Since May 1998, Dr. Cautreels has been the Global Head of Research and Development of Solvay Pharmaceuticals. Prior to that, Dr. Cautreels had been employed by Nycomed Amersham Ltd., Sterling Winthrop, and Sanofi in a variety of positions in Research and Development.

     LAURA AVAKIAN Laura Avakian has been a director since March 2000. Ms. Avakian is currently Vice President for Human Resources for the Massachusetts Institute of Technology where she directs all human resource programs and oversees the institution's Medical Department. Prior to joining MIT, she was Senior Vice President, Human Resources, for Beth Israel Deaconess Medical Center and for its parent corporation CareGroup. She has previously served as President of the American Society for Healthcare Human Resources Administration, and has received the distinguished service award, literature award and chapter leadership award from that society. She received the 1996 Award for Professional Excellence in Human Resources Management from the Society for Human Resource Management. She has also served as editor of the Yearbook of Healthcare Management and authored numerous chapters and articles on human resources management. Ms. Avakian received her BA degree from the University of Missouri at Columbia and her MA degree from Northwestern University.

     TUAN HA-NGOC Tuan Ha-Ngoc has been a director since March 2000. Mr. Ha-Ngoc is the founder, Chief Executive Officer and a director of eHealthDirect, Inc., which provides an advanced business to business financial transactions platform for health care benefits administration. Mr. Ha-Ngoc was previously the Vice President of Strategic Development at American Home Products Corporation where he directed its corporate strategy in the pharmaceuticals industry. Prior to joining AHP, he was an Executive Vice President for Genetics Institute, Inc. Mr. Ha-Ngoc is a member of the Board of Fellows and Chairman of the Research Committee at the Harvard School of Dental Medicine. He is also a member of the Board of Trustees of the Lupus Foundation. Mr. Ha-Ngoc received an MBA from INSEAD and received a Master's Degree in Pharmacy from the University of Paris, France.

     ARIEL ELIA Ariel Elia has been a director since September 2000. Currently, Mr. Elia serves as Chairman of the European Advisory Board of E.Med Securities, a private, U.S.-based company providing investment banking services to emerging growth companies in the life science industry. Mr. Elia is a director of Altamir S.A., a French venture capital company, and of Yssum, the research and development company of the Hebrew University of Jerusalem in Israel. Mr. Elia also serves as a Governor of both the Ben Gurion University and the Hebrew University of Jerusalem, in Israel. Prior to his current positions, Mr. Elia was the Chief Executive Officer of Jouveinal Laboratories, a privately held, French pharmaceutical company. Mr. Elia also spent 17 years with Merck & Co., serving both in Europe and in the U.S., most recently as Senior Vice President, International Division. Before joining Merck & Co., Mr. Elia spent 12 years with American Home Products Corp., serving as President of the International Household Products Division prior to his departure. Mr. Elia is a U.S. citizen born in Alexandria, Egypt. He graduated from Victoria College in Alexandria, Egypt with an Oxford and Cambridge degree as a bachelor of arts. His honors include Knight of the Order of the Crown in Belgium, and Doctor of Philosophy Honoris Causa of Ben Gurion University, Israel.

ITEM 2.  PROPERTIES

     In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements. On November 28, 2000, we exercised our options to purchase the entire building and the adjacent lot, and on March 2, 2001 we closed the transaction. The total consideration paid for the properties was $20.5 million, of which $18.2 million represented the purchase price for the entire building and the land on which it sits and $2.3 million represented the purchase price for the adjacent lot. The purchase price was determined through an arms-length negotiation with Metro North Corporate Center LLC and Metro North Corporate Center LLC II, which are unaffiliated with us or any of our directors or executive officers.

     We paid $4.5 million in cash and granted a mortgage for the remainder of the purchase price through an extension of our existing term loan with Fleet Bank dated as of March 18, 1999, with an initial interest rate of 6.95%. The land upon which our facility sits is approximately 7.2 acres, including a parking lot, while the adjacent parcel of land represents approximately 5 acres. We plan to continue to use our facility in its current capacity and may develop the adjacent parcel at a presently undetermined time in the future.

     Our research facilities also include approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is dedicated to the Pfizer collaboration. We lease these facilities under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. We sublease these facilities pursuant to three sublease agreements. The monthly cost of these leases is entirely offset by our income from these subleases.

     In connection with our acquisition of Camitro Corporation on January 29, 2001, we assumed Camitro's existing lease for approximately 24,958 square feet of office space in Menlo Park, California, which will expire on September 30, 2002. Prior to expiration, we have the option to renew this lease for a term of 18 months. We sublease approximately 5,750 square feet of this space under an agreement which terminates on March 31, 2001. Our lease payments are $45,034 per month, and our income from the sublease is $11,271 per month. We believe that all of our facilities are adequate for our current operations.

     Subsequent to year-end, Camitro Corporation, through its wholly-owned subsidiary Camitro UK, Ltd. leased approximately 10,000 square feet of office and laboratory space in Cambridge, England for 15,416 British Pounds per month. We lease this facility under an agreement which expires in December 2005. In March 2001, we executed a two year sublease with a third party for approximately 4,000 square feet of the premises for 7,333 British Pounds per month. This sublease extends until March 2003.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     ArQule's common stock is traded on The Nasdaq National Market under the symbol "ARQL".

     The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for ArQule's common stock:

                                                              HIGH      LOW
                                                              -----    -----
1999
First Quarter...............................................   7.50     4.38
Second Quarter..............................................   5.25     3.66
Third Quarter...............................................   7.06     4.25
Fourth Quarter..............................................  11.13     5.13

2000
First Quarter...............................................  37.50     8.25
Second Quarter..............................................  19.88     6.25
Third Quarter...............................................  24.13    16.63
Fourth Quarter..............................................  33.75    13.00

2001
First Quarter (through March 9, 2001).......................  31.25    15.88

     As of March 9, 2001, there were approximately 99 holders of record and approximately 5,159 beneficial shareholders of our common stock.

     We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to the years 1996, 1997, 1998, 1999 and 2000, have been derived from ArQule's audited financial statements, including the balance sheet as of December 31, 1999 and 2000 and the related statements of operations and of cash flows for the three years ended December 31, 2000 and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1996       1997       1998        1999       2000
                                          -------    -------    -------    --------    -------
STATEMENT OF OPERATIONS DATA:
Revenue.................................  $ 7,255    $17,420    $22,193    $ 18,582    $50,296
Cost and expenses:
  Cost of revenue.......................    4,739     10,218     14,036      17,457     21,343
  Research and development..............    3,076      4,704     10,427      14,260     18,579
  Marketing, general and
     administrative.....................    2,850      4,670      6,387       6,022      8,293
                                          -------    -------    -------    --------    -------
          Total costs and expenses......   10,665     19,592     30,850      37,739     48,215
                                          -------    -------    -------    --------    -------
Income (loss) from operations...........   (3,410)    (2,172)    (8,657)    (19,157)     2,081
Interest income (expense), net..........      417      2,463      2,195       1,724      1,774
                                          -------    -------    -------    --------    -------
Net income (loss).......................  $(2,993)   $   291    $(6,462)   $(17,433)   $ 3,855
                                          =======    =======    =======    ========    =======
Basic net income (loss) per share.......  $ (1.32)   $   .03    $ (0.54)   $  (1.38)   $  0.28
                                          =======    =======    =======    ========    =======
Weighted average common shares
  outstanding -- basic..................    2,272     11,282     12,031      12,606     13,911
                                          =======    =======    =======    ========    =======
  Diluted net income (loss) per share...  $ (1.32)   $   .02    $ (0.54)   $  (1.38)   $  0.25
                                          =======    =======    =======    ========    =======
Weighted average common shares
  outstanding -- diluted................    2,272     12,394     12,031      12,606     15,208
                                          =======    =======    =======    ========    =======

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                           1996       1997       1998       1999        2000
                                          -------    -------    -------    -------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities............................  $37,086    $49,282    $33,870    $36,421    $110,019
Working capital.........................   31,440     46,023     35,546     17,371      93,437
Total assets............................   43,509     66,925     60,480     77,346     149,476
Long-term debt..........................    1,728      1,213        306     10,700       7,200
          Total stockholders' equity....   34,621     57,340     54,267     38,753     120,420

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

     We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have not yet realized any significant revenue from our joint discovery programs with biotechnology companies and academic institutions, or from our internal drug discovery programs. While we expect our revenue to increase in 2001, our financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate.

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

     In November 2000 we sold 3,358,000 shares of common stock at $22.50 per share in a follow-on public offering. This included the exercise of the overallotment option of 438,000 shares. The offering resulted in net proceeds of approximately $70,867,000.

     We have incurred a cumulative net loss of $30.7 million through December 31, 2000. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. While we were profitable in fiscal year 2000, we will not be profitable in 2001 and our ability to achieve sustained profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expand or continue existing collaborations, timing of additional investments in technology and the realization of value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

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

RESULTS OF OPERATIONS

  Years Ended December 31, 1999 and 2000

     Revenue. Total revenues for 2000 were $50.3 million as compared to $18.6 million in 1999, an increase of $31.7 million or approximately 171 percent. This increase is primarily due to the amortization of upfront fees of approximately $15.3 million and fees for delivery of Custom Array(TM) sets of approximately $10.7 million to Pfizer Inc and Bayer AG and from other delivery fees earned from our collaborations.

     Cost of revenue. Cost of revenue in 2000 totaled $21.3 million, an increase of $3.8 million or 22 percent as compared to 1999. The increase in costs of revenue was attributable to increased costs for producing Custom Array(TM) sets for Pfizer Inc and Bayer AG. Our gross margin as a percentage of sales was 58 percent for the year ended December 31, 2000 as compared to 6 percent for the prior year. Our gross margin as a percentage of sales was higher in 2000 due to the higher gross margin on the Pfizer collaboration and other economies of scale.

     Research and development expenses. Research and development expenses in 2000 were $18.6 million, an increase of $4.3 million or 30 percent as compared to $14.3 million in 1999. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies, including increased personnel, as we expand our lead optimization programs.

     Marketing, general and administrative expenses. Marketing and general administrative expenses in 2000 were $8.3 million in 2000, an increase of $2.3 million or 38 percent as compared to 1999. The increase was due primarily associated with increased administrative costs, including increased personnel, to support our growth during 2000.

     Net investment income. Net investment income consists primarily of interest income partially offset by interest expense and other non-operating income and expenses. Investment income in 2000 was $2.9 million as compared to $1.9 million in 1999, an increase of $1.0 million or approximately 50 percent. Interest expense in 2000 was $1.1 million as compared to $0.2 million in 1999, resulting primarily from our higher average debt balance on our term loan with Fleet National Bank.

     Net income (loss). Our net income for the year ended December 31, 2000 was $3.9 million, compared to a net loss of $(17.4) million for the same period in 1999. Our net income in 2000 has been primarily attributable to increased revenue from our collaborator base.

  Years Ended December 31, 1998 and 1999

     Revenue. Revenue for 1999 decreased $3.6 million to $18.6 million from $22.2 million for the same period in 1998. This decrease reflected the completion of our collaborative agreements with Roche and Abbott, while not yet recognizing significant revenues from the collaborative agreements entered into with Pfizer and Bayer in 1999. We recorded $0.8 million and $3.0 million of revenue from Roche in 1999 and 1998, respectively. We recorded no revenue from Abbott in 1999 compared to $1.7 million of revenue in 1998.

     Cost of revenue. Cost of revenue for 1999 increased $3.5 million to $17.5 million from $14.0 million for the same period in 1998. This increase is primarily attributable to the overhead and depreciation related to additional facilities and scientific personnel and the necessary supplies and overhead expenses related to the delivery of the Mapping Array and Directed Array sets pursuant to our collaborative agreements, as well as approximately $0.4 million of charges related to the relocation of our corporate headquarters in November 1999. These charges primarily related to direct moving expenses as well as charges incurred to reserve for vacated space in Medford.

     Research and development expenses. Research and development expenses for 1999 increased $3.9 million to $14.3 million from $10.4 million for the same period in 1998. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses for 1999 decreased $0.4 million to $6.0 million from $6.4 million for the same period in 1998. This decrease is primarily due to a $0.5 million reduction in the use of outside marketing and consulting services.

     Net investment income. Net investment income for 1999 decreased $0.5 million to $1.7 million from $2.2 million for the same period in 1998. Lower interest income in 1999 resulted primarily from lower amounts available for investment in 1999.

     Net loss. The net loss for 1999 was $17.4 million as compared to a net loss of $6.5 million for the same period in 1998. The net loss for 1999 is primarily attributable to decreased revenue, increased expenditures as we invested in new technologies to expand our drug discovery capabilities, and charges related to the relocation of our headquarters.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we held cash, cash equivalents and marketable securities with a value of $110.0 million, compared to $36.4 million at December 31, 1999. Our working capital at December 31, 2000 was $93.4 million. We have funded operations through December 31, 2000 with sales of common stock, payments from corporate collaborators, and the utilization of bank financing. On March 18, 1999, we consummated a term loan agreement with Fleet National Bank to support our facilities expansion. Under this agreement, we borrowed $14.0 million of the potential $15.0 million available. As of December 31, 2000, we have made principal payments of $3.3 million and had an outstanding balance of $10.7 million.

     Cash flows from operating activities for the year ended December 31, 2000 decreased $6.3 million to $6.5 million from $12.8 million for the same period in 1999. This decrease reflects primarily the timing of payments from our corporate collaborations. Cash flows provided by investing activities for the year ended December 31, 2000 increased $29.4 million to $1.3 million. We had a use of cash of $28.1 million from investing activities for the same period in 1999. During 1999 we completed our facility expansion in Woburn, which included approximately $18.4 million in tenant improvements. Cash flows from financing activities for the year ended December 31, 2000 increased $60.3 million to $74.1 million from $13.8 million for the same period in 1999. In November 2000, we completed a follow-on offering of 3.4 million shares of our common stock that raised $70.7 million net of expenses.

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

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") issued in December 1999, summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The statements in the Staff Accounting Bulletins represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. We adopted these SAB 101 during the fourth quarter of 2000 and results of operations were not affected.

SUBSEQUENT EVENTS

     In January 2001, we acquired Camitro Corporation, a privately-held predictive modeling company based in Menlo Park, California. Under the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1.7 million in cash in exchange for all of Camitro's outstanding shares and the assumption of all of Camitro's outstanding stock options and warrants. The merger transaction was valued at $84.7 million based on our share price on the measurement date for the merger. The transaction will be accounted for as a purchase transaction.

     In November 2000, we exercised our options to purchase our building and the adjacent lot in Woburn, Massachusetts and in March 2001 we closed the transaction. The total consideration paid for the properties was $20.5 million, of which $18.2 million represented the purchase price for the entire building and the land on which it sits and $2.3 million represented the purchase price for the adjacent lot. The purchase price was determined through an arms-length negotiation with Metro North Corporate Center LLC and Metro North Corporate Center LLC II, which are unaffiliated with us or any of our directors or executive officers.

     We paid $4.5 million in cash and granted a mortgage for the remainder of the purchase price through an extension of our existing term loan with Fleet Bank dated as of March 18, 1999, with an initial interest rate of 6.95%. The land upon which our facility sits is approximately 7.2 acres, including a parking lot, while the adjacent parcel of land represents approximately 5 acres. We plan to continue to use our facility in its current capacity and may develop the adjacent parcel at a presently undetermined time in the future.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Our future operating results could differ materially from the results described above due to the risks and uncertainties described in exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market -- risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. Additionally, we entered into an interest rate swap agreement with Fleet National Bank primarily to reduce the impact of changes in interest rates on our cash flows. The impact on our financial position and results of operations from likely changes in interest rates is not material.

     See Notes 2 and 7 to the Consolidated Financial Statements for a description of the Company's use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 2000 due to the short-term maturities of these instruments.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     25
Consolidated Balance Sheet at December 31, 1999 and 2000....     26
Consolidated Statement of Operations for the three years
  ended December 31, 2000...................................     27
Consolidated Statement of Stockholders' Equity for the three
  years ended December 31, 2000.............................     28
Consolidated Statement of Cash Flows for the three years
  ended December 31, 2000...................................     29
Notes to Consolidated Financial Statements..................     30
Consolidated Financial Statement Schedules:

  Schedules are not included because they are not applicable or the information is included in the Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of ArQule, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 1999 and 2000, and the results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 11, 2001, except as to Footnote 14, which is as of March 14, 2001

                                  ARQULE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,208       $ 86,079
  Marketable securities.....................................      32,213         23,940
  Accounts receivable.......................................       2,529          1,564
  Accounts receivable -- related party......................       1,424            718
  Inventory.................................................         486            400
  Prepaid expenses and other current assets.................         579          1,326
                                                                --------       --------
          Total current assets..............................      41,439        114,027
Property and equipment, net.................................      34,093         33,699
Other assets................................................       1,814          1,750
                                                                --------       --------
                                                                $ 77,346       $149,476
                                                                ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $    316       $     --
  Current portion of long term debt.........................       2,525          3,500
  Accounts payable and accrued expenses.....................       5,719          4,171
  Deferred revenue..........................................      15,508         12,919
                                                                --------       --------
          Total current liabilities.........................      24,068         20,590
Deferred revenue............................................       3,825          1,266
Long term debt..............................................      10,700          7,200
                                                                --------       --------
          Total liabilities.................................      38,593         29,056
                                                                --------       --------
Commitments (Note 11).......................................          --             --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding............          --             --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 12,864,225 and 17,072,727 shares issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................         129            171
  Additional paid-in capital................................      73,167        151,084
  Accumulated deficit.......................................     (34,538)       (30,683)
  Unrealized gain on marketable securities..................          --             29
  Deferred compensation.....................................          (5)          (181)
                                                                --------       --------
          Total stockholders' equity........................      38,753        120,420
                                                                --------       --------
                                                                $ 77,346       $149,476
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999           2000
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
  Compound development revenue..............................   $11,868       $  9,421       $40,507
  Compound development revenue -- related party.............    10,325          9,161         9,789
                                                               -------       --------       -------
                                                                22,193         18,582        50,296
                                                               -------       --------       -------
Costs and expenses:
  Cost of revenue...........................................     7,506          8,851        13,888
  Cost of revenue -- related party..........................     6,530          8,606         7,455
  Research and development..................................    10,427         14,260        18,579
  Marketing, general and administrative.....................     6,387          6,022         8,293
                                                               -------       --------       -------
                                                                30,850         37,739        48,215
                                                               -------       --------       -------
     Income (loss) from operations..........................    (8,657)       (19,157)        2,081
Investment income...........................................     2,364          1,915         2,865
Interest expense............................................      (169)          (191)       (1,091)
                                                               -------       --------       -------
     Net income (loss)......................................   $(6,462)      $(17,433)      $ 3,855
                                                               =======       ========       =======
Basic net income (loss) per share...........................   $ (0.54)      $  (1.38)      $  0.28
                                                               =======       ========       =======
Weighted average common shares outstanding -- basic.........    12,031         12,606        13,911
                                                               =======       ========       =======
Diluted net income (loss) per share.........................   $ (0.54)      $  (1.38)      $  0.25
                                                               =======       ========       =======
Weighted average common shares outstanding -- diluted.......    12,031         12,606        15,208
                                                               =======       ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      UNREALIZED
                                        COMMON STOCK        ADDITIONAL                                   GAIN          TOTAL
                                   ----------------------    PAID-IN     ACCUMULATED     DEFERRED     MARKETABLE   STOCKHOLDERS'
                                     SHARES     PAR VALUE    CAPITAL       DEFICIT     COMPENSATION   SECURITIES      EQUITY
                                   ----------   ---------   ----------   -----------   ------------   ----------   -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1997.....  11,878,090     $119       $ 68,418     $(10,643)      $  (554)                    $ 57,340
Stock option exercises...........     134,639        1            793                                                     794
Employee stock purchase plan.....      53,619        1            381                                                     382
Issuance of common stock in
  connection with American Home
  Products investment in ArQule,
  Inc............................     104,987        1          1,999                                                   2,000
Compensation related to the grant
  of common stock options........                                (159)                       159                           --
Amortization of deferred
  compensation...................                                                            213                          213
Net loss.........................                                           (6,462)                                    (6,462)
                                   ----------     ----       --------     --------       -------         ---         --------
Balance at December 31, 1998.....  12,171,335      122         71,432      (17,105)         (182)          0           54,267
Stock option exercises...........     536,473        5            888                                                     893
Employee stock purchase plan.....     156,417        2            538                                                     540
Compensation related to the grant
  of common stock options........                                 309                       (309)                          --
Amortization of deferred
  compensation...................                                                            486                          486
Net loss.........................                                          (17,433)                                   (17,433)
                                   ----------     ----       --------     --------       -------         ---         --------
Balance at December 31, 1999.....  12,864,225      129         73,167      (34,538)           (5)          0           38,753
Stock option exercises...........     758,403        8          5,670                                                   5,678
Employee stock purchase plan.....      92,099        1            533                                                     534
Issuance of common stock in
  connection with secondary
  public offering, net of
  insurance costs of $4,864......   3,358,000       33         70,658                                                  70,691
Compensation related to the grant
  of common stock options........                               1,056                     (1,056)                          --
Amortization of deferred
  compensation...................                                                            880                          880
Unrealized gain on marketable
  securities.....................                                                                         29               29
Net income.......................                                            3,855                                      3,855
                                   ----------     ----       --------     --------       -------         ---         --------
Balance at December 31, 2000.....  17,072,727     $171       $151,084     $(30,683)      $  (181)        $29         $120,420
                                   ==========     ====       ========     ========       =======         ===         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss)........................................  $ (6,462)   $(17,433)   $  3,855
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................     4,620       7,690       7,350
     Amortization of deferred compensation.................       213         486         880
     (Increase) decrease in accounts receivable............    (2,575)      1,755       1,671
     Decrease in inventory.................................       427          40          86
     (Increase) decrease in prepaid expenses and other
       current assets......................................      (349)        290        (747)
     (Increase) decrease in other assets...................    (1,500)       (158)         64
     Decrease in notes receivable from related parties.....       197          30          --
     Increase (decrease) in accounts payable and accrued
       expenses............................................      (710)      3,625      (1,548)
     Increase (decrease) in deferred revenue...............    (1,488)     16,427      (5,148)
                                                             --------    --------    --------
       Net cash provided by (used in) operating
          activities.......................................    (7,627)     12,752       6,463
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of marketable securities.......................   (44,109)    (57,731)    (58,302)
  Proceeds from sale or maturity of marketable
     securities............................................    50,164      53,608      66,604
  Proceeds from tenant improvement allowance...............        --          --       2,335
  Additions to property and equipment......................    (9,787)    (23,962)     (9,291)
                                                             --------    --------    --------
       Net cash (used in) provided by investing
          activities.......................................    (3,732)    (28,085)      1,346
                                                             --------    --------    --------
Cash flows from financing activities:
  Principal payments of capital lease obligations..........    (1,174)       (897)       (316)
  Borrowings of long term debt.............................        --      14,000          --
  Principal payments of long term debt.....................        --        (775)     (2,525)
  Proceeds from issuance of common stock, net..............     3,176       1,433      76,903
                                                             --------    --------    --------
       Net cash provided by financing activities...........     2,002      13,761      74,062
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (9,357)     (1,572)     81,871
Cash and cash equivalents, beginning of period.............    15,137       5,780       4,208
                                                             --------    --------    --------
Cash and cash equivalents, end of period...................  $  5,780    $  4,208    $ 86,079
                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1998, 1999, and 2000 the Company paid approximately $169, $191 and $1,091, respectively, for interest expense.

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ARQULE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION AND NATURE OF OPERATIONS

     ArQule, Inc. is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical and biotechnology industries. Our operations are focused on the integration of combinatorial chemistry, structure-guided rational drug design, computational models of drug-like compound characteristics and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development and product development candidates.

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

  Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased within three months of maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities that have strong credit ratings. As a matter of policy, ArQule determines on a quarterly basis the fair market value of its investment portfolio. Unrealized gains and losses on securities are included in the income of shareholders equity, net of related tax effects. If the fair market value of a marketable security declines below its cost basis, and, based upon our consideration of all available evidence, we conclude such decline is "other than temporary", we mark the investment to market through a charge to current earnings. At December 31, 1999 and 2000, we have classified these investments as available-for-sale.

  Fair Value of Financial Instruments

     At December 31, 1999 and 2000, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, notes receivable from a related party, accounts payable, accrued expenses and our interest rate swap. The carrying amounts of these instruments approximate their fair values.

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

  Revenue Recognition

     Compound development revenue relates to revenue from significant collaborative agreements and from licensing of compound arrays. Revenue from collaborative agreements includes the delivery of compounds and compound development work recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the terms of the contractual arrangement. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan. Revenue from compound

                                  ARQULE, INC.

delivery also includes technology transfer fees and fees based on the delivery of compounds. Since the technology transfer fees are included in agreements that also include compound delivery, the technology transfer fees are recognized ratably over the performance period. Fees related to the delivery of compounds are based upon the delivery of compounds. Milestone payments are recognized as revenue based upon the stage of completion of our performance obligations under the related contract. Accordingly, upon achievement of a milestone, an amount equal to the milestone payment multiplied by the percentage of our performance obligation completed through that date is recognized as revenue. The remainder will be recognized ratably over the remaining term of the performance period. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. We believe our revenue recognition policies are in full compliance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We did not change any of our revenue recognition policies as a result of implementing SAB 101.

  Cost of Revenue

     Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to develop and produce compound arrays. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

  Research and Development Costs

     Research and development costs are expensed as incurred. These costs consist primarily of payroll and payroll-related costs, chemicals, software, supplies, and overhead expenses.

  Stock Compensation

     Options granted to employees and members of the Board of Directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. Under APB No. 25, no compensation expense is recognized for options granted at fair market value with fixed terms. We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). All stock-based awards granted to nonemployees, including members of the Scientific Advisory Board, are accounted for as prescribed by SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." We believe our stock compensation policies are in compliance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

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

                                  ARQULE, INC.

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

  Earnings (Loss) Per Share

     We compute and report earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase of 2,338,586 and 2,604,493 shares of common stock were not included in the 1998 and 1999 computation of diluted net income (loss) per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

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

3.  RELATED PARTIES

     We have entered into a number of license, research and development agreements (the "Agreements") with corporate collaborators. Two agreements were entered into with Solvay Duphar B.V. ("Solvay") and Wyeth-Ayerst
Pharmaceuticals, a division of American Home Products Corporation
("Wyeth-Ayerst"). Revenue related to these Agreements is included in compound development revenue. Solvay and Wyeth-Ayerst are related parties as they each have a representative on our Board of Directors.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 1999 and 2000:

                                                               DECEMBER 31,
                                                            ------------------
                                             MATURITY        1999       2000
                                           -------------    -------    -------
U.S. Government obligations..............  Within 1 year    $ 3,950    $ 6,760
Corporate bonds..........................  Within 1 year     28,263     17,180
                                                            -------    -------
                                                            $32,213    $23,940
                                                            =======    =======

     At December 31, 1999 and 2000, marketable securities are carried at fair market value. All of our marketable securities are classified as current at December 31, 1999 and 2000 as the funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses on sales of securities for the years ended December 31, 1999 and 2000 were not significant.

                                  ARQULE, INC.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 USEFUL LIFE     DECEMBER 31,
                                                  ESTIMATED    -----------------
                                                   (YEARS)      1999      2000
                                                 -----------   -------   -------
Machinery and equipment........................        5       $12,423   $17,185
Leasehold improvements.........................     3-15        28,050    26,785
Furniture and fixtures.........................        7         1,651     1,653
Computer equipment.............................        3         6,747     9,097
Construction-in-progress.......................       --         1,980     3,087
                                                               -------   -------
                                                                50,851    57,807
Less -- accumulated depreciation and
  amortization.................................                 16,758    24,108
                                                               -------   -------
                                                               $34,093   $33,699
                                                               =======   =======

     Assets held under capital leases at December 31, 1999 and 2000 consisted of $1,900 of machinery and equipment, $1,785 of leasehold improvements, $703 in computer equipment and $107 of furniture and fixtures. Accumulated amortization of these assets totaled $4,179 and $4,495 at December 31, 1999 and 2000, respectively. For the years ended December 31, 1998, 1999 and 2000, amortization expense related to assets held under capital lease obligations was $1,083, $889 and $316 respectively. Total depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $4,620, $7,690 and $7,350,
respectively.

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

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Accounts payable...........................................  $3,636    $1,867
Accrued payroll............................................     944     1,647
Accrued professional fees..................................     264       182
Accrued lease termination..................................     800       150
Other accrued expenses.....................................      75       325
                                                             ------    ------
                                                             $5,719    $4,171
                                                             ======    ======

7.  DEBT

     In March 1999, we entered into a term loan agreement with Fleet National Bank ("Fleet"). The terms of this agreement allow for borrowings up to a maximum of $15,000 based on 80% of qualifying property and equipment purchases, provided that we comply with certain covenants, including the maintenance of specified financial ratios. Borrowings under this facility are classified as either "Tranche A" (term loans entered into before June 30, 1999) or "Tranche B" (term loans entered into between July 1, 1999 and June 30, 2000). Principal amounts due are payable in 16 equal quarterly installments beginning on September 30, 1999 and September 30, 2000 for "Tranche A" and "Tranche B" borrowings, respectively. Interest payments are made

                                  ARQULE, INC.

monthly in arrears beginning on the first day of the month following commencement of this agreement and accrues at one month LIBOR plus 1.75%. We entered into an interest rate swap agreement with Fleet primarily to reduce the impact of changes in interest rates on our term loan agreement. At December 31, 1999, we had two interest rate swaps with notional amounts of $6,200 and $7,800 respectively. Under this agreement, we will pay Fleet interest at weighted average fixed rates of 7.94% and 8.99%, respectively. Settlement accounting is used for these interest rate swaps which expire on June 2003 and June 2004, respectively. The impact on our financial position and results of operations from likely changes in interest rates is not material, as our hedging of transactions is limited to these specific liabilities. As of December 31, 2000, we had total outstanding balances of $3,875 and $6,825, respectively, on our "Tranche A" and "Tranche B" loans. This facility is collateralized by all of our property and equipment.

     On February 23, 1994, we entered into a lease line agreement with BankBoston allowing for eligible equipment purchases of up to $8,500. Based on the terms of the agreement, each lease extends for a period of forty-two equal monthly payments.

     Our principal amounts due under the term loan agreement are as follows:

                     YEAR ENDING
                     DECEMBER 31,                       TRANCHE A    TRANCHE B
                     ------------                       ---------    ---------
  2001................................................   $1,550       $1,950
  2002................................................    1,550        1,950
  2003................................................      775        1,950
  2004................................................       --          975
                                                         ------       ------
     Total payments due...............................   $3,875       $6,825
                                                         ======       ======

     See note 14 for additional debt incurred subsequent to year end.

8.  STOCKHOLDERS' EQUITY

  Preferred Stock

     We are authorized to issue up to 1.0 million shares of preferred stock. As of December 31, 1999 and 2000 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

  Common Stock

     Our amended Certificate of Incorporation authorized the issuance of up to 30 million shares of $0.01 par value common stock.

     On November 15, 2000, we completed a follow-on offering of 3,358,000 shares of common stock at $22.50 per share, which included the underwriters' exercise of their over-allotment of 438,000 shares of common stock on November 21, 2000. We realized total net proceeds of approximately $70,867.

     At December 31, 2000, we have 4,025,705 common shares reserved for purchase of common stock under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan and the 1996 Directors Plan.

9.  STOCK OPTION PLANS

     During 2000, our stockholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan") increasing the number of shares of common stock available for awards under the Equity Incentive Plan to 5,700,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock-based forms including stock options and restricted stock. Pursuant to the Equity

                                  ARQULE, INC.

Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2000, no stock appreciation rights have been issued. At December 31, 2000, there were 1,527,617 shares available for future grant under the Equity Incentive Plan.

     Subject to the restrictions above, the Board of Directors is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

     Also during 2000, the stockholders approved an amendment to the 1996 Director Stock Option Plan (the "Director Plan") for nonemployee directors increasing the number of shares of common stock available for awards under the Director Plan to 190,500. Under this plan, eligible directors are automatically granted once a year, at our annual meeting of stockholders, options to purchase 3,500 shares of common stock, which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of our next annual stockholders' meeting held after the date of grant. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2000, options to purchase 130,500 shares of common stock have been granted under this plan of which 108,000 shares are currently exercisable. As of December 31, 2000, 60,000 shares are available for future grant.

     During 1999 and 2000, we issued 45,500 and 25,500 options, respectively, to certain members of our Scientific Advisory Board (SAB) under the Equity Incentive Plan. In 1999, 18,000 shares were cancelled. Compensation expense in 1999 and 2000 was $486 and $660, respectively. Also during 2000, compensation expense of $220 was recorded for employees who received non-qualified stock options at below fair market value on the date of grant. The remaining deferred compensation of $181 was recorded at December 31, 2000 and is being amortized as compensation expense over the vesting period of the options.

     We apply APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan. Had compensation cost been determined based on the estimated, value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net loss, pro forma basic net loss per share and diluted net loss per share would have been as follows:

                                                       DECEMBER 31,
                                            -----------------------------------
                                              1998          1999         2000
                                            --------    ------------    -------
Pro forma net loss........................  $(13,217)     $(21,746)     $(3,321)
Pro forma basic and diluted net loss per
  share...................................  $  (1.10)     $  (1.73)     $ (0.24)

     For the purposes of pro forma disclosure, the estimated value of each employee and nonemployee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; 75% volatility for 1998 and 1999, 95% for 2000; risk-free interest rates of 6.0% in 1998, 5.46% in 1999 and 6.0% in 2000; expected lives of 4 years in 1998, 1999 and 2000 for options granted.

                                  ARQULE, INC.

     Option activity under the Plans for the three years ended December 31, 2000 was as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
STOCK OPTIONS                                           OF SHARES      PRICE
-------------                                           ----------    --------
Outstanding at December 31, 1997......................   2,111,252     $ 9.87
Granted...............................................   1,606,265       9.06
Exercised.............................................    (134,639)      5.90
Cancelled.............................................  (1,244,292)     15.25
                                                        ----------
Outstanding at December 31, 1998......................   2,338,586       6.68
Granted...............................................   1,050,755       4.65
Exercised.............................................    (536,473)      1.67
Cancelled.............................................    (243,125)      7.36
                                                        ----------
Outstanding at December 31, 1999......................   2,609,743       6.83
Granted...............................................     597,658      18.05
Exercised.............................................    (758,403)      7.39
Cancelled.............................................    (182,112)      8.11
                                                        ----------
Outstanding as of December 31, 2000...................   2,266,886     $ 9.50
                                                        ==========
Exercisable at December 31, 2000......................     918,206     $ 8.22
                                                        ==========
Weighted average estimated value of options granted
  during the year ended December 31, 2000.............                 $12.60

     The following table summarizes information about options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -----------------------------------------    ------------------------
                                                      WEIGHTED
                                       NUMBER          AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
                                   OUTSTANDING AT     REMAINING     AVERAGE        AS OF        AVERAGE
                                    DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                2000            LIFE         PRICE          2000         PRICE
------------------------           --------------    -----------    --------    ------------    --------
$ 0.0000 --  2.8000..............       32,500           4.7         $ 0.90        32,500        $ 0.90
  2.8001 --  5.6000..............    1,250,392           7.9           4.73       490,323          4.78
  5.6001 --  8.4000..............      205,885           6.5           6.51       153,884          6.39
  8.4001 -- 11.2000..............       54,000           7.2          10.56        29,500         10.82
 11.2001 -- 14.0000..............        7,500           5.9          12.00         7,500         12.00
 14.0001 -- 16.8000..............       40,600           6.6          15.34        39,975         15.36
 16.8001 -- 19.6000..............      366,259           8.3          17.88        97,024         17.76
 19.6001 -- 22.4000..............      249,750           7.9          20.20        50,000         20.91
 22.4001 -- 25.2000..............       60,000           9.0          23.07        17,500         22.94
                                     ---------                                    -------
                                     2,266,886           7.8         $ 9.50       918,206        $ 8.22
                                     =========                                    =======

     On September 8, 1998, we determined that certain stock options issued to our employees had an exercise price significantly higher than the fair market value of our common stock. In light of our conclusions that such options were not providing the desired incentive, we provided employees with the opportunity to exchange options previously granted to them under the Equity Incentive Plan on or after June 25, 1996 for new options ("the Replacement Options") to purchase the same number of shares of common stock at an exercise price of $4.875 per share, the then fair market value of our common stock. A total of 985,059 options were exchanged. Employees (other than those individuals designated as "officers" by the Company, including those officers

                                  ARQULE, INC.

subject to Section 16 of the Securities Exchange Act of 1934) were given the choice of retaining their existing options, with the original vesting schedule, or accepting the Replacement Options, with a vesting schedule extended by one year.

  Employee Stock Purchase Plan

     In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. At December 31, 2000, 311,303 shares have been purchased pursuant to the Purchase Plan. In May 1999 the Board of Directors approved an increase from 120,000 shares reserved to 420,000 shares reserved of common stock for purchase under the Purchase Plan. This increase was approved at the May 2000 annual meeting of stockholders.

10.  INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 1998, 1999 and 2000.

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

                                                       DECEMBER 31,
                                             --------------------------------
                                               1998        1999        2000
                                             --------    --------    --------
Deferred tax assets:
  Preoperating costs capitalized for tax
     purposes..............................  $    210    $    189    $    164
  Net operating loss carryforwards.........     7,068       6,671      11,417
  Tax credit carryforwards.................     2,324       3,773       6,790
  Equity based compensation................       286         486         830
  Book depreciation in excess of tax.......       411       1,361         411
  Reserves and accruals....................        --         329         138
  Deferred revenue.........................        --       6,362       4,523
  Other....................................        39          18           6
                                             --------    --------    --------
                                             $ 10,338    $ 19,189    $ 24,279
Deferred tax liabilities:
Valuation allowance........................   (10,338)    (19,189)    (24,279)
                                             --------    --------    --------
  Net deferred tax assets..................  $     --    $     --    $     --
                                             ========    ========    ========

     We have provided a full valuation allowance for the deferred tax assets, as the realization of these future benefits is not sufficiently assured as of the end of each related year. If we achieve profitability, the deferred tax assets will be available to offset future income tax liabilities and expense. Of the $24,279 valuation allowance at December 31, 2000, $5,600 relates to deductions for disqualifying dispositions and non-qualified stock options that will be credited to paid in capital, if realized.

                                  ARQULE, INC.

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 2000 follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
Income tax benefit (expense) at statutory
  rate........................................  $ 2,262    $ 6,102    $(1,311)
State tax benefit (expense), net..............      399      1,076       (390)
Losses and credits without current tax
  benefit.....................................   (2,650)    (7,170)        --
Utilization of net operating loss
  carryforwards...............................       --         --      1,698
Other.........................................      (11)        (8)         3
                                                -------    -------    -------
  Tax Provision...............................  $    --    $    --    $    --
                                                =======    =======    =======

     We have available net operating loss carryforwards of approximately $29,900 for tax purposes to offset future taxable income. The net operating loss carryforwards expire at various dates through 2020. Federal and state tax credit carryforwards of approximately $3,600 and $4,800 respectively, expire at various dates through 2020. Under the Internal Revenue Code, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

11.  COMMITMENTS

  Leases

     We lease facilities and equipment under noncancelable operating and capital leases. The future minimum lease commitments under these leases are as follows:

YEAR ENDING                                                     OPERATING
DECEMBER 31,                                                     LEASES
------------                                                    ---------
2001........................................................     $1,122
2002........................................................        839
2003........................................................        839
2004........................................................        839
2005........................................................        732
thereafter..................................................        348
                                                                 ------
  Total minimum lease payments..............................     $4,719
                                                                 ======

     Rent expense under noncancelable operating leases was approximately $1,105, $1,420 and $2,228 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Our research facilities also include approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is dedicated to the Pfizer collaboration. We lease these facilities under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. We sublease these facilities pursuant to three sublease agreements. The monthly cost of these leases is entirely offset by our income from these subleases.

     See note 14 for additional commitments incurred subsequent to year-end.

12.  CONCENTRATION OF CREDIT RISK

     Revenues from five of our customers accounted for 12%, 13%, 14%, 16% and 30% of total revenues during 1998. Revenues from five of our customers accounted for 12%, 13%, 16%, 20% and 30% of total revenues

                                  ARQULE, INC.

during 1999. Revenues from five of our customers accounted for 60%, 12%, 11%, 7% and 4% of total revenues during 2000. Three of our customers accounted for 21%, 31% and 41% of our accounts receivable balance at December 31, 1998 and 23%, 31% and 46% of our accounts receivable balance at December 31, 1999. Four of our customers accounted for 42%, 32%, 12%, and 11% of our accounts receivable balance at December 31, 2000. We do not require collateral on accounts receivable balances.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
2000
Net revenues........................................  $10,388    $12,084    $13,785    $14,039
Gross profit........................................    4,982      6,767      8,744      8,460
Net income (loss)...................................   (1,342)       609      2,978      1,610
Net income (loss) per share, (diluted)..............  $ (0.10)   $  0.04    $  0.20    $  0.10
1999
Net revenues........................................  $ 4,012    $ 4,591    $ 4,860    $ 5,119
Gross profit........................................      338        672        768       (653)
Net income (loss)...................................   (3,966)    (3,594)    (3,657)    (6,216)
Net income (loss) per share, (diluted)..............  $ (0.32)   $ (0.29)   $ (0.29)   $ (0.49)

14.  SUBSEQUENT EVENTS

     In January 2001, we acquired Camitro Corporation, a privately-held predictive modeling company based in Menlo Park, California. Under the terms of the merger agreement, we issued 3,398,816 shares of our common stock and $1,733 in cash in exchange for all of Camitro's outstanding shares and the assumption of all of Camitro's outstanding stock options and warrants. The merger transaction was valued at $84,700 based on our share price on the measurement date for the merger. The transaction will be accounted for as a purchase transaction.

     In November 2000, we exercised our options to purchase our building and the adjacent lot in Woburn, Massachusetts and in March 2001 we closed the transaction. The total consideration paid for the properties was $20,512, of which $18,200 represented the purchase price for the entire building and the land on which it sits and $2,312 represented the purchase price for the adjacent lot. The purchase price was determined through an arms-length negotiation with Metro North Corporate Center LLC and Metro North Corporate Center LLC II, which are unaffiliated with us or any of our directors or executive officers.

     We paid $4,512 in cash and granted a mortgage for the remainder of the purchase price through an extension of our existing term loan with Fleet Bank dated as of March 18, 1999, with an initial interest rate of 6.95%. The land upon which our facility sits is approximately 7.2 acres, including a parking lot, while the adjacent parcel of land represents approximately 5 acres. We plan to continue to use our facility in its current capacity and may develop the adjacent parcel at a presently undetermined time in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A portion of the response to this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in Part I, Item 1A of this Annual Report on Form 10-K.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

     Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during our 2000 fiscal year, our directors, executive officers and 10% beneficial owners complied with all application Section 16(a) filing requirements, except that two purchases of common stock by Ms. Avakian and her spouse in August 2000, totaling 500 shares, were reported on a Statement of Changes in Beneficial Ownership on Form 4 after the date on which such filing was required for such transactions.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid to or earned during the fiscal year by our Chief Executive Officer and our four most highly paid executive officers whose salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000. We refer to these persons as the named executive officers.

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                      ANNUAL COMPENSATION                    AWARDS
                                          --------------------------------------------    ------------
                                                                          OTHER ANNUAL     SECURITIES
                                                                          COMPENSATION     UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR   SALARY($)     BONUS          ($)          OPTIONS(#)    COMPENSATION($)
---------------------------               ----   ---------    --------    ------------    ------------   ---------------
Dr. Stephen A. Hill(1)..................  2000   $328,462     $125,000(3)   $ 15,098(4)      40,000            --
  President and Chief Executive Officer   1999   $213,462(2)  $100,000(3)   $102,581(4)     320,000            --

Philippe Bey, Ph.D.(5)..................  2000   $245,686     $ 84,000(7)   $ 68,693(8)      20,000            --
  Senior Vice President of Research       1999   $ 98,616(6)        --      $ 15,539(8)     170,000            --
  and Development and Chief Scientific
  Officer

Michael D. Rivard.......................  2000   $169,208     $ 42,500(9)         --             --            --
  Vice President, Legal, and General      1999   $149,023     $ 10,000(9)         --         12,927            --
  Counsel and Assistant Secretary         1998   $138,997           --            --         34,531            --

James Kyranos, Ph.D. ...................  2000   $172,264     $ 35,640(10)         --            --            --
  Vice President of Systems               1999   $154,308     $ 10,000(10)         --        22,509            --
  Technologies                            1998   $128,077           --            --         34,901            --

John Sorvillo, Ph.D. ...................  2000   $170,423     $ 34,000(11)         --            --            --
  Vice President of Business              1999   $147,734     $ 10,000(11)         --        22,509            --
  Development                             1998   $140,543           --            --         12,099            --

---------------
 (1) Dr. Hill commenced employment with us in April 1999. Terms of his employment are described under "Executive Employment Agreements."

 (2) Dr. Hill joined us as President and Chief Executive Officer effective April 1, 1999 and this amount represents a pro rata portion of his 1999 annual base salary of $300,000.

 (3) This amount consists of Dr. Hill's expected 2000 bonus to be paid in 2001 and 1999 bonus paid in 2000.

 (4) Pursuant to his employment agreement, we paid Dr. Hill $100,000, in 1999 as compensation for certain warrants he would have been entitled to receive had he remained with his prior employer. Dr. Hill was reimbursed for $15,098 and $2,581 of relocation expenses incurred by him during the fiscal year ended December 31, 2000 and 1999, respectively in connection with joining ArQule.

 (5) Dr. Bey commenced employment with us in August 1999. Terms of his employment are described under "Executive Employment Agreements."

 (6) Dr. Bey joined us as Senior Vice President of Research and Development and Chief Scientific Officer, August 16, 1999 and this amount represents a pro rata portion of his 1999 annual base salary of $240,000.

 (7) Pursuant to his employment agreement, we paid Dr. Bey a bonus of $60,000 on his anniversary of his employment, upon achievement of certain milestones. Also, $24,000 was paid to Dr. Bey in 2001 for an additional 2000 bonus.

 (8) This amount consists of reimbursement of relocation and temporary living expenses incurred by Dr. Bey during the fiscal year ended December 31, 2000 and 1999 in connection with joining ArQule.

 (9) This amount consists of Mr. Rivard's 2000 and 1999 bonuses paid in 2001 and 2000, respectively.

(10) This amount consists of Dr. Kyranos' 2000 and 1999 bonuses paid in 2001 and 2000, respectively.

(11) This amount consists of Dr. Sorvillo's 2000 and 1999 bonuses paid in 2001 and 2000, respectively.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 by us to the named executive officers:

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE OF ASSUMED
                          NUMBER OF      PERCENT OF                                                   ANNUAL RATES OF STOCK
                          SECURITIES    TOTAL OPTIONS                  FAIR MARKET                   PRICE APPRECIATION FOR
                          UNDERLYING       GRANTED      EXERCISE OR     VALUE ON                         OPTION TERM(1)
                           OPTIONS      EMPLOYEES IN    BASE PRICE     GRANT DATE    EXPIRATION   -----------------------------
                          GRANTED(#)     FISCAL YEAR     ($/SHARE)      ($/SHARE)       DATE      0%($)    5%($)       10%($)
                          ----------    -------------   -----------    -----------   ----------   -----   --------   ----------
Dr. Stephen A. Hill.....    40,000(2)       6.69%        $20.0625(3)       --        3/16/2010     --     $504,688   $1,278,978
Philippe Bey, Ph.D. ....    20,000(4)       3.35%        $ 19.875(3)       --        9/15/2010     --     $249,986   $  633,513
Michael D. Rivard.......        --            --               --          --               --     --           --           --
James Kyranos, Ph.D. ...        --            --               --          --               --     --           --           --
John M. Sorvillo,               --
  Ph.D. ................                      --               --          --               --     --           --           --

---------------
(1) The dollar amounts under these columns are the result of calculations at 0%, 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the underlying common stock.

(2) These options were granted under our Amended and Restated 1994 Equity Incentive Plan and become exercisable as to 25% of the shares on each of March 16, 2001, 2002, 2003 and 2004.

(3) The exercise price of these options is equal to 100% of the fair market value of our common stock on the date the options were granted, as determined by our Compensation Committee.

(4) These options were granted under our Amended and Restated 1994 Equity Incentive Plan and become exercisable as to 25% of the shares on each of September 15, 2001, 2002, 2003, and 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information concerning exercisable and unexercisable stock options held by the named executive officers as of December 31, 2000.

                                                                 NUMBER OF SECURITIES
                                                                      UNDERLYING               VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                                 AT FISCAL YEAR-END(#)       AT FISCAL YEAR-END($)(2)
                           SHARES ACQUIRED       VALUE        ---------------------------   ---------------------------
                           ON EXERCISE(#)    REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                           ---------------   --------------   -----------   -------------   -----------   -------------
Dr. Stephen A. Hill......          --           $    --         80,000         280,000      $2,190,000     $7,047,500
Philippe Bey, Ph.D. .....          --           $    --         42,500         147,500      $1,166,073     $3,740,718
Michael D. Rivard........          --           $    --         63,458          34,000      $1,137,070     $  744,528
James Kyranos, Ph.D. ....       2,500           $19,656         37,744          25,000      $1,013,803     $  686,555
John M. Sorvillo,
  Ph.D. .................          --           $    --         86,083          17,500      $2,143,398     $  479,368

---------------
(1) Based on the difference between the option exercise price of options and the closing price of the underlying common stock on the date of exercise.

(2) Based on the difference between the exercise price of options and the closing price of the underlying shares of common stock on December 29, 2000 as reported by the Nasdaq National Market ($32.00).

EXECUTIVE EMPLOYMENT AGREEMENTS

     We currently have an employment agreement with Dr. Hill and Dr. Bey.

     We entered into an employment agreement with Dr. Hill, agreeing to employ him as our President and Chief Executive Officer, effective April 1, 1999, at an initial annual base salary of $300,000. Pursuant to the employment agreement, Dr. Hill was granted options, which vest over four years, to acquire 320,000 shares of common stock at $4.625 per share. The employment agreement provides that we pay Dr. Hill $100,000 for certain warrants he would have been entitled to had he remained with his prior employer. The agreement also requires (i) the payment of an annual bonus of up to $100,000 upon the achievement of certain milestones, which will be determined by our board of directors, and (ii) the payment of certain moving and relocation expenses. The agreement provides for continued employment until terminated by either party. If Dr. Hill is terminated without cause, as defined in the agreement, we will be required to make a one time payment to him equal to his annual base salary and to continue to provide him with insurance and other benefits for a period of one year.

     We entered into an employment agreement with Dr. Bey, agreeing to employ him as our Senior Vice President of Research and Development and Chief Scientific Officer, effective August 1999, at an initial annual base salary of $240,000. Pursuant to the employment agreement, Dr. Bey was granted options, which vest over four years, to acquire 170,000 shares of common stock at $4.56 per share. The agreement also requires (i) the payment of an annual bonus of up to $60,000, upon the achievement of certain milestones, and (ii) the payment of certain moving and relocation expenses. The agreement provides for continued employment until terminated by either party. If Dr. Bey is terminated without cause, as defined in the agreement, we will be required to make a one time payment to him equal to his annual base salary and to continue to provide him with insurance and other benefits for a period of one year.

     Upon our acquisition of Camitro in January 2001, we entered into an employment agreement with Dr. Selick, agreeing to employ him as the President and Chief Executive Officer of Camitro Corporation effective January 29, 2001, at an annual salary of $250,000. The agreement also provides for the payment of an annual bonus upon the one year anniversary of employment. If Dr. Selick is terminated by us for cause, or if he leaves for Good Reason, as defined in the agreement, then we will be required to (i) make a one time payment to him equal to his annual base salary, (ii) provide him with insurance and other benefits for a period of one year, and (iii) accelerate the vesting of all of his options and restricted stock that he received in our acquisition of Camitro. The agreement also requires Dr. Selick to refrain from competing with us and from soliciting our customers and employees during his employment and for a period of one year thereafter.

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors. However, all directors who are not employees are currently eligible to participate in the Amended and Restated 1996 Director Stock Option Plan.

     The Director Stock Option Plan provides that each non-employee director who is serving as a director prior to and immediately after any annual meeting of stockholders (whether or not a director is being re-elected) receives an automatic grant of an option to purchase 3,500 shares of our common stock. This option is fully exercisable on the date of grant. In addition, upon the initial election to the board, each non-employee director receives an automatic grant of an option to purchase 7,500 shares of common stock. This option becomes exercisable with respect to 2,500 shares on the date of our next annual meeting of stockholders and each of the next two annual meetings of stockholders thereafter, so long as the director remains in office. The options have a term of ten years and an exercise price equal to the closing price of the common stock as reported by the Nasdaq National Market on the last trading day prior to the date of grant. All questions of interpretation with respect to the Director Stock Option Plan and the options granted thereunder are determined by the board of directors. The Director Stock Option Plan currently authorizes the grant of stock options to purchase up to a maximum of 190,500 shares of common stock (subject to adjustments for stock splits and similar capital changes).

     Mr. Elia received an option to purchase 10,000 shares of common stock upon his election to the board in September 2000, which includes the standard option to purchase 7,500 shares as well as an additional option to purchase 2,500 shares that vests as to one-third of the shares on each anniversary of date of grant. Ms. Avakian and Mr. Ha-Ngoc each received an option to purchase 7,500 shares of common stock upon their election to the board in March 2000 and each received an option to purchase 3,500 shares of common stock in May 2000. Dr. Cautreels, Dr. Gage and Dr. Rosenblatt each received grants of options to purchase 3,500 shares of common stock in May 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 2000, the Compensation Committee consisted of Mr. Stephen Dow (until July 25, 2000), Dr. Cautreels, Dr. Gage and Ms. Avakian, who became a member in March 2000. None of the members of the Compensation Committee has been an officer or employee of ArQule.

     On March 5, 1998, Dr. Gage, was appointed the President of Wyeth-Ayerst Research, a division of American Home Products Corporation, after the merger of American Home Products and Genetics Institute, Inc., of which Mr. Gage was President. We entered into a collaborative agreement with Wyeth-Ayerst in July 1997, pursuant to which Wyeth-Ayerst subscribed to our Mapping Array(TM) Program and has committed to a minimum number of Directed Array(TM) Programs. Wyeth-Ayerst made a $2 million equity investment in ArQule in June 1998. The total value of this agreement is up to $26.2 million in committed payments. In addition, Wyeth-Ayerst has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration.

     Dr. Cautreels has been the Global Head of Research and Development of Solvay Pharmaceuticals B.V. since May 1998, and has been one of our directors since September 1999. In November 1995, we entered into a five-year agreement with Solvay Duphar B.V., which was superseded by an amended and restated agreement with Solvay Pharmaceuticals B.V. in January 2001 and extends through December 31, 2003. We received a total of $18.1 million under the original agreement. Solvay is committed to make $2.5 million in additional payments and has also agreed to make additional payments if we achieve certain development milestones and to pay royalties on sales of any drugs that result from the relationship. In connection with this collaboration, an affiliate of Solvay, Physica B.V., made a $7 million equity investment with us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                SHARE OWNERSHIP

     The following table and footnotes set forth certain information regarding the beneficial ownership of our common stock as of March 9, 2001 by (i) persons known by us to be beneficial owners of more than 5% of the common stock, (ii) our named executive officers and current executive officers, (iii) our directors and nominee for election as director, and (iv) all current executive officers and directors as a group.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
                                                               NUMBER      PERCENT
                                                              ---------    -------
5% STOCKHOLDERS
Alloy Ventures(2)...........................................  1,267,775      6.28%
  480 Cowper Street, 2nd Floor
  Palo Alto, California 94301
OrbiMed Advisors LLC(3).....................................  1,130,000      5.60%
  767 Third Avenue, 6th Floor
  New York, New York 10010
The PNC Financial Services Group, Inc.(4)...................  1,074,650      5.32%
  One PNC Plaza, 249 Fifth Avenue,
  Pittsburgh, Pennsylvania 15222-2707

DIRECTORS AND EXECUTIVE OFFICERS
Laura Avakian(5)............................................     12,500         *
Werner Cautreels, Ph.D.(6)..................................     15,500         *
Ariel Elia(7)...............................................     16,000         *
L. Patrick Gage, Ph.D.(8)...................................     28,000         *
Tuan Ha-Ngoc(9).............................................     12,000         *
Michael Rosenblatt, M.D.(10)................................     21,500         *
Philippe Bey(11)............................................     42,845         *
David C. Hastings(12).......................................     15,000         *
Stephen A. Hill(13).........................................    173,236         *
James Kyranos, Ph.D.(14)....................................     53,076         *
Michael D. Rivard(15).......................................     83,405         *
Harold E. Selick............................................    189,890         *
John Sorvillo(16)...........................................     92,270         *
All current directors and executive officers as a group (9
  persons)(17)..............................................    526,471      2.60%

---------------
  *  Indicates less than 1%

 (1) The persons and entities named in the table have sole voting and investment power with respect to the shares beneficially owned by them, except as noted below.

 (2) These shares include 301,413 shares beneficially owned by Asset Management Associates, 1996, L.P., a Delaware limited partnership, and by its general partner AMC Partners 96, L.P., a Delaware limited partnership. These shares also include 43,950 shares owned by AMA98 Partners, L.P., a Delaware limited partnership, 726,210 shares owned by AMA98 Ventures, L.P., a Delaware limited partnership, 87,144 shares owned by AMA98 Corporate, L.P., a Delaware limited partnership, and 109,036 shares owned by AMA98 Investors, L.P., a Delaware limited partnership, and by Alloy Ventures 1998, LLC, their general partner. Douglas E. Kelly, John F. Shoch, Craig C. Taylor, and Tony Di Bona are each general partners of AMC Partners 96, L.P., and are each managing members of AlloyVentures 1998, LLC, and may therefore be deemed to have investment and voting control over the shares listed. Each person disclaims beneficial ownership of the shares, except to the extent of their pecuniary interest therein. Based on shares issued by us in connection with our acquisition of Camitro on January 29, 2001.

 (3) These shares are beneficially owned by OrbiMed Advisors Inc., a corporation organized under the laws of the British Virgin Islands, OrbiMed Advisors LLC, a Delaware limited liability company, Caduceus Capital Trust, a trust organized under the laws of Bermuda, Caduceus Capital II, L.P., a Delaware limited partnership, PaineWebber Eucalyptus Fund, LLC, a Delaware limited liability company, and PaineWebber Eucalyptus Fund, Ltd., a company organized under the laws of the Cayman Islands. Based on the Schedule 13G filed by OrbiMed Advisors LLC with the SEC on September 22, 2000.

 (4) These shares are beneficially owned by The PNC Financial Services Group, Inc. ("PNC"), a Pennsylvania corporation, PNC Bancorp, Inc., a Delaware corporation, and a wholly owned subsidiary of PNC, PNC Bank, National Association, a wholly owned subsidiary of PNC Bancorp, Inc., BlackRock Advisors, Inc., a Delaware corporation, and a wholly owned subsidiary of BlackRock, Inc., and BlackRock Financial Management, Inc. a Delaware corporation, and a wholly owned subsidiary of BlackRock Advisors, Inc. Based on the Schedule 13G filed by PNC with the SEC on February 14, 2001.

 (5) Consists of (i) 500 shares of common stock, (ii) 12,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

 (6) Consists solely of 15,500 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

 (7) Consists of (i) 10,000 shares of common stock, (ii) 6,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

 (8) Consists of (i) 10,000 shares of common stock and (ii) 18,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

 (9) Consists solely of 12,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(10) Consists solely of 21,500 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(11) Consists of (i) 345 shares of common stock, (ii) 42,500 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(12) Consists solely of 15,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(13) Consists of (i) 3,236 shares of common stock, (ii) 170,000 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(14) Consists of (i) 5,332 shares of common stock, (ii) 47,744 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(15) Consists of (i) 4,947 shares of common stock, (ii) 83,405 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(16) Consists of (i) 1,187 shares of common stock, (ii) 91,083 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001.

(17) Includes 312,500 shares of common stock subject to options that are presently exercisable or will become exercisable within sixty (60) days of April 3, 2001. See footnotes (5) through (13), as well as Harold E. Selick's holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation" in Part III, Item 11 of this Annual Report on Form 10-K.

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

     (b) REPORTS ON FORM 8-K DURING FOURTH QUARTER OF 2000

         On October 17, 2000, we filed on Form 8-K to file an Amendment No. 1 to a Compound Supply and License Agreement by and between ArQule, Inc. and R.W. Johnson Pharmaceuticals Research Institute.

     (c) EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   2.1     Agreement and Plan of Merger among the Company, Camitro
           Acquisition Corporation, Camitro Corporation, and certain
           stockholders of Camitro Corporation dated as of January 16,
           2001. Previously filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
   3.1     Amended and Restated Certificate of Incorporation of the
           Company. Filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
   3.2     Amended and Restated By-laws of the Company. Filed as
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
   4.1     Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
  10.1*    Amended and Restated 1994 Equity Incentive Plan, as ended
           through April 8, 1998. Filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           amended June 30, 1998 (File No. 000-21429) and incorporated herein by reference.
  10.2*    Amended and Restated 1996 Employee Stock Purchase Plan.
           Filed as Exhibit 10.1 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
  10.3*    Amended and Restated 1996 Director Stock Option Plan. Filed
           As Exhibit 10.3 to the Company's Annual Report on Form 10-K
           For the fiscal year ended December 31, 1997 filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
  10.4     Form of Indemnification Agreement between the Company and
           its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
           Filed as Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
  10.5     Lease Agreement, dated July 27, 1995, between the Company
           and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
  10.6+    Research, Development and License Agreement between the
           Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
  10.7+    Research & Development and License Agreement between the
           Company and Abbott Laboratories dated June 15, 1995, as
           amended. Filed as Exhibit 10.15 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
  10.8*    Adoption Agreement for Fidelity Management and Research
           Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
  10.9+    Research and License Agreement between the Company and Roche
           Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.10+    Array Delivery and Testing Agreement between the Company and
           Monsanto Company dated as of December 23, 1996. Filed as
           Exhibit 10.20 to the Company's Registration Statement on
           Form S-1 (File No. 333-22945) and incorporated herein by
           reference.
 10.11+    Amendment No. 2 to Research & Development License Agreement
           between the Company and Abbott Laboratories dated as of
           December 24, 1996. Filed as Exhibit 10.21 to the Company's
           incorporated herein by reference.
 10.12     Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
           10.22 to the Company's Registration Statement on Form S-1
           (File No. 333-22945) and incorporated herein by reference.
 10.13+    Research and License Agreement between the Company and
           American Home Products Corporation acting through its
           Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
 10.14+    Second Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated September 23, 1996. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
 10.15+    Third Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.
 10.16+    Research and Development Agreement between the Company and
           Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997, filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.17+    Amendment No. 3 to Research & Development and License
           Agreement between the Company and Abbott Laboratories dated
           December 23, 1997. Filed as Exhibit 10.30 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997 filed with the Commission on March 17,
           1998 (File No. 000-21249) and incorporated herein by
           reference.
 10.18+    Research Collaboration and License Agreement between the
           Company and Amersham Pharmacia Biotech AB dated August 13,
           1998. Filed as Exhibit 10.1 to the Company's Registration
           Statement on Form S-3 (File No. 333-62203) and incorporated herein by reference.
 10.19+    Commercialization Agreement between the Company and Amersham
           Pharmacia Biotech AB dated August 13, 1998. Filed as Exhibit
           10.2 to the Company's Registration Statement on Form S-3
           (File No. 333-62203) and incorporated herein by reference.
 10.20+    Amendment No. 1 to Research and License Agreement between
           the Company and Roche Bioscience, a division of Syntex,
           Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.21     Lease by and between MetroNorth Corporate Center LLC and the
           Company dated as of May 29, 1998. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.22+    Compound Supply and License Agreement between the Company
           and R.W. Johnson Pharmaceutical Research Institute, a
           Division of Ortho-McNeil Pharmaceutical, Inc., dated as of
           December 15, 1998. Filed as Exhibit 10.36 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999, filed with the Commissioner on March 29,
           1999 (File No. 000-21429) and incorporated herein by
           reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.23+    Employment agreement between Dr. Stephen A. Hill and the
           Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999 (File No. 000-21429)
           and incorporated herein by reference.
 10.24     Term loan agreement between Fleet National Bank and the
           Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           Quarter ended March 31, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.25*    Technology Acquisition Agreement between Pfizer Inc. and the
           Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter
           Ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.26+    Sublease between Pfizer Inc. and the Company, dated July 16,
           1999. Filed as Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999
           (File No. 000-21429) and incorporated herein by reference.
 10.27+    Research Cooperation Agreement between Bayer AG and the
           Company, dated October 1, 1999. Filed as Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           Ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.28*    Employment Agreement with Philippe Bey, dated July 21, 1999.
           Filed as Exhibit 10.4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
 10.29+    Amended and Restated Array Delivery and Testing Agreement
           between the Company and Monsanto Company dated as of January
           11, 2000. Filed as Exhibit 10.1 to the Company's Current
           Report on Form 8-K filed with the Commission on March 15,
           2000 (File No. 000-21429) and incorporated herein by
           reference.
 10.30+    Array Delivery and Testing Agreement between the Company and
           G.D. Searle & Co. dated June 20, 2000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000 (File No. 000-21429) and
           incorporated herein by reference.
 10.31+    Termination Agreement between the Company and Pharmacia
           Corporation dated June 30, 2000. Filed as Exhibit 10.2 to
           the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21429) and incorporated
           herein by reference.
 10.32+    Technology Transfer and License Agreement between the
           Company and Amersham Pharmacia Biotech A.B. dated July 10,
           2000. Filed as Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the Quarter ended June 30, 2000
           (File No. 000-21429) and incorporated herein by reference.
 10.33*    Employment agreement between the Company and Harold E.
           Selick Dated as of January 29, 2001. Filed herewith.
 10.34     Lease between Camitro Corporation and WVP Income Plus 3
           dated February 4, 1999, as amended. Filed herewith.
 10.35+    Compound Discovery Collaboration Agreement between the
           Company and Genome Therapeutics Corporation dated October
           17, 2000. Filed as Exhibit 10.1 to the Company's
           Registration Statement on Form S-3 filed With the Commission on October 20, 2000 (File No. 333-48358) and incorporated
           herein by reference.
 10.36+    Collaboration and License Agreement between the Company and
           SmithKline Beecham Corporation dated November 27, 2000.
           Filed herewith.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.37+    Compound Discovery Collaboration Agreement between the
           Company and ACADIA Pharmaceuticals, Inc. dated December 18,
           2000. Filed herewith.
 10.38+    Amendment No. 1 to the Compound Supply and License Agreement
           between the Company and R.W. Johnson Pharmaceutical Research
           Institute, a division of Ortho-McNeil Pharmaceutical, Inc.
           dated as of August 14, 2000. Filed as Exhibit 99.1 to the
           Company's Current Report on Form 8-K (File No. 000-21429)
           filed with the Commission on October 17, 2000 and
           incorporated herein by reference.
  11.1     Statement re computation of per share net income (loss).
           Filed herewith.
  21.1     Subsidiaries of the Company. Filed herewith.
  23.1     Consent of PricewaterhouseCoopers LLP. Filed herewith.
  99.1     Important Factors Regarding Forward-Looking Statements.
           Filed herewith.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on March 22, 2001.

                                          ARQULE, INC.

                                          By:      /s/ STEPHEN A. HILL
                                            ------------------------------------
                                                      Stephen A. Hill
                                               President and Chief Executive
                                                           Officer

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

/s/ STEPHEN A. HILL                                  President, Chief Executive         March 22, 2001
---------------------------------------------------  Officer and Director (Principal
Stephen A. Hill                                      Executive Officer)

/s/ DAVID C. HASTINGS                                Vice President, Chief Financial    March 22, 2001
---------------------------------------------------  Officer and Treasurer
David C. Hastings                                    (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

/s/ LAURA AVAKIAN                                    Director                           March 22, 2001
---------------------------------------------------
Laura Avakian

/s/ WERNER CAUTREELS                                 Director                           March 22, 2001
---------------------------------------------------
Werner Cautreels

/s/ ARIEL ELIA                                       Director                           March 22, 2001
---------------------------------------------------
Ariel Elia

/s/ L. PATRICK GAGE                                  Director                           March 22, 2001
---------------------------------------------------
L. Patrick Gage

/s/ TUAN HA-NGOC                                     Director                           March 22, 2001
---------------------------------------------------
Tuan Ha-Ngoc

/s/ MICHAEL ROSENBLATT                               Director                           March 22, 2001
---------------------------------------------------
Michael Rosenblatt

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   2.1     Agreement and Plan of Merger among the Company, Camitro
           Acquisition Corporation, Camitro Corporation, and certain
           stockholders of Camitro Corporation dated as of January 16,
           2001. Previously filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
   3.1     Amended and Restated Certificate of Incorporation of the
           Company. Filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
   3.2     Amended and Restated By-laws of the Company. Filed as
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
   4.1     Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
           the Company's Registration Statement on Form S-1 (File No.
           333-11105) and incorporated herein by reference.
  10.1*    Amended and Restated 1994 Equity Incentive Plan, as ended
           through April 8, 1998. Filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           amended June 30, 1998 (File No. 000-21429) and incorporated herein by reference.
  10.2*    Amended and Restated 1996 Employee Stock Purchase Plan.
           Filed as Exhibit 10.1 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
  10.3*    Amended and Restated 1996 Director Stock Option Plan. Filed
           as Exhibit 10.3 to the Company's Annual Report on Form 10-K
           For the fiscal year ended December 31, 1997 filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
  10.4     Form of Indemnification Agreement between the Company and
           its directors. Such agreements are materially different only as to the signing directors and the dates of execution.
           Filed as Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
  10.5     Lease Agreement, dated July 27, 1995, between the Company
           and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
  10.6+    Research, Development and License Agreement between the
           Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 (File No. 333-11105) and incorporated herein by
           reference.
  10.7+    Research & Development and License Agreement between the
           Company and Abbott Laboratories dated June 15, 1995, as
           amended. Filed as Exhibit 10.15 to the Company's
           Registration Statement on Form S-1 (File No. 333-11105) and
           incorporated herein by reference.
  10.8*    Adoption Agreement for Fidelity Management and Research
           Company (the Company's 401(k) plan). Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.
  10.9+    Research and License Agreement between the Company and Roche
           Bioscience dated September 13, 1996. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File
           No. 333-11105) and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.10+    Array Delivery and Testing Agreement between the Company and
           Monsanto Company dated as of December 23, 1996. Filed as
           Exhibit 10.20 to the Company's Registration Statement on
           Form S-1 (File No. 333-22945) and incorporated herein by
           reference.
 10.11+    Amendment No. 2 to Research & Development License Agreement
           between the Company and Abbott Laboratories dated as of
           December 24, 1996. Filed as Exhibit 10.21 to the Company's
           incorporated herein by reference.
 10.12     Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit
           10.22 to the Company's Registration Statement on Form S-1
           (File No. 333-22945) and incorporated herein by reference.
 10.13+    Research and License Agreement between the Company and
           American Home Products Corporation acting through its
           Wyeth-Ayerst Research Division dated July 3, 1997. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997 (File No. 000-21249) and incorporated herein by reference.
 10.14+    Second Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated September 23, 1996. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997 (File No.
           000-21429) and incorporated herein by reference.
 10.15+    Third Amendment to Option Agreement and Research and
           Development Agreement between the Company and Amersham
           Pharmacia Biotech AB dated June 24, 1997. Filed as Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997 (File No. 000-21429) and
           incorporated herein by reference.
 10.16+    Research and Development Agreement between the Company and
           Sankyo Co., Ltd. dated November 1, 1997. Filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997, filed with the
           Commission on March 17, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.17+    Amendment No. 3 to Research & Development and License
           Agreement between the Company and Abbott Laboratories dated
           December 23, 1997. Filed as Exhibit 10.30 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997 filed with the Commission on March 17,
           1998 (File No. 000-21249) and incorporated herein by
           reference.
 10.18+    Research Collaboration and License Agreement between the
           Company and Amersham Pharmacia Biotech AB dated August 13,
           1998. Filed as Exhibit 10.1 to the Company's Registration
           Statement on Form S-3 (File No. 333-62203) and incorporated herein by reference.
 10.19+    Commercialization Agreement between the Company and Amersham
           Pharmacia Biotech AB dated August 13, 1998. Filed as Exhibit
           10.2 to the Company's Registration Statement on Form S-3
           (File No. 333-62203) and incorporated herein by reference.
 10.20+    Amendment No. 1 to Research and License Agreement between
           the Company and Roche Bioscience, a division of Syntex,
           Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.21     Lease by and between MetroNorth Corporate Center LLC and the
           Company dated as of May 29, 1998. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-21429) and
           incorporated herein by reference.
 10.22+    Compound Supply and License Agreement between the Company
           and R.W. Johnson Pharmaceutical Research Institute, a
           Division of Ortho-McNeil Pharmaceutical, Inc., dated as of
           December 15, 1998. Filed as Exhibit 10.36 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999, filed with the Commissioner on March 29,
           1999 (File No. 000-21429) and incorporated herein by
           reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.23+    Employment agreement between Dr. Stephen A. Hill and the
           Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999 (File No. 000-21429)
           and incorporated herein by reference.
 10.24     Term loan agreement between Fleet National Bank and the
           Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           Quarter ended March 31, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.25*    Technology Acquisition Agreement between Pfizer Inc. and the
           Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.26+    Sublease between Pfizer Inc. and the Company, dated July 16,
           1999. Filed as Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999
           (File No. 000-21429) and incorporated herein by reference.
 10.27+    Research Cooperation Agreement between Bayer AG and the
           Company, dated October 1, 1999. Filed as Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.28*    Employment Agreement with Philippe Bey, dated July 21, 1999.
           Filed as Exhibit 10.4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
 10.29+    Amended and Restated Array Delivery and Testing Agreement
           between the Company and Monsanto Company dated as of January
           11, 2000. Filed as Exhibit 10.1 to the Company's Current
           Report on Form 8-K filed with the Commission on March 15,
           2000 (File No. 000-21429) and incorporated herein by
           reference.
 10.30+    Array Delivery and Testing Agreement between the Company and
           G.D. Searle & Co. dated June 20, 2000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000 (File No. 000-21429) and
           incorporated herein by reference.
 10.31+    Termination Agreement between the Company and Pharmacia
           Corporation dated June 30, 2000. Filed as Exhibit 10.2 to
           the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21429) and incorporated
           herein by reference.
 10.32+    Technology Transfer and License Agreement between the
           Company and Amersham Pharmacia Biotech A.B. dated July 10,
           2000. Filed as Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the Quarter ended June 30, 2000
           (File No. 000-21429) and incorporated herein by reference.
 10.33*    Employment agreement between the Company and Harold E.
           Selick Dated as of January 29, 2001. Filed herewith.
 10.34     Lease between Camitro Corporation and WVP Income Plus 3
           dated February 4, 1999, as amended. Filed herewith.
 10.35+    Compound Discovery Collaboration Agreement between the
           Company and Genome Therapeutics Corporation dated October
           17, 2000. Filed as Exhibit 10.1 to the Company's
           Registration Statement on Form S-3 filed With the Commission on October 20, 2000 (File No. 333-48358) and incorporated
           herein by reference.
 10.36+    Collaboration and License Agreement between the Company and
           SmithKline Beecham Corporation dated November 27, 2000.
           Filed herewith.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.37+    Compound Discovery Collaboration Agreement between the
           Company and ACADIA Pharmaceuticals, Inc. dated December 18,
           2000. Filed herewith.
 10.38+    Amendment No. 1 to the Compound Supply and License Agreement
           between the Company and R.W. Johnson Pharmaceutical Research
           Institute, a division of Ortho-McNeil Pharmaceutical, Inc.
           dated as of August 14, 2000. Filed as Exhibit 99.1 to the
           Company's Current Report on Form 8-K (File No. 000-21429)
           filed with the Commission on October 17, 2000 and
           incorporated herein by reference.
  11.1     Statement re computation of per share net income (loss).
           Filed herewith.
  21.1     Subsidiaries of the Company. Filed herewith.
  23.1     Consent of PricewaterhouseCoopers LLP. Filed herewith.
  99.1     Important Factors Regarding Forward-Looking Statements.
           Filed herewith.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.