Form 10-K/A
period 2000-12-31
ARQULE INC
filed 2001-05-01
CIK 1019695

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

================================================================================

                                EXPLANATORY NOTE

The sole purpose of this amendment (The "Amendment") to the Company's Annual Report on Form 10-K, for the year ended December 31, 2000 and filed with the Commission on March 22, 2001 (the "Annual Report") is to re-file Exhibits 10.36 and 10.37 without certain language redacted pursuant to a request by the Securities Exchange Commission to reincorporate such language.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS
             The financial statements are listed under Item 8 of the Annual Report.

         2.  FINANCIAL STATEMENT SCHEDULES
             The financial statement schedules listed under Item 8 of the Annual Report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.

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
 10.23+    Employment agreement between Dr. Stephen A. Hill and the
           Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999 (File No. 000-21429)
           and incorporated herein by reference.
 10.24     Term loan agreement between Fleet National Bank and the
           Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           Quarter ended March 31, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.25*    Technology Acquisition Agreement between Pfizer Inc. and the
           Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter
           Ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.26+    Sublease between Pfizer Inc. and the Company, dated July 16,
           1999. Filed as Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999
           (File No. 000-21429) and incorporated herein by reference.
 10.27+    Research Cooperation Agreement between Bayer AG and the
           Company, dated October 1, 1999. Filed as Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           Ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.28*    Employment Agreement with Philippe Bey, dated July 21, 1999.
           Filed as Exhibit 10.4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
 10.29+    Amended and Restated Array Delivery and Testing Agreement
           between the Company and Monsanto Company dated as of January
           11, 2000. Filed as Exhibit 10.1 to the Company's Current
           Report on Form 8-K filed with the Commission on March 15,
           2000 (File No. 000-21429) and incorporated herein by
           reference.
 10.30+    Array Delivery and Testing Agreement between the Company and
           G.D. Searle & Co. dated June 20, 2000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000 (File No. 000-21429) and
           incorporated herein by reference.
 10.31+    Termination Agreement between the Company and Pharmacia
           Corporation dated June 30, 2000. Filed as Exhibit 10.2 to
           the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21429) and incorporated
           herein by reference.
 10.32+    Technology Transfer and License Agreement between the
           Company and Amersham Pharmacia Biotech A.B. dated July 10,
           2000. Filed as Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the Quarter ended June 30, 2000
           (File No. 000-21429) and incorporated herein by reference.
 10.33*    Employment agreement between the Company and Harold E.
           Selick Dated as of January 29, 2001. Filed as Exhibit 10.33 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (File No. 000-21429) and incorporated herein by reference.
 10.34     Lease between Camitro Corporation and WVP Income Plus 3
           dated February 4, 1999, as amended. Filed as Exhibit 10.34 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (File No. 000-21429) and incorporated herein by reference.
 10.35+    Compound Discovery Collaboration Agreement between the
           Company and Genome Therapeutics Corporation dated October
           17, 2000. Filed as Exhibit 10.1 to the Company's
           Registration Statement on Form S-3 filed With the Commission on October 20, 2000 (File No. 333-48358) and incorporated
           herein by reference.
 10.36+    Collaboration and License Agreement between the Company and
           SmithKline Beecham Corporation dated November 27, 2000.
           Filed herewith.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.37+    Compound Discovery Collaboration Agreement between the
           Company and ACADIA Pharmaceuticals, Inc. dated December 18,
           2000. Filed herewith.
 10.38+    Amendment No. 1 to the Compound Supply and License Agreement
           between the Company and R.W. Johnson Pharmaceutical Research
           Institute, a division of Ortho-McNeil Pharmaceutical, Inc.
           dated as of August 14, 2000. Filed as Exhibit 99.1 to the
           Company's Current Report on Form 8-K (File No. 000-21429)
           filed with the Commission on October 17, 2000 and
           incorporated herein by reference.
  11.1     Statement re computation of per share net income (loss).
           Filed as Exhibit 11.1 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 000-21429) and incorporated herein by reference.
  21.1     Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 2000
           (File No. 000-21429) and incorporated herein by reference.
  23.1     Consent of PricewaterhouseCoopers LLP. Filed as Exhibit 23.1 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (file No. 000-21429) and incorporated herein by reference.
  99.1     Important Factors Regarding Forward-Looking Statements.
           Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 000-21429) and incorporated herein by reference.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on May 1, 2001.

                                          ARQULE, INC.

                                          By:      /s/ STEPHEN A. HILL
                                            ------------------------------------
                                                      Stephen A. Hill
                                               President and Chief Executive
                                                           Officer

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

/s/ STEPHEN A. HILL                                  President, Chief Executive         May 1, 2001
---------------------------------------------------  Officer and Director (Principal
Stephen A. Hill                                      Executive Officer)

/s/ DAVID C. HASTINGS                                Vice President, Chief Financial    May 1, 2001
---------------------------------------------------  Officer and Treasurer
David C. Hastings                                    (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

/s/ LAURA AVAKIAN                                    Director                           May 1, 2001
---------------------------------------------------
Laura Avakian

                                                     Director                           May 1, 2001
---------------------------------------------------
Werner Cautreels

/s/ ARIEL ELIA                                       Director                           May 1, 2001
---------------------------------------------------
Ariel Elia

/s/ L. PATRICK GAGE                                  Director                           May 1, 2001
---------------------------------------------------
L. Patrick Gage

/s/ TUAN HA-NGOC                                     Director                           May 1, 2001
---------------------------------------------------
Tuan Ha-Ngoc

                                                     Director                           May 1, 2001
---------------------------------------------------
Michael Rosenblatt

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
 10.23+    Employment agreement between Dr. Stephen A. Hill and the
           Company dated as of December 8, 1998, as amended. Filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999 (File No. 000-21429)
           and incorporated herein by reference.
 10.24     Term loan agreement between Fleet National Bank and the
           Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           Quarter ended March 31, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.25*    Technology Acquisition Agreement between Pfizer Inc. and the
           Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.26+    Sublease between Pfizer Inc. and the Company, dated July 16,
           1999. Filed as Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999
           (File No. 000-21429) and incorporated herein by reference.
 10.27+    Research Cooperation Agreement between Bayer AG and the
           Company, dated October 1, 1999. Filed as Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999 (File No. 000-21429) and
           incorporated herein by reference.
 10.28*    Employment Agreement with Philippe Bey, dated July 21, 1999.
           Filed as Exhibit 10.4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 (File No.
           000-21429) and incorporated herein by reference.
 10.29+    Amended and Restated Array Delivery and Testing Agreement
           between the Company and Monsanto Company dated as of January
           11, 2000. Filed as Exhibit 10.1 to the Company's Current
           Report on Form 8-K filed with the Commission on March 15,
           2000 (File No. 000-21429) and incorporated herein by
           reference.
 10.30+    Array Delivery and Testing Agreement between the Company and
           G.D. Searle & Co. dated June 20, 2000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000 (File No. 000-21429) and
           incorporated herein by reference.
 10.31+    Termination Agreement between the Company and Pharmacia
           Corporation dated June 30, 2000. Filed as Exhibit 10.2 to
           the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21429) and incorporated
           herein by reference.
 10.32+    Technology Transfer and License Agreement between the
           Company and Amersham Pharmacia Biotech A.B. dated July 10,
           2000. Filed as Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the Quarter ended June 30, 2000
           (File No. 000-21429) and incorporated herein by reference.
 10.33*    Employment agreement between the Company and Harold E.
           Selick Dated as of January 29, 2001. Filed as Exhibit 10.33 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (File No. 000-21429) and incorporated herein by reference.
 10.34     Lease between Camitro Corporation and WVP Income Plus 3
           dated February 4, 1999, as amended. Filed as Exhibit 10.34 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (File No. 000-21429) and incorporated herein by reference.
 10.35+    Compound Discovery Collaboration Agreement between the
           Company and Genome Therapeutics Corporation dated October
           17, 2000. Filed as Exhibit 10.1 to the Company's
           Registration Statement on Form S-3 filed With the Commission on October 20, 2000 (File No. 333-48358) and incorporated
           herein by reference.
 10.36+    Collaboration and License Agreement between the Company and
           SmithKline Beecham Corporation dated November 27, 2000.
           Filed herewith.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.37+    Compound Discovery Collaboration Agreement between the
           Company and ACADIA Pharmaceuticals, Inc. dated December 18,
           2000. Filed herewith.
 10.38+    Amendment No. 1 to the Compound Supply and License Agreement
           between the Company and R.W. Johnson Pharmaceutical Research
           Institute, a division of Ortho-McNeil Pharmaceutical, Inc.
           dated as of August 14, 2000. Filed as Exhibit 99.1 to the
           Company's Current Report on Form 8-K (File No. 000-21429)
           filed with the Commission on October 17, 2000 and
           incorporated herein by reference.
  11.1     Statement re computation of per share net income (loss).
           Filed as Exhibit 11.1 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 000-21429) and incorporated herein by reference.
  21.1     Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 2000
           (File No. 000-21429) and incorporated herein by reference.
  23.1     Consent of PricewaterhouseCoopers LLP. Filed as Exhibit 23.1 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           2000 (file No. 000-21429) and incorporated herein by reference.
  99.1     Important Factors Regarding Forward-Looking Statements.
           Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 2000 (File No. 000-21429) and incorporated herein by reference.

---------------
* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.