Form 10-Q
period 2001-03-31
ARQULE INC
filed 2001-05-14
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001

Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

19 Presidential Way, Woburn, Massachusetts 01801

(Address of Principal Executive Offices)

(781) 994-0300

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

      Number of shares outstanding of the registrant’s Common Stock as of April 25, 2001:

Common Stock, par value $.01	20,227,737 shares outstanding

ArQule, Inc.

QUARTER ENDED MARCH 31, 2001

ArQule, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$77,486	$86,079

Marketable securities	22,176	23,940

Accounts receivable	4,932	1,564

Accounts receivable related party	553	718

Inventory	456	400

Prepaid expenses and other current assets	1,432	1,326

Total current assets	107,035	114,027

Property and equipment, net	54,257	33,699

Intangible assets	52,219	—

Other assets	490	1,750

	$214,001	$149,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$3,889	$4,171

Current portion of capital lease obligations	425	—

Current portion of long-term debt	8,500	3,500

Deferred revenue	10,241	11,976

Deferred revenue related party	448	943

Total current liabilities	23,503	20,590

Non-current portion of capital lease obligation	687	—

Long term debt	17,325	7,200

Deferred revenue	1,200	1,266

Total liabilities	42,715	29,056

Stockholder’s Equity:

Common stock, $0.01 par value; 30,000,000 shares authorized; 20,213,431 and 17,072,727 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	202	171

Additional paid-in capital	233,221	151,084

Accumulated deficit	(50,939)	(30,683)

Accumulated other comprehensive income	73	29

Deferred compensation	(11,271)	(181)

Total stockholders’ equity	171,286	120,420

	$214,001	$149,476

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

Revenue:

Compound development revenue	$12,285	$7,690

Compound development revenue — related party	1,656	2,698

Total revenue	13,941	10,388

Costs and expenses:

Cost of revenue	4,193	4,002

Cost of revenue — related party	2,338	1,404

Research and development	5,888	4,188

Marketing, general and administrative	2,520	2,361

Stock-based compensation	1,316	—

Amortization of intangibles	1,281	—

In-process research and development	18,000	—

Total costs and expenses	35,536	11,955

Loss from operations	(21,595)	(1,567)

Net investment income	1,339	225

Net loss	$(20,256)	$(1,342)

Basic and diluted net loss per share	$(1.07)	$(0.10)

Weighted average common shares outstanding — basic and diluted	18,971	13,205

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,

	2001	2000

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:

Net loss	$(20,256)	$(1,342)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,000	1,777

Amortization of deferred compensation	1,462	237

Amortization of intangible assets	1,281	—

Purchase of in-process research and development	18,000	—

(Increase) decrease in accounts receivable	(3,196)	991

(Increase) decrease in inventory	(56)	89

(Increase) decrease in prepaid expenses and other current assets	43	(622)

Decrease in other assets	1,504	28

Decrease in accounts payable and accrued expenses	(1,305)	(2,865)

Decrease in deferred revenue	(2,296)	(2,047)

Net cash used in operating activities	(2,819)	(3,754)

Cash flows from investing activities:

Purchases of available-for-sale securities	(17,549)	(20,260)

Proceeds from sale or maturity of marketable securities	19,357	28,524

Proceeds from tenant improvement allowance	—	2,212

Acquisitions, net of cash acquired	(1,523)	—

Additions to property and equipment	(21,363)	(2,415)

Net cash (used in) provided by investing activities	(21,078)	8,061

Cash flows from financing activities:

Principal payments of capital lease obligation	(67)	(137)

Borrowings of long term debt	16,000	—

Principal payments of long-term debt	(875)	(387)

Proceeds from issuance of common stock	246	4,784

Net cash provided by financing activities	15,304	4,260

Net (decrease) increase in cash and cash equivalents	(8,593)	8,567

Cash and cash equivalents, beginning of period	86,079	4,208

Cash and cash equivalents, end of period	$77,486	$12,775

Supplemental disclosure of non-cash activity:
Net liabilities assumed in acquisition — see Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

      ArQule, Inc. is a chemistry-based drug discovery company engaged in the design, discovery, development and production of novel chemical compounds with commercial potential in the pharmaceutical and biotechnology industries. Our operations are focused on the integration of combinatorial chemistry, structure-guided drug design, computational models of drug-like compound characteristics and other proprietary technologies which facilitate the design of drug-like chemical compounds and automate the process of chemical synthesis. We use these integrated technologies to produce screening libraries and to generate and optimize drug development candidates.

2.  Basis of Presentation

      We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 and as amended on May 2, 2001. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2001, and the results of our operations for the three months ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.  Collaboration Renewal

      In January 2001, we announced an extension of our agreement with Solvay Pharmaceuticals. The terms of the amended agreement with Solvay extend the relationship through 2003 and provide Solvay with access to ArQule’s Compass Array™ libraries. In addition, Solvay will continue to use ArQule’s Directed ArraySM program for synthesis of analog compounds derived from identification of active hits from ArQule’s Compass and Mapping Array™ libraries and active hits from Solvay’s internally developed compounds. ArQule will receive delivery fees, research payments, milestone payments, and royalties from sales of any products resulting from the collaboration.

4.  Debt

      In March 1999, we entered into a term loan agreement with Fleet National Bank (“Fleet”). The terms of this agreement allow for borrowings up to a maximum of $15.0 million based on 80% of qualifying property and equipment purchases, provided that we comply with certain covenants, including the maintenance of specified financial ratios. Borrowings under this facility are classified as either “Tranche A” (term loans entered into before June 30, 1999) or “Tranche B” (term loans entered into between July 1, 1999 and June 30, 2000). Principal amounts are payable in 16 equal quarterly installments beginning on September 30, 1999 and September 30, 2000 for “Tranche A” and “Tranche B” borrowings, respectively. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of this agreement and interest accrues at the rate of one month LIBOR plus 1.75%. We entered into an interest rate swap agreement with Fleet primarily to reduce the impact of changes in interest rates on our term loan agreement. At March 31, 2001, we had two interest rate swaps with notional amounts of $6.2 million and $7.8 million pursuant to which we will pay Fleet interest at weighted average fixed rates of 7.94% and 8.99%, respectively. This facility is collateralized by all of our property and equipment.

      In March 2001, we amended and extended our term loan agreement with Fleet to borrow an additional $16.0 million in order to purchase our building and the adjacent lot in Woburn, Massachusetts classified as

ArQule, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Tranche C”. Principal amounts are payable in 16 equal quarterly installments beginning on April 1, 2001. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of this agreement and interest accrues at the rate of one month LIBOR plus 1.75%. At March 31, 2001, our average interest rate on Tranche C was 6.83%.

      Our remaining principal amounts due under the term loan agreement as of March 31, 2001 are as follows:

	Tranche A	Tranche B	Tranche C

	(in thousands)

2001	$1,163	$1,462	$4,000

2002	1,550	1,950	4,000

2003	775	1,950	4,000

2004	—	975	4,000

Total payments due	$3,488	$6,337	$16,000

5.  Camitro Corporation

      On January 29, 2001, we acquired Camitro Corporation, a privately held predictive modeling company based in Menlo Park, California in a transaction accounted for as a purchase business combination. Pursuant to the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1.7 million in cash in exchange for all of Camitro’s outstanding shares and the assumption of all of Camitro’s outstanding stock options and warrants. The merger transaction was valued at $84.3 million based on our share price on the measurement date for the merger. The results of operations of Camitro, the estimated fair value of the assets acquired and liabilities assumed are included in our financial statements from the date of acquisition.

      The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $29.7 million. This excess was classified as goodwill, which is being amortized on a straight-line basis over its estimated useful life of seven years.

      The following table shows the allocation of the purchase price for the acquisition of Camitro:

Value Assigned to
Assets & Liabilities
Balance Sheet Category	Acquired

(in millions)

Current assets	$1.0

Property, plant and equipment	1.2

Intangible assets:

Acquired core technology	23.6

Assembled workforce	0.2

In-process R & D	18.0

Deferred compensation	12.6

Goodwill	29.7

Other assets	0.2

Short term liabilities	(1.4)

Long term liabilities	(0.8)

$84.3

ArQule, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately $18.0 million of the purchase price represents the estimated fair value of the purchased in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to IPR&D technology was comprised of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADME models. The valuation of the IPR&D was determined using the discounted cash flow method. Revenue and expense projections, as well as technology assumptions, were prepared through 2008 based on information provided by Camitro’s management. Revenue projections for each in-process development project were identified as follows: (1) revenue derived from products relying on core technology, and (2) revenue derived from projects relying on a new IPR&D project. The projected cash flows, adjusted based on probability of success, were discounted using a 50% rate for core technology and a 60% rate for in-process technology. The fair value of IPR&D was determined separately from all other acquired assets using the income approach. The in-process development projects are not expected to reach technological feasibility until sometime during late 2001. Management is responsible for the assumptions used to determine the estimated fair value of the IPR&D.

6.  Building Purchase

      In November 2000, we exercised our options to purchase our building and the adjacent lot in Woburn, Massachusetts. We closed the transaction in March 2001. The total consideration paid for the properties was $20.5 million, of which $18.2 million represented the purchase price for the entire building and the land on which it sits and $2.3 million represented the purchase price for the adjacent lot. The purchase price under the options was determined through an arms-length negotiation at lease inception with Metro North Corporate Center LLC and Metro North Corporate Center LLC II, which are unaffiliated with us or with any of our directors or executive officers.

      We paid $4.5 million in cash and we were granted a mortgage for the remainder of the purchase price through an extension of our existing term loan with Fleet Bank dated as of March 18, 1999, with an initial interest rate of 6.95%. The land upon which our facility sits is approximately 7.2 acres, including a parking lot, while the adjacent parcel of land represents approximately 5.0 acres. We plan to continue to use our facility in its current capacity and may develop the adjacent parcel at an undetermined time in the future.

7.  Derivative Financial Instruments

      We have adopted the provisions of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Our use of derivative financial instruments is limited to the utilization of Interest Rate Swap agreements. Settlement accounting is used for these interest rate swaps, whereby amounts to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense. These swaps are part of a designated hedging arrangement; therefore, a transition adjustment is not necessary.

8.  Subsequent Event

      In April 2001, we announced an extension of our 1997 agreement with Sankyo Company, Ltd. through 2004. As an additional service, we will provide Sankyo with access to ArQule’s Compass Array libraries. In addition, Sankyo will continue to use ArQule’s Directed Array program for synthesis of analog compounds derived from identification of active hits from ArQule’s Compass and Mapping Array libraries and from active hits from Sankyo’s internally developed compounds. ArQule may receive delivery fees, research payments, milestone payments, and royalties from sales of any products resulting from the collaboration.

ArQule, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Overview

      We are a chemistry-based drug discovery company engaged in the design, discovery, development and production of novel chemical compounds with commercial potential in the pharmaceutical and biotechnology industries. Our operations are focused on the integration of combinatorial chemistry, structure-guided drug design, computational models of drug-like compound characteristics and other proprietary technologies which facilitate the design of drug-like chemical compounds and automate the process of chemical synthesis. We use these integrated technologies to generate and optimize drug development candidates.

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

      In November 2000, we sold 3,358,000 shares of common stock at $22.50 per share in a follow-on public offering. This included the exercise of the overallotment option of 438,000 shares. The offering resulted in net proceeds to us of approximately $70,867,000.

      We have incurred a cumulative net loss of $50.9 million through March 31, 2001. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the acquisition of complementary technologies and associated administrative costs required to support these efforts. While we were profitable in fiscal year 2000, we will not be profitable in 2001 and our ability to achieve sustained profitability is dependent on a number of factors. Such factors include our ability to perform under our collaborations at the expected cost, our ability to expand or to continue our existing collaborations, the timing of additional investments in technology, and the realization of value from the development and commercialization of products in which we have an economic interest. All of these factors are difficult to anticipate.

      Upon consummation of the Camitro acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 5 of notes to consolidated financial statements). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

      The resulting net cash flows from such projects were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from such projects. The net cash flows reflect the assumptions that would be used by market participants.

      If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We are continuously monitoring our development projects. Management believes that the assumptions used in the valuation of purchased in-process technology represent a reasonably reliable estimate of the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

      We plan to use our existing cash to develop the purchased in-process technology related to the acquisition of Camitro into commercially viable products. This primarily consists of the completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. As of January 29, 2001, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $1.3 million.

      The Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements reflecting management’s current expectations regarding our future performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements, our development of technology acquired from Camitro, and other factors relating to our growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect.

Results of Operations

  Three Months Ended March 31, 2001 and 2000

      Revenue. Total revenues for the three months ended March 31, 2001 were $13.9 million, as compared to $10.4 million for the same period in 2000, an increase of $3.5 million, or approximately 34 percent. This increase is primarily due to $3.3 million of incremental fees received for delivery of Custom Array sets to Pfizer Inc and Bayer AG.

      Cost of revenue. Cost of revenue for the three months ended March 31, 2001 totaled $6.5 million, as compared to $5.4 million for the same period in 2000, an increase of $1.1 million, or approximately 20 percent. The increase in costs of revenue was attributable to increased costs for producing Custom Array sets for Pfizer Inc and Bayer AG. Our gross margin as a percentage of sales was 53 percent for the period ended March 31, 2001, as compared to 48 percent for the same period during the prior year. Our gross margin as a percentage of sales was higher in 2001 due to the higher gross margin on the Pfizer collaboration and other economies of scale.

      Research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $5.9 million, as compared to $4.2 million for the same period in 2000, an increase of $1.7 million, or 41 percent. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and related proprietary technologies, including increased personnel, as we expand our lead optimization programs.

      Marketing, general and administrative expenses. Marketing, general and administrative expenses for the three months ended March 31, 2001 were $2.5 million, as compared to $2.4 million for the same period in 2000, an increase of $0.1 million, or 7 percent. The increase reflects $0.4 million associated with Camitro administrative costs, offset by a one-time $0.3 million write-off of our registration costs associated with our withdrawal of a follow-on stock offering in the first quarter of 2000.

      Merger related charges. Expenses for the first quarter of 2001 related to our acquisition of Camitro were $20.6 million, which included a one-time charge of $18.0 million for in-process research and development, $1.3 million for stock-based compensation, and $1.3 million for the amortization of goodwill and other intangibles.

      Net investment income. Net investment income consists primarily of interest income partially offset by interest expense and other non-operating income and expenses. Interest income in for the three months ended March 31, 2001 was $1.6 million, as compared to $0.5 million for the same period in 2000, an increase of $1.1 million. Interest expense was $0.3 million in 2001 and 2000. Interest income rose in 2001 primarily due to our higher average cash balance as a result of our sale of common stock in the fourth quarter of 2000.

      Net loss. Our net loss for the three months ended March 31, 2001 was $20.3 million, compared to a net loss of $1.3 million for the same period in 2000. Our net loss in 2001 was attributable to $20.6 million in merger-related amortization and charges from our acquisition of Camitro.

Liquidity and Capital Resources

      At March 31, 2001, we held cash, cash equivalents and marketable securities with a value of $99.7 million, compared to $110.0 million at December 31, 2000. Our working capital at March 31, 2001 was $83.5 million. We have funded operations through March 31, 2001 with sales of common stock, payments from corporate collaborators, and the utilization of bank financing.

      Cash flows used in operating activities for the period ended March 31, 2001 decreased $1.0 million to $2.8 million from $3.8 million for the period ended March 31, 2001. This decrease reflects primarily the timing of payments from our corporate collaborations. Cash flows used in investing activities for the period ended March 31, 2001 increased $29.1 million to $21.1 million. Cash flows from investing activities were $8.1 million for the period ended March 31, 2000. In 2001, we purchased our facility and the adjacent lot in Woburn, Massachusetts for $20.5 million. Cash flows from financing activities for the period ended March 31, 2001 increased $11.0 million to $15.3 million from $4.3 million. In March 2001, we borrowed $16.0 million from Fleet to finance our facility and land purchase.

      We expect that our available cash and marketable securities, together with operating revenues and investment income will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from public or private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed, or on acceptable terms.

Factors Affecting Future Operating Results

      Our future operating results could differ materially from the results described above due to the risks and uncertainties described in exhibit 99.1 to our 2000 Annual Report on Form 10-K filed March 22, 2001 and as amended on May 2, 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. Additionally, we entered into two interest rate swap agreements with Fleet National Bank primarily to reduce the impact of changes in interest rates on our cash flows. The impact on our financial position and results of operations from likely changes in interest rates is not material.

      See notes 2 and 7 to the consolidated financial statements in our 2000 Annual Report on Form 10-K filed March 22, 2001, and as amended on May 2, 2001, for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 2001 due to the short-term maturities of these instruments.

ArQule, Inc.

PART II — OTHER INFORMATION

Item 1 — None

Item 2 — Changes in Securities and Use of Proceeds

      On January 29, 2001, in connection with our acquisition of Camitro, we issued approximately 3.4 million shares of our common stock, par value $0.01, and approximately $1.7 million in cash, to the former shareholders of Camitro for all of the stock, options and warrants of Camitro. The transaction was valued at approximately $84.3 million. We relied on Section 4(2) of the Securities Act of 1933, as amended, as an exemption to registration for the shares.

Items 3-5 — None

Item 6(a) — Exhibits:

Exhibits	Description

10.1*	Amended and Restated Research, Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated January 1, 2001. Filed herewith.

*	Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 6(b) — Reports on Form 8-K

      We filed a Current Report on Form 8-K pursuant to Item 2 with the Securities and Exchange Commission on February 1, 2001, as amended on March 22, 2001, in order to report our acquisition of Camitro Corporation on January 29, 2001, and in order to file (i) the Agreement and Plan of Merger among ArQule, Inc., Camitro Acquisition Corp., Camitro Corporation, and certain stockholders of Camitro Corporation dated as of January 16, 2001, (ii) the financial statements of Camitro Corporation, and (iii) the Unaudited Pro Forma Condensed Consolidated Financial Information of ArQule, Inc.

      We filed a Current Report on Form 8-K pursuant to Item 2 with the Securities and Exchange Commission on March 15, 2001 in order to report our acquisition of our current facility and the adjacent parcel of land on March 2, 2001.

ArQule, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

/s/ DAVID C. HASTINGS

David C. Hastings
(Vice President, Chief Financial Officer and Treasurer)

Date:  May 14, 2001

ArQule, Inc.

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Amended and Restated Research, Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated January 1, 2001. Filed herewith.

*	Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.