Form 10-Q
period 2001-06-30
ARQULE INC
filed 2001-08-13
CIK 1019695

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001  Commission File No. 000-21429

ArQule, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	04-3221586 (I.R.S. Employer Identification Number)

19 Presidential Way, Woburn, Massachusetts 01801
(Address of Principal Executive Offices)

(781) 994-0300
(Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares outstanding of the registrant's Common Stock as of July 31, 2001:

Common Stock, par value $.01      20,312,155 shares outstanding

ArQule, Inc.

Quarter Ended June 30, 2001

Table of Contents

ArQule, Inc.

Consolidated Balance Sheet (Unaudited)

(In thousands, except share data)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$73,609	$86,079
Marketable securities	15,851	23,940
Accounts receivable	5,331	1,564
Accounts receivable—related parties	364	718
Inventory	519	400
Prepaid expenses and other current assets	1,564	1,326

Total current assets	97,238	114,027
Property and equipment, net	54,803	33,699
Non-current marketable securities	4,917	—
Intangible assets	50,620	—
Other assets	337	1,750

	$207,915	$149,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,095	$4,171
Current portion of long-term debt	7,500	3,500
Deferred revenue	10,495	11,976
Deferred revenue—related parties	144	943

Total current liabilities	23,234	20,590
Long term debt	15,450	7,200
Deferred revenue	1,133	1,266

Total liabilities	39,817	29,056

Stockholder's Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,307,452 and 17,072,727 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	203	171
Additional paid-in capital	234,084	151,084
Accumulated deficit	(57,060)	(30,683)
Accumulated other comprehensive income	81	29
Deferred compensation	(9,210)	(181)

Total stockholders' equity	168,098	120,420

	$207,915	$149,476

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Compound development revenue	$12,476	$9,543	$24,761	$17,233
Compound development revenue—related parties	1,196	2,541	2,852	5,239

Total revenue	13,672	12,084	27,613	22,472

Costs and expenses:
Cost of revenue	5,037	4,199	9,230	8,201
Cost of revenue—related parties	1,644	1,118	3,982	2,522
Research and development	6,854	4,405	12,742	8,593
Marketing, general and administrative	3,074	2,091	5,594	4,452
Stock-based compensation	1,925	—	3,241	—
Amortization of intangibles	1,921	—	3,202	—
In-process research and development	—	—	18,000	—

Total costs and expenses	20,455	11,813	55,991	23,768

Income (loss) from operations	(6,783)	271	(28,378)	(1,296)

Net investment income	662	338	2,001	563

Net income (loss)	$(6,121)	$609	$(26,377)	$(733)

Basic net income (loss) per share	$(0.31)	$0.05	$(1.35)	$(0.05)

Weighted average common shares outstanding—Basic	20,030	13,520	19,548	13,362

Diluted net income (loss) per share	$(0.31)	$0.04	$(1.35)	$(0.05)

Weighted average common shares outstanding—Diluted	20,030	14,398	19,548	13,362

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2001	2000
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(26,377)	$(733)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,126	3,663
Amortization of deferred compensation	3,404	402
Amortization of intangible assets	3,202	—
Purchase of in-process research and development	18,000	—
(Increase) decrease in accounts receivable	(412)	952
(Increase) decrease in inventory	(119)	142
Increase in prepaid expenses and other current assets	(89)	(164)
Decrease in other assets	1,657	28
Decrease in accounts payable and accrued expenses	(3,093)	(2,652)
Decrease in deferred revenue	(2,413)	(1,368)

Net cash (used in) provided by operating activities	(2,114)	270

Cash flows from investing activities:
Purchases of available-for-sale securities	(23,962)	(38,527)
Proceeds from sale or maturity of marketable securities	27,186	40,455
Proceeds from tenant improvement allowance	—	2,212
Acquisitions, net of cash acquired	(1,598)	—
Additions to property and equipment	(24,035)	(3,651)

Net cash (used in) provided by investing activities	(22,409)	489

Cash flows from financing activities:
Principal payments of capital lease obligation	(1,179)	(244)
Borrowings of long term debt	16,000	—
Principal payments of long-term debt	(3,750)	(775)
Proceeds from issuance of common stock	982	5,120

Net cash provided by financing activities	12,053	4,101

Net (decrease) increase in cash and cash equivalents	(12,470)	4,860
Cash and cash equivalents, beginning of period	86,079	4,208

Cash and cash equivalents, end of period	$73,609	$9,068

Supplemental disclosure of non-cash activity:

  Net liabilities assumed in acquisition—see Note 3.

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

2. Basis of Presentation

    We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 and as amended on May 2, 2001. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2001, and the results of our operations for the three and six months ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3. Camitro Corporation

    On January 29, 2001, we acquired Camitro Corporation, a privately held predictive modeling company based in Menlo Park, California in a transaction accounted for as a purchase business combination. Pursuant to the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1.7 million in cash in exchange for all of Camitro's outstanding shares and the assumption of all of Camitro's outstanding stock options and warrants. The merger transaction was valued at $84.3 million based on our share price on the measurement date for the merger. The results of operations of Camitro, the estimated fair value of the assets acquired, and liabilities assumed are included in our financial statements from the date of acquisition.

    The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value on the acquisition date. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $29.7 million. This excess was classified as goodwill, which is being amortized on a straight-line basis over its estimated useful life of seven years.

    Approximately $18.0 million of the purchase price represents the estimated fair value of the purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to the IPR&D technology was comprised of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADME models. The valuation of the IPR&D was determined using the discounted cash flow method. Revenue and expense projections, as well as technology assumptions, were prepared through 2008 based on information provided by Camitro's management. Revenue projections for each in-process development project were identified as follows: (1) revenue derived from products relying on core technology, and (2) revenue derived from projects relying on a new IPR&D project. The projected cash flows, adjusted based on probability of success, were discounted using a 50% rate for core technology and a 60% rate for in-process technology. The fair value of IPR&D was determined separately from all other acquired assets using the income approach. The in-process development projects are not expected to reach technological feasibility until sometime during 2001. Management is responsible for the assumptions used to determine the estimated fair value of the IPR&D.

4. Derivative Financial Instruments

    We have adopted the provisions of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Our use of derivative financial instruments is limited to the utilization of Interest Rate Swap agreements. Settlement accounting is used for these interest rate swaps, whereby amounts to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense. These swaps are part of a designated hedging arrangement; therefore, a transition adjustment is not necessary.

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

    We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions and are pursuing a limited number of our own internal drug discovery programs. We have not yet realized any significant revenue from our joint discovery programs with biotechnology companies and academic institutions or from our internal drug discovery programs. While we expect our revenue to increase in 2001, our financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate.

    We will continue to invest in technologies that we believe will enhance and expand our capabilities in drug discovery. These continued investments in technology are intended to enhance the novelty, diversity, and medical relevance of our compound arrays and to augment the power and scope of our chemistry capabilities. In addition to investments in technology, we may invest in internal lead optimization programs with the goal of delivering clinical candidates.

    We have incurred a cumulative net loss of $57.1 million through June 30, 2001. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the acquisition of complementary technologies and associated administrative costs required to support these efforts. While we were profitable in fiscal year 2000, we will not be profitable in 2001 and our ability to achieve sustained profitability is dependent on a number of factors. Such factors include our ability to perform under our collaborations at the expected cost, our ability to expand or to continue our existing collaborations, the timing and cost of additional investments in technology, and the realization of value from the development and commercialization of products in which we have an economic interest. All of these factors are difficult to anticipate.

    Upon consummation of the Camitro acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 3 of notes to consolidated financial statements). The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows from such projects were based on our management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from such projects.

    If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We are continuously monitoring our development projects. Management believes that the assumptions used in the valuation of purchased in-process technology represent a reasonably reliable estimate of the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will approximate those assumed values in future periods.

    We plan to use a portion of our existing cash to develop the purchased in-process technology related to the acquisition of Camitro into commercially viable products. This development primarily consists of completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Management's estimate of the costs to be incurred to develop the purchased in-process technology into commercially viable products has not materially changed from the estimates disclosed at the time of the acquisition.

  Forward-Looking Statements

    This report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements reflecting management's current expectations regarding our future performance. These statements can generally be identified by the use of forward-looking words such as "believe," "expect," "plan," "intend," "may," will," "should," "anticipate," or similar words and phrases. Forward-looking statements reflect management's current expectations, which are based on certain assumptions regarding revenue growth and profitability, the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements, our development of technology acquired from Camitro, and other factors relating to our growth. Such expectations may not materialize, and therefore actual results could differ materially from those anticipated, if, among other things, product development efforts are delayed or suspended, negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect. For a complete description of risks and uncertainties that may cause actual results to differ materially from management's current expectations, please refer to Exhibit 99.1 to our Annual Report on Form 10-K filed on March 22, 2001 and as amended on May 2, 2001. We will not update any forward-looking statements to reflect events or circumstances that occur after the date of that report, except as may be required by law.

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

    Revenue.  Our revenue for the three months ended June 30, 2001 increased $1.6 million or approximately 13 percent to $13.7 million from $12.1 million for the same period in 2000. Revenue was $27.6 million and $22.5 million for the six months ended June 30, 2001 and 2000, respectively. These increases are primarily due to incremental fees received for delivery of additional compounds to Pfizer Inc and Bayer AG.

    Cost of revenue.  Our cost of revenue for the three months ended June 30, 2001 increased $1.4 million or approximately 26 percent to $6.7 million from $5.3 million for the same period in 2000. Cost of revenue was $13.2 million and $10.7 million for the six months ended June 30, 2001 and 2000, respectively. These increases are primarily attributable to increased costs for producing Custom Array sets for Pfizer Inc and Bayer AG in concert with our incremental deliverables. Our gross margins were 52 percent for each of the six month periods ended June 30, 2001 and 2000.

    Research and development expenses.  Our research and development expenses for the three months ended June 30, 2001 increased $2.5 million or approximately 56 percent to $6.9 million from

$4.4 million for the same period in 2000. Research and development expenses were $12.7 million and $8.6 million for the six months ended June 30, 2001 and 2000, respectively. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and proprietary complementary technologies, including increased personnel, as we expand our lead optimization and drug discovery programs.

    Marketing, general and administrative expenses.  Our marketing, general and administrative expenses for the three months ended June 30, 2001 increased $1.0 million or approximately 47 percent to $3.1 million from $2.1 million for the same period in 2000. Marketing, general and administrative expenses were $5.6 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively. These increases were primarily associated with increased administrative costs to support our growth during 2001, particularly salaries and recruiting expenses related to growth in the number of employees.

    Merger related charges.  Our merger related charges for the three months ended June 30, 2001 were $3.8 million, comprised of $1.9 million for stock-based compensation and $1.9 million for the amortization of goodwill and other intangibles. For the six months ended June 30, 2001, our total merger related charges amounted to $6.4 million, i.e. recognition of $3.2 million for aggregate stock-based compensation and $3.2 million in total amortization of goodwill and other intangibles. In the first quarter of 2001, we recognized a one-time charge of $18.0 million for in-process research and development.

    Net investment income.  Our net investment income for the three months ended June 30, 2001 increased $0.4 million or approximately 96 percent to $0.7 million from $0.3 million for the same period in 2000. Net investment income was $2.0 million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively. Interest income rose in 2001 primarily due to our higher average cash balance as a result of our sale of common stock in the fourth quarter of 2000.

    Net income (loss).  Our net loss for the three months ended June 30, 2001 was $(6.1) million, compared to net income of $0.6 million for the same period in 2000. Our net loss was $(26.4) million and $(0.7) million for the six months ended June 30, 2001 and 2000, respectively. Our net loss in 2001 is primarily attributable to $24.4 million in merger-related amortization and charges from our acquisition of Camitro (approximately $3.8 million in the three months ended June 30, 2001) and our increased investment in research and development as we enhance our drug discovery platform.

Liquidity and Capital Resources

    At June 30, 2001, we held cash, cash equivalents and marketable securities (including non-current marketable securities) with a value of $94.4 million, compared to $110.0 million at December 31, 2000. Our working capital at June 30, 2001 was $74.0 million. We have funded operations through June 30, 2001 with sales of common stock and payments from corporate collaborators.

    For the six months ended June 30, 2001, our net cash flow from operating activities decreased by $2.4 million compared to the same period in 2000. This change reflected the difference between a $2.1 million use of cash (negative flow) in operating activities for the six months ended June 30, 2001 and a $0.3 million source of cash from operating activities (positive flow) for the same period in 2000. The difference is a consequence primarily of the timing of payments from our corporate collaborations.

    For the six months ended June 30, 2001, our net cash flow from investing activities decreased by $22.9 million compared to the same period in 2000. This change reflected the difference between a $22.4 million use of cash (negative flow) in investing activities for the six months ended June 30, 2001 and a $0.5 million cash provided (positive flow) from investing activities for the same period in 2000. The principal reason for this change was our purchase of our facility and the adjacent lot in Woburn, Massachusetts for $20.5 million in March 2001.

    For the six months ended June 30, 2001, our net cash flow from financing activities increased by $8.0 million compared to the same period in 2000. This change reflected the difference between $12.0 cash provided (positive flow) by investing activities for the six months ended June 30, 2001 and $4.0 cash provided (positive flow) from investing activities for the same period in 2000. The principal reason for this change was that, in March 2001, we amended and extended our term loan agreement with Fleet National Bank to borrow an additional $16.0 million in order to finance our facility and land purchase. Principal amounts are payable in 16 equal quarterly installments beginning on April 1, 2001. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of the amended agreement. Interest accrues at the rate of one month LIBOR plus 1.75%. At June 30, 2001, our average interest rate on this additional debt was approximately 6.01%. This constituted the full utilization of our existing credit facility with Fleet.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. Additionally, we entered into two interest rate swap agreements with Fleet National Bank primarily to reduce the impact of changes in interest rates on our cash flows. The impact on our financial position and results of operations from likely changes in interest rates should not be material.

    See notes 2 and 7 to the consolidated financial statements in our 2000 Annual Report on Form 10-K filed March 22, 2001, and as amended on May 2, 2001, for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at June 30, 2001 due to the short-term maturities of these instruments.

ArQule, Inc.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings. None.

Item 2—Changes in Securities and Use of Proceeds. None.

Item 3—Defaults Upon Senior Securities. None.

Item 4—Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on May 17, 2001, our stockholders voted as follows:

  (a)
  To elect Laura Avakian, Werner Cautreels, Ph.D. and Tuan Ha-Ngoc as directors:

Total Votes "For" Laura Avakian	14,319,988
Total Votes "Withheld" for Laura Avakian	48,687
Total Votes "For" Werner Cautreels, Ph.D	14,319,988
Total Votes "Withheld" for Werner Cautreels, Ph.D.	48,687
Total Votes "For" Tuan Ha-Ngoc	14,319,988
Total Votes "Withheld" for Tuan Ha-Ngoc	48,687

    The proposal received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Ms. Avakian, Dr. Cautreels, and Dr. Ha-Ngoc were re-elected to the Board of Directors.

    Ariel Elia, L. Patrick Gage, Ph.D., Dr. Stephen A. Hill and Michael Rosenblatt, M.D. all continued their terms in office.

  (b)
  To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of common stock that may be issued by us by 20,000,000 shares from 30,000,000 to 50,000,000 shares, $0.01 par value per share:

Total Votes "For" the Proposal	14,021,076
Total Votes "Against" the Proposal	335,758
Abstentions	11,841

    The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

  (c)
  To approve an amendment to our Amended and Restated 1994 Equity Incentive Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 1,000,000 shares from 5,700,000 to 6,700,000 shares:

Total Votes "For" the Proposal	6,504,423
Total Votes "Against" the Proposal	3,377,311
Abstentions	11,335
Broker Non-Votes	4,475,606

    The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

  (d)
  To approve an amendment to our Amended and Restated 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 100,000 shares from 420,000 to 520,000 shares:

Total Votes for the Proposal	9,759,656
Total Votes Against the Proposal	123,998
Abstentions	9,435
Broker Non-Votes	4,475,606

    The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

Item 5—Other Information. None.

Item 6(a)—Exhibits:

Exhibits	Description
10.1*	Amended and Restated Research and Development Agreement between Sankyo Co., LTD. and ArQule dated April 2, 2001. Filed herewith.

    *Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 6(b)—Reports on Form 8-K. None.

ArQule, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.
Date: August 13, 2001	/s/ DAVID C. HASTINGS David C. Hastings (Vice President, Chief Financial Officer and Treasurer)

ArQule, Inc.
Exhibit Index

Item 6(a)—Exhibits:

Exhibit No.	Description
10.1*	Amended and Restated Research and Development Agreement between Sankyo Co., LTD. and ArQule dated April 2, 2001. Filed herewith.

*Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

QuickLinks

ArQule, Inc. Quarter Ended June 30, 2001 Table of Contents
ArQule, Inc. Consolidated Balance Sheet (Unaudited) (In thousands, except share data)
ArQule, Inc. Consolidated Statement of Operations (Unaudited) (In thousands, except per share data)
ArQule, Inc. Consolidated Statement of Cash Flows (Unaudited) (In Thousands)
ArQule, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ArQule, Inc.
ArQule, Inc.
SIGNATURES
ArQule, Inc. Exhibit Index