Form 10-Q
period 2001-09-30
ARQULE INC
filed 2001-10-30
CIK 1019695

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2001    Commission File No. 000-21429

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

YES /x/                        NO / /

Number of shares outstanding of the registrant's Common Stock as of October 19, 2001:

Common Stock, par value $0.01                                    20,327,197 shares outstanding

ARQULE, INC.
QUARTER ENDED SEPTEMBER 30, 2001

ArQule, Inc.
Consolidated Balance Sheet (Unaudited)
(In thousands, except share data)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$68,054	$86,079
Marketable securities	18,363	23,940
Accounts receivable	2,151	1,564
Accounts receivable — related parties	832	718
Inventory	521	400
Prepaid expenses and other current assets	1,396	1,326

Total current assets	91,317	114,027
Property and equipment, net	55,255	33,699
Non-current marketable securities	3,946	—
Intangible assets	48,951	—
Other assets	5,337	1,750

	$204,806	$149,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,554	$4,171
Current portion of long-term debt	7,988	3,500
Deferred revenue	13,410	11,976
Deferred revenue—related parties	336	943

Total current liabilities	27,288	20,590
Long term debt	13,575	7,200
Deferred revenue	1,066	1,266

Total liabilities	41,929	29,056

Stockholder's Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,326,697 and 17,072,727 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	203	171
Additional paid-in capital	234,184	151,084
Accumulated deficit	(64,599)	(30,683)
Accumulated other comprehensive income	150	29
Deferred compensation	(7,061)	(181)

Total stockholders' equity	162,877	120,420

	$204,806	$149,476

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Compound development revenue	$13,203	$11,471	$37,964	$28,704
Compound development revenue — related parties	1,131	2,314	3,983	7,553

Total revenue	14,334	13,785	41,947	36,257

Costs and expenses:
Cost of revenue	6,348	4,195	15,578	12,396
Cost of revenue—related parties	1,418	846	5,400	3,368
Research and development	7,759	4,179	20,501	12,772
Marketing, general and administrative	3,065	1,943	8,659	6,395
Stock-based compensation	1,867	—	5,108	—
Amortization of intangibles	1,931	—	5,133	—
In-process research and development	—	—	18,000	—

Total costs and expenses	22,388	11,163	78,379	34,931

Income (loss) from operations	(8,054)	2,622	(36,432)	1,326
Net investment income	515	356	2,516	919

Net income (loss)	$(7,539)	$2,978	$(33,916)	$2,245

Basic net income (loss) per share	$(0.37)	$0.22	$(1.72)	$0.17

Weighted average common shares outstanding — Basic	20,123	13,586	19,755	13,437

Diluted net income (loss) per share	$(0.37)	$0.20	$(1.72)	$0.15

Weighted average common shares outstanding—Diluted	20,123	14,891	19,755	14,710

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2001	2000
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income (loss)	$(33,916)	$2,245
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,474	5,486
Amortization of deferred compensation	5,290	461
Amortization of intangible assets	5,134	—
Purchase of in-process research and development	18,000	—
Decrease in accounts receivable	2,300	2,154
(Increase) decrease in inventory	(121)	166
Decrease in prepaid expenses and other current assets	79	36
Decrease in other assets	1,656	28
Decrease in accounts payable and accrued expenses	(2,634)	(1,691)
Increase (decrease) in deferred revenue	627	(3)

Net cash provided by operating activities	2,889	8,882

Cash flows from investing activities:
Purchases of marketable securities	(30,468)	(47,230)
Proceeds from sale or maturity of marketable securities	32,220	44,878
Investment in technology	(5,000)	—
Proceeds from tenant improvement allowance	—	2,212
Acquisitions, net of cash acquired	(1,598)	—
Purchases of property and equipment	(26,834)	(5,163)

Net cash used in investing activities	(31,680)	(5,303)

Cash flows from financing activities:
Principal payments of capital lease obligation	(1,179)	(295)
Borrowings of long term debt	16,000	—
Principal payments of long-term debt	(5,137)	(775)
Proceeds from issuance of common stock	1,082	5,451

Net cash provided by financing activities	10,766	4,381

Net (decrease) increase in cash and cash equivalents	(18,025)	7,960
Cash and cash equivalents, beginning of period	86,079	4,208

Cash and cash equivalents, end of period	$68,054	$12,168

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

2.
Basis of Presentation

    We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 and as amended on May 2, 2001. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2001, and the results of our operations for the three and nine months ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

    The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value on the acquisition date. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $30.2 million. This excess was classified as goodwill, which is being amortized on a straight-line basis over its estimated useful life of seven years.

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

    The following unaudited pro forma financial summary is presented as if the operations of ArQule and Camitro were combined as of the beginning of the periods presented. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $18.0 million, are not reflected in the following pro forma financial summary.

	Nine Months Ended September 30,
	2001	2000
Revenue	$41,947	$36,405
Net loss	(34,738)	(1,860)
Basic and diluted net loss per share	(1.76)	(0.11)
4.
Investment in Unconsolidated Affiliates

    In July 2001, we purchased approximately 1.8 million preferred shares of a privately owned proteomics company for $5.0 million. This represented approximately an 8% ownership interest. We are accounting for this under the cost method and this investment is included in other assets on the Consolidated Balance Sheet.

5.
New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We plan to adopt SFAS 142 in fiscal 2002, at which time the balance of goodwill is expected to approximate $26.9 million. We do not expect any impairment of goodwill upon adoption.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of long-lived assets. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

6.
Contingencies

    We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is dedicated to the Pfizer collaboration. We lease these facilities under two lease agreements, one of which expires on July 30, 2005 (Prime Lease 1) and one of which expires on July 30, 2006 (Prime Lease 2) and we sublease these facilities pursuant to three sublease agreements. Prime Lease 2 allows the landlord to increase the rent under the lease to "market rates" effective August 1, 2001. The landlord has proposed an increase that we believe to be in excess of market rates and, as a result, we are disputing the increase. We have accrued the difference between our estimate of market rate rent and amounts due to us under the subleases. We are currently negotiating the amount of the rent increase with the landlord. If the amount of rent we must pay is in excess of our current estimate of market rates, we will need to recognize additional expense.

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

    We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under most of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions and are pursuing a limited number of our own internal drug discovery programs. We have not yet realized any significant revenue from the programs described above. While we expect our revenue to increase in 2001, our financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate.

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

    We have incurred a cumulative net loss of $64.6 million through September 30, 2001. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the acquisition of complementary technologies and associated administrative costs required to support these efforts. While we were profitable in fiscal year 2000, we will not be profitable in 2001 and our ability to achieve sustained profitability is dependent on a number of factors. Such factors include our ability to perform under our collaborations at the expected cost, our ability to expand or to continue our existing collaborations, the timing and cost of additional investments in technology, and the realization of value from the development and commercialization of products in which we have an economic interest. All of these factors are difficult to anticipate.

    Upon consummation of the Camitro acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see item 3 of the Notes to the Consolidated Financial Statements). The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows from such projects were based on our management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from such projects.

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

Forward-Looking Statements

    This report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements reflecting management's current expectations regarding our future performance. These statements can generally be identified by the use of forward- looking words such as "believe," "expect," "plan," "intend," "may," "will," "should," "anticipate," or similar words and phrases. Forward-looking statements reflect management's current expectations, which are based on certain assumptions regarding revenue growth and profitability, the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements, our development of technology acquired from Camitro, and other factors relating to our growth. Such expectations may not materialize, and therefore actual results could differ materially from those anticipated, if, among other things, product development efforts are delayed or suspended, negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect. For a complete description of risks and uncertainties that may cause actual results to differ materially from management's current expectations, please refer to Exhibit 99.1 to our Annual Report on Form 10-K filed on March 22, 2001 and as amended on May 2, 2001. We will not update any forward-looking statements to reflect events or circumstances that occur after the date of that report, except as may be required by law.

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

    Revenue. Our revenue for the three months ended September 30, 2001 increased $0.5 million or approximately 4 percent to $14.3 million from $13.8 million for the same period in 2000. Revenue was $41.9 million and $36.3 million for the nine months ended September 30, 2001 and 2000, respectively. These increases are primarily due to incremental fees received for delivery of additional compounds to Pfizer Inc and Bayer AG.

    Cost of revenue. Our cost of revenue for the three months ended September 30, 2001 increased $2.8 million or approximately 54 percent to $7.8 million from $5.0 million for the same period in 2000. Cost of revenue was $21.0 million and $15.8 million for the nine months ended September 30, 2001 and 2000, respectively. These increases are primarily attributable to increased labor and chemical costs for producing Custom Array sets for Pfizer Inc and Bayer AG in concert with our incremental deliverables and timing of compound shipments. Our gross margins were 50 percent and 57 percent for each of the nine month periods ended September 30, 2001 and 2000, respectively.

    Research and development expenses. Our research and development expenses for the three months ended September 30, 2001 increased $3.6 million or approximately 86 percent to $7.8 million from $4.2 million for the same period in 2000. Research and development expenses were $20.5 million and $12.7 million for the nine months ended September 30, 2001 and 2000, respectively. This increase is the result of our ongoing efforts to augment and enhance our chemistry capabilities and proprietary complementary technologies, including increased personnel, as we expand our lead optimization, predictive ADMET and drug discovery programs.

    Marketing, general and administrative expenses. Our marketing, general and administrative expenses for the three months ended September 30, 2001 increased $1.2 million to $3.1 million or approximately 58 percent from $1.9 million for the same period in 2000. Marketing, general and administrative expenses were $8.7 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively. These increases were primarily associated with increased administrative costs to support our growth during 2001, particularly salaries and recruiting expenses related to growth in the number of employees.

    Merger related charges. Our merger related charges for the three months ended September 30, 2001 were $3.8 million, comprised of $1.9 million for stock-based compensation and $1.9 million for the amortization of goodwill and other intangibles. For the nine months ended September 30, 2001, our total merger related charges amounted to $28.2 million, consisting of $5.1 million for aggregate stock-based compensation, $5.1 million in total amortization of goodwill and other intangibles and a one-time charge of $18.0 million in the first quarter of 2001 for acquired in-process research and development.

    Net investment income. Our net investment income for the three months ended September 30, 2001 increased $0.1 million or approximately 45 percent to $0.5 million from $0.4 million for the same period in 2000. Net investment income was $2.5 million and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively. Investment income rose in 2001 primarily due to our higher average cash balance as a result of our sale of common stock in the fourth quarter of 2000. This increase was offset by higher interest expense due to our higher average debt balance as a result of our purchase of our facility and adjacent lot in Woburn, Massachusetts in March 2001 and lower interest rates during 2001.

    Net income (loss). Our net loss for the three months ended September 30, 2001 was $(7.5) million, compared to net income of $3.0 million for the same period in 2000. Our net loss was $(33.9) million for the nine months ended September 30, 2001 compared to net income of $2.2 million for the same period in 2000. Our net loss in 2001 is primarily attributable to $28.2 million in merger-related amortization and charges from our acquisition of Camitro (approximately $3.8 million in the three months ended September 30, 2001) and our increased investment in research and development as we enhance our drug discovery platform.

Liquidity and Capital Resources

    At September 30, 2001, we held cash, cash equivalents and marketable securities (including non-current marketable securities) with a value of $90.4 million, compared to $110.0 million at December 31, 2000. Our working capital at September 30, 2001 was $64.0 million. We have funded operations through September 30, 2001 with sales of common stock and payments from corporate collaborators.

    For the nine months ended September 30, 2001, our net cash flow provided by operating activities decreased by $6.0 million to $2.9 million from $8.9 million for the same period in 2000. This decrease is primarily attributable to our $5.7 net loss excluding acquisition related charges compared to net income of $2.2 million for the same period in 2000.

    For the nine months ended September 30, 2001, our net cash used in investing activities increased by $26.4 million to a $31.7 million use of cash from $5.3 million in 2000. The principal reasons for this change was our purchase of our facility and the adjacent lot in Woburn, Massachusetts for $20.5 million in March 2001 and our $5.0 million investment in a privately-held proteomics company in July 2001 (see item 4 of the Notes to the Consolidated Financial Statements).

    For the nine months ended September 30, 2001, our net cash flow provided by financing activities increased by $6.4 million to $10.8 million from $4.4 million for the same period in 2000. The principal reason for this change was that, in March 2001, we amended and extended our term loan agreement with Fleet National Bank to borrow an additional $16.0 million in order to finance our facility and land purchase. Principal amounts are payable in 16 equal quarterly installments beginning on April 1, 2001. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of the amended agreement. Interest accrues at the rate of one month LIBOR plus 1.75%. At September 30, 2001, our average interest rate on this additional debt was approximately 5.91%. This constituted the full utilization of our existing credit facility with Fleet.

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

    See notes 2 and 7 to the consolidated financial statements in our 2000 Annual Report on Form 10-K filed March 22, 2001, and as amended on May 2, 2001, for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at September 30, 2001 due to the short-term maturities of these instruments.

ArQule, Inc.

    PART II—OTHER INFORMATION

    Items 1 - 6(b) None.

ArQule, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.
Date: October 30, 2001	/s/ DAVID C. HASTINGS David C. Hastings (Vice President, Chief Financial Officer and Treasurer)

QuickLinks

TABLE OF CONTENTS
ArQule, Inc.
Consolidated Statement of Operations (Unaudited) (In thousands, except per share data)
ArQule, Inc.
Consolidated Statement of Cash Flows (Unaudited) (In Thousands)
ArQule, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ArQule, Inc.
ArQule, Inc.
SIGNATURES