Form 10-Q
period 2002-03-31
ARQULE INC
filed 2002-05-15
CIK 1019695

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

For the Quarter Ended March 31, 2002	Commission File No. 000-21429

ArQule, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	04-3221586 (I.R.S. Employer Identification Number)
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

        Number of shares outstanding of the registrant's Common Stock as of April 30, 2002:

Common Stock, par value $.01	21,219,052 shares outstanding

ArQule, Inc.

Quarter Ended March 31, 2002

Table of Contents

i

ArQule, Inc.

Consolidated Balance Sheet (Unaudited)

(In thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$42,129	$43,260
Marketable securities	48,525	51,070
Accounts receivable	1,812	1,772
Accounts receivable—related party	52	820
Inventory	687	625
Prepaid expenses and other current assets	1,732	1,440

Total current assets	94,937	98,987
Property and equipment, net	53,483	54,018
Non-current marketable securities	4,363	3,672
Intangible assets	19,667	20,511
Goodwill	25,889	25,889
Other assets	5,398	5,398

	$203,737	$208,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,930	$7,515
Current portion of long-term debt	7,500	7,500
Deferred revenue	14,590	14,494
Deferred revenue-related party	263	113

Total current liabilities	29,283	29,622

Long term debt	9,825	11,700
Deferred revenue	4,447	414

Total liabilities	43,555	41,736

Stockholder's Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,155,764 and 21,116,419 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	211	211
Additional paid-in capital	242,930	242,776
Accumulated deficit	(80,085)	(71,710)
Deferred compensation	(2,707)	(4,509)
Accumulated other comprehensive income	(167)	(29)

Total stockholders' equity	160,182	166,739

	$203,737	$208,475

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue:
Compound development revenue	$13,252	$12,285
Compound development revenue—related party	716	1,656

Total revenue	13,968	13,941

Costs and expenses:
Cost of revenue	8,054	4,193
Cost of revenue—related party	220	2,338
Research and development	8,150	5,888
Marketing, general and administrative	3,664	2,520
Stock-based compensation	1,767	1,316
Amortization of intangibles	844	570
Amortization of goodwill	—	711
In-process research and development	—	18,000

Total costs and expenses	22,699	35,536

Loss from operations	(8,731)	(21,595)
Net investment income	356	1,339

Net loss	$(8,375)	$(20,256)

Basic and diluted net loss per share	$(0.40)	$(1.07)

Weighted average common shares outstanding—basic and diluted	21,082	18,971

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2002	2001
Decrease in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(8,375)	$(20,256)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,332	2,000
Amortization of deferred compensation	1,767	1,462
Amortization of intangible assets	844	1,281
Purchase of in-process research and development	—	18,000
Decrease (increase) in accounts receivable	728	(3,196)
Increase in inventory	(62)	(56)
(Increase) decrease in prepaid expenses and other current assets	(292)	43
Decrease in other assets	—	1,504
Decrease in accounts payable and accrued expenses	(591)	(1,305)
Increase (decrease) in deferred revenue	4,279	(2,296)

Net cash provided by (used in) operating activities	630	(2,819)

Cash flows from investing activities:
Purchases of marketable securities	(12,491)	(17,549)
Proceeds from sale or maturity of marketable securities	14,213	19,357
Proceeds from tenant improvement allowance	—	—
Acquisitions, net of cash acquired	—	(1,523)
Purchase of property and equipment	(1,797)	(21,363)

Net cash used in investing activities	(75)	(21,078)

Cash flows from financing activities:
Principal payments of capital lease obligation	—	(67)
Borrowings of long term debt	—	16,000
Principal payments of long-term debt	(1,875)	(875)
Proceeds from issuance of common stock	189	246

Net cash (used in) provided by financing activities	(1,686)	15,304

Net decrease in cash and cash equivalents	(1,131)	(8,593)
Cash and cash equivalents, beginning of period	43,260	86,079

Cash and cash equivalents, end of period	$42,129	$77,486

Supplemental disclosure of non-cash activity:
Net assets and liabilities assumed in Camitro acquisition.

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

2.    Basis of Presentation

        We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2002, and the results of our operations for the three months ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.    Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, ArQule adopted FAS 142 effective January 1, 2002. At March 31, 2002 and December 31, 2001, ArQule had goodwill of approximately $25.9 million. If ArQule chose not to implement the provisions of FAS 142 for goodwill, amortization expense for the three months ended March 31, 2002 would have been $1.1 million. Pursuant to FAS 142, ArQule will test for goodwill impairment at least annually and if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. ArQule is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

4.    Camitro Corporation

        On January 29, 2001, we acquired Camitro Corporation; a privately held predictive modeling company based in Menlo Park, California in a transaction accounted for as a purchase business combination. The merger transaction was valued at $84.3 million based on our share price on the measurement date for the merger. Approximately $18.0 million of the purchase price represents the estimated fair value of the purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to IPR&D technology reflected the fair value of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADMET models at the time of the merger.

5.    Pacific Shores Lease

        In connection with our acquisition of Camitro Corporation on January 29, 2001, we assumed Camitro's existing lease for approximately 25,000 square feet of office space in Menlo Park, California, which will expire on September 30, 2002. Prior to expiration, we had the option to renew this lease for a term of 18 months, which we have elected not to exercise. Our lease payments are $46,282 per month. Effective March 2002, we entered into an eight-year lease with Pacific Shores Centers LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. We expect to take occupancy in September 2002. Our base lease payment, upon commencement will be approximately $75,823 per month, subject to annual escalation provisions. We will have the option to renew for an additional three-year term at the greater of the September 2010's rental rate or the then fair market value.

6.    Earnings (Loss) Per Share

        The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 1,266,265 and 1,384,177 shares of common stock were not included in the March 31, 2002 and March 31, 2001 computation of diluted net income (loss) per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7.    Contingencies

        We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is utilized for the Pfizer collaboration. We lease these facilities under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. We sublease these facilities pursuant to three sublease agreements.

        On August 1, 2001, Cummings Properties, LLC ("Cummings") significantly raised our rent on the lease that expires July 30, 2006. We believe this increase to be in excess of rates that are permissible under the lease agreement. Accordingly, on January 16, 2001, we brought a complaint to Middlesex Superior Court of The Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase our lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rate proposed by Cummings. We seek recovery of the funds that we have already paid and are paying, under protest. If the amount of rent we must pay is in excess of our current estimate of market rates, we will need to recognize additional expense.

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

        We primarily generate revenue through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under some of these collaborative agreements, we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received two milestone payments and no royalty payments. In addition, we have not yet realized any significant revenue from our joint discovery programs with biotechnology companies and academic institutions, or from our internal drug discovery programs. While we expect our revenue to increase in 2002, our financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate. See the discussion of our revenue recognition policy in our Critical Accounting Policies in our annual report on Form 10-K filed on March 27, 2002.

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

        We have incurred a cumulative net loss of $80.1 million through March 31, 2002. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs required to support those efforts. While we were profitable in fiscal year 2000, we were not profitable in 2001 and we expect that we will not be profitable in 2002. Our ability to achieve sustained profitability is dependent on a number of factors, including our ability to perform pursuant to our collaborations at the expected cost, our ability to expand or continue existing collaborations, the timing of additional investments in technology and the realization of value from the development and commercialization of products in which we have an economic interest, all of which are difficult to predict.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements reflecting management's current expectations regarding our future performance. These statements can generally be identified by the use of forward-looking words such as "believe," "expect," "plan," "intend," "may," "will," "should," "anticipate," or similar words and phrases. Forward-looking statements reflect management's current expectations, which are based on certain assumptions regarding revenue growth and profitability, the progress of product development efforts under collaborative agreements, execution of new collaborative agreements, our development of technology invented in-house and acquired from Camitro and elsewhere, and other factors relating to our growth. Such expectations may not materialize. Actual results could differ materially from those anticipated if, among other things, product development efforts are delayed or suspended, negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect. For a complete description of risks and uncertainties that may cause actual results to differ materially from management's current expectations, please refer to our annual report on Form 10-K filed on March 27, 2002. We will not update any forward-looking statements to reflect events or circumstances that occur after the date of that report, except as may be required by law.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

        Revenue.    Total revenues for the three months ended March 31, 2002 were $14.0 million, as compared to $13.9 million for the same period in 2001, an increase of $0.1 million, or approximately 1 percent. This increase is primarily due to Custom Array library revenues from the new Pfizer agreement offset by the decrease in revenues due to the completion of the Wyeth and Johnson & Johnson Mapping Array Programs.

        Cost of revenue.    Cost of revenue for the three months ended March 31, 2002 totaled $8.3 million, as compared to $6.5 million for the same period in 2001, an increase of $1.8 million, or approximately 28 percent. The increase in costs of revenue was attributable to increased costs for producing Custom Array sets for Pfizer Inc. and Bayer AG. Our gross margin as a percentage of sales was 41 percent for the period ended March 31, 2002, as compared to 53 percent for the same period during the prior year. Our gross margin as a percentage of sales was lower in 2002 due to increased costs related to the Bayer and Pfizer collaborations.

        Research and development expenses.    Research and development expenses for the three months ended March 31, 2002 were $8.2 million, as compared to $5.9 million for the same period in 2001, an increase of $2.3 million, or 39 percent. This increase is the result of our ongoing efforts to augment and enhance our chemistry, predictive and computational modeling capabilities and related proprietary technologies, including increases in personnel, as we expand our drug discovery programs and technology platform.

        Marketing, general and administrative expenses.    Marketing, general and administrative expenses for the three months ended March 31, 2002 were $3.7 million, as compared to $2.5 million for the same period in 2001, an increase of $1.2 million, or 48 percent. The increase was primarily associated with increased support costs, including added personnel.

        Merger Related Charges.    Expenses for the first quarter of 2001 related to our acquisition of Camitro were $20.6 million, which included a one-time charge of $18.0 million for in-process research and development, $1.3 million for stock-based compensation, $0.7 million for the amortization of goodwill and $0.6 million amortization of other intangibles. Expenses for the first quarter of 2002 include $0.8 million in amortization of other Camitro intangibles and $1.7 million in stock-based compensation expense.

        Net investment income.    Net investment income consists primarily of interest income partially offset by interest expense and other non-operating income and expenses. Interest income in for the three months ended March 31, 2002 was $0.6 million, as compared to $1.6 million for the same period in 2001, a decrease of $1.0 million. Interest expense was $0.3 million in 2002 and 2001. Our lower investment income in 2002 is a result of lower average interest rates on our investment portfolio when compared to 2001.

        Net loss.    Our net loss for the three months ended March 31, 2002 was $8.4 million, compared to a net loss of $20.3 million for the same period in 2001. Our net loss in 2001 was primarily attributable to $20.6 million in merger-related amortization and charges from our acquisition of Camitro.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2002, we held cash, cash equivalents and marketable securities with a value of $95.0 million, compared to $98.0 million at December 31, 2001. Our working capital at March 31, 2002 was $65.7 million. We have funded operations through March 31, 2002 with sales of common stock, payments from corporate collaborators, and the utilization of bank financing.

        Cash flows provided by operating activities for the period ended March 31, 2002 were $0.6 million, an increase of $3.4 million from $2.8 million used in 2001. This increase reflects primarily the timing of payments from our corporate collaborations. Cash flows used in investing activities for the period ended March 31, 2002 were $0.1 million compared to a use of cash of $21.1 million in the same period of 2001. The principal reason for this change was our purchase of our facility and the adjacent lot in Woburn, Massachusetts for $20.5 million in March 2001. Cash flows generated from financing activities for the period ended March 31, 2002 decreased $17.0 million to $1.7 million used in 2002 from $15.3 million generated in 2001. In March 2001, we borrowed $16.0 million from Fleet to finance our facility and land purchase.

        We expect that our available cash and marketable securities, together with operating revenues and investment income will be sufficient to finance our working capital and capital requirements for the next several years. We have been cash flow positive from operations for three consecutive years, and coupled with our existing cash and marketable securities, we believe that even without additional funding we would have sufficient funds to operate for at least the next several years. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from public or private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms. Our contractual obligations as of March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flows have not changed materially, except for the lease described in Note 5 above, since December 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure to market risk.

        Our use of derivative financial instruments is limited to the utilization of two interest rate swap agreements. Settlement accounting is used for these interest rate swaps, whereby amounts to be paid or received under the interest rate swap agreements are accrued as interest rates changes and are recognized as an adjustment in interest expense.

        See notes 2 and 9 to the consolidated financial statements in our 2001 Annual Report on Form 10-K filed March 27, 2002 for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 2002 due to the short-term maturities of these instruments.

ArQule, Inc.

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

        This information as set forth in Note 7 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 2 - 5—None.

Item 6(a)—Exhibits:

Exhibits	Description
10.40	Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed herewith.

Item 6(b)—Reports on Form 8-K—None

ArQule, Inc.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.
Date: May 15, 2002	/s/ DAVID C. HASTINGS David C. Hastings (Vice President, Chief Financial Officer and Treasurer)

ArQule, Inc.

Exhibit Index

Exhibit No.	Description

Item 6(a)—Exhibits:
10.40	Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed herewith.

QuickLinks

ArQule, Inc. Quarter Ended March 31, 2002 Table of Contents
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
ArQule, Inc.
Signatures
Exhibit Index