Form 10-Q
period 2002-06-30
ARQULE INC
filed 2002-08-09
CIK 1019695

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File No. 000-21429

ArQule, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	04-3221586 (I.R.S. Employer Identification Number)

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

        Number of shares outstanding of the registrant's Common Stock as of August 9, 2002:

Common Stock, par value $.01	21,231,434 shares outstanding

ArQule, Inc.
Quarter Ended June 30, 2002

        This report contains forward-looking statements reflecting management's current expectations regarding the Company's future performance. These statements can generally be identified by the use of forward-looking words such as "believe," "expect," "plan," "intend," "may," "will," "should," "anticipate," or similar words and phrases. Forward-looking statements reflect management's current expectations, which are based on certain assumptions regarding revenue growth and profitability, the progress of product development efforts under collaborative agreements, execution of new collaborative agreements, development of technology invented in-house and acquired from Camitro Corporation and elsewhere, and other factors relating to the Company's growth. Such expectations may not materialize. Actual results could differ materially from those anticipated if, among other things, product development efforts are delayed or suspended, negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect. For a complete description of risks and uncertainties that may cause actual results to differ materially from management's current expectations, please refer to the Company's annual report on Form 10-K filed on March 27, 2002. ArQule will not update any forward-looking statements to reflect events or circumstances that occur after the date of that report, except as may be required by law.

ArQule, Inc.
Consolidated Balance Sheet (Unaudited)
(In thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$70,192	$43,260
Marketable securities	15,807	51,070
Accounts receivable	1,589	1,772
Accounts receivable—related party	—	820
Inventory	724	625
Prepaid expenses and other current assets	2,158	1,440

Total current assets	90,470	98,987
Property and equipment, net	53,725	54,018
Non-current marketable securities	3,355	3,672
Intangible assets	18,824	20,511
Goodwill	25,889	25,889
Other assets	5,281	5,398

	$197,544	$208,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,896	$7,515
Current portion of long-term debt	7,500	7,500
Deferred revenue	12,100	14,494
Deferred revenue related party	263	113

Total current liabilities	26,759	29,622

Long term debt	7,950	11,700
Deferred revenue	6,429	414

Total liabilities	41,138	41,736

Stockholders' Equity:
Common stock, $0.01 par value; 50,000,000 Shares authorized; 21,230,305 and 21,116,419 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	212	211
Additional paid-in capital	243,427	242,776
Accumulated deficit	(85,013)	(71,710)
Deferred compensation	(2,210)	(4,509)
Accumulated other comprehensive income	(10)	(29)

Total stockholders' equity	156,406	166,739

	$197,544	$208,475

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Compound development revenue	$15,981	$12,476	$29,233	$24,761
Compound development revenue—related parties	250	1,196	966	2,852

Total revenue	16,231	13,672	30,199	27,613

Costs and expenses
Cost of revenue	8,599	5,037	16,655	9,230
Cost of revenue—related parties	200	1,644	420	3,982
Research and development	8,165	6,854	16,371	12,742
Marketing, general and administrative	3,160	3,074	6,824	5,594
Stock-based compensation	480	1,925	2,190	3,241
Amortization of intangibles	843	1,210	1,687	1,426
Amortization of goodwill	—	711	—	1,776
In-process research and development	—	—	—	18,000

Total costs and expenses	21,447	20,455	44,147	55,991

Loss from operations	(5,216)	(6,783)	(13,948)	(28,378)
Net investment income	288	662	644	2,001

Net loss	$(4,928)	$(6,121)	$(13,304)	$(26,377)

Basic and diluted loss per share	$(0.23)	$(0.31)	$(0.63)	$(1.35)

Weighted average common shares outstanding —Basic and diluted	21,155	20,030	21,123	19,548

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,304)	$(26,377)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,796	4,126
Amortization of deferred compensation	2,299	3,404
Amortization of goodwill and purchased intangibles	1,687	3,202
Purchase of in-process research and development	—	18,000
Changes in operating assets and liabilities:
Accounts receivable	1,003	(412)
Inventory	(99)	(119)
Prepaid expenses and other current assets	(718)	(89)
Other assets	117	1,657
Accounts payable and accrued expenses	(619)	(3,093)
Deferred revenue	3,772	(2,413)

Net cash used in operating activities	(1,066)	(2,114)

Cash flows from investing activities:
Purchases of available-for-sale securities	(15,695)	(23,962)
Proceeds from sale or maturity of available-for-sale marketable securities	51,244	27,186
Acquisitions, net of cash acquired	—	(1,598)
Purchase of property and equipment	(4,503)	(24,035)

Net cash provided by (used in) investing activities	31,046	(22,409)

Cash flows from financing activities:
Principal payments of capital lease obligation	—	(1,179)
Borrowings of long term debt	—	16,000
Principal repayments of long-term debt	(3,750)	(3,750)
Proceeds from issuance of common stock	652	982

Net cash provided by (used in) financing activities	(3,098)	12,053

Effect of foreign exchange rates on cash and cash equivalents	50	—

Net increase (decrease) in cash and cash equivalents	26,932	(12,470)
Cash and cash equivalents, beginning of period	43,260	86,079

Cash and cash equivalents, end of period	$70,192	$73,609

Supplemental disclosure of non-cash activity:

        Net assets and liabilities assumed in Camitro acquisition, see Note 4.

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Nature of Operations

        ArQule, Inc. ("ArQule" or the "Company") is engaged in the discovery, development and production of novel chemical compounds primarily for the pharmaceutical and biotechnology industries. The Company's operations are focused on the integration of high throughput automated chemistry, structure-guided rational drug design, computational and predictive models of drug-like compound characteristics and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development and product development candidates. The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, included, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with government regulations.

2.
Basis of Presentation

        The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes related thereto for the year ended December 31, 2001 included in ArQule's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.
New Accounting Pronouncement

        The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets ("SFAS 142"), in January 2002. Prior to the adoption, the carrying amount of goodwill was $25.9 million. The Company has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002. The fair value of the reporting unit was determined using the Company's market capitalization as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. If ArQule did not implement the provisions of FAS 142 for goodwill, amortization expense for the three and six months ended June 30, 2002 would have been $1.1 million and $2.2 million, respectively. Pursuant to FAS 142, ArQule will test for goodwill impairment at least annually and record an impairment charge if required.

4.
Camitro Corporation

        On January 29, 2001, ArQule acquired Camitro Corporation; a privately held predictive modeling company based in Menlo Park, California in a transaction accounted for as a purchase business combination. The merger transaction was valued at $84.3 million based on the Company's share price on the measurement date for the merger. Approximately $18 million of the purchase price represents the estimated fair value of the purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to IPR&D technology reflected the fair value of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADME models at the time of the merger.

5.
Redwood City Lease

        In connection with ArQule's acquisition of Camitro Corporation on January 29, 2001, ArQule assumed Camitro's existing lease for approximately 25,000 square feet of office space in Menlo Park, California, which will expire on September 30, 2002. Prior to expiration, the Company has the option to renew this lease for a term of 18 months, which the Company has elected not to exercise. The Company's lease payments are $46,282 per month. Effective March 2002, the Company entered into an eight-year lease with Pacific Shores Centers LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. The Company expects to take occupancy in September 2002. The base lease payment, the first of which will be made in September 2002, will be approximately $75,823 per month, subject to annual escalation provisions. ArQule has the option to renew for an additional three-year term at the greater of the September 2010 rental rate or the then fair market value.

6.
Loss Per Share

        The computation of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 4,005,799 and 3,130,297 shares of common stock were not included in the June 30, 2002 and June 30, 2001 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7.
Contingencies

        ArQule leases approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is utilized for the Pfizer collaboration. The Company leases these facilities from Cummings Properties, LLC ("Cummings") under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to three sublease agreements.

        On August 1, 2001, Cummings significantly raised ArQule's rent on the lease that expires July 30, 2006. The Company believes this increase to be in excess of rates that are permissible under the lease agreement. Accordingly, on January 16, 2001, the Company brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, the Company is paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. The Company has accrued the difference between its estimate of market rates rent and amounts due under the subleases for the leased space not occupied. If the amount of rent the Company must pay is in excess of its current estimate of market rents, the Company will need to recognize additional expense.

ArQule, Inc.
Management's Discussion and Analysis of Financial Condition
and Results of Operation

OVERVIEW

        ArQule, Inc. ("ArQule" or the "Company") is engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical and biotechnology industries. The Company primarily manufactures arrays of synthesized compounds for delivery to its customers for use in lead compound generation and lead compound optimization activities. In addition, the Company has established a number of joint drug discovery programs with biotechnology companies and academic institutions, and is pursuing a limited number of its own internal drug discovery programs.

        ArQule primarily generates revenue through its collaborative agreements for production and delivery of compound arrays and other research and development services. Under some of these collaborative agreements, the Company is also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, the Company has received two milestone payments and no royalty payments. In addition, the Company has not yet realized any significant revenue from its joint discovery programs with biotechnology companies and academic institutions, or from its internal drug discovery programs. While the Company expects revenue to increase in 2002 from increased production and services provided from under the collaboration agreement with Pfizer, Inc. discussed below, its financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate. See the discussion of the Company's revenue recognition policy in the Critical Accounting Policies contained in the Company's annual report on Form 10-K filed on March 27, 2002.

        The Company will continue to invest in technologies that enhance and expand its capabilities in drug discovery. These continued investments in technology are intended to enhance the novelty, diversity, and medical relevance of its compound arrays and to augment the power and scope of its chemistry and predictive modeling capabilities. In addition to investments in technology, the Company may invest in internal lead optimization programs with the goal of delivering clinical candidates. Investments of this nature may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

        The Company has incurred a cumulative net loss of $85 million from inception through June 30, 2002. Losses have resulted principally from costs incurred in research and development activities related to efforts to develop technologies and from the associated administrative costs required to support those efforts. While the Company was profitable in fiscal year 2000, it was not profitable in 2001 and does not expect to be profitable in 2002. The Company's ability to achieve sustained profitability is dependent on a number of factors, including its ability to perform pursuant to collaborations at the expected cost, its ability to expand or continue existing collaborations, the timing of additional investments in technology and the realization of value from the development and commercialization of products in which it has an economic interest, all of which are difficult to predict.

RESULTS OF OPERATIONS

        Three months ("Q2") and six months ended June 30, 2002 and 2001

Revenue

			increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Revenue	$16.2	$13.7	$2.5	19%
For the six months ended June 30:
Revenue	$30.2	$27.6	$2.6	9%

        Total revenue in Q2 2002 was $16.2 million, an increase of $2.5 million, or 19%, from $13.7 million in Q2 2001. For the six months ended June 30, 2002, total revenue was $30.2 million, an increase of $2.6 million, or 9%, from $27.6 million in the same period one year ago. The increases are due to increased Custom Array library revenues from the new Pfizer, Inc. agreement, partially offset by decreases in revenue from Wyeth, Bayer AG, Johnson and Johnson and Sankyo.

Cost of revenue/Gross margin percentage of revenue

			Increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Cost of revenue	$8.8	$6.7	$2.1	32%

Gross margin % of revenue	45.8%	51.1%

For the six months ended June 30:
Cost of revenue	$17.1	$13.2	$3.9	29%

Gross margin % of revenue	43.5%	52.2%

        Cost of revenue for Q2 2002 was $8.8 million, an increase of $2.1 million, or 32%, from $6.7 million in Q2 2001. Cost of revenue for the six months ended June 30, 2002 was $17.1 million, an increase of $3.9 million, or 29%, from $13.2 million in the same period last year. The increases reflect the net increases in revenue in each period, in addition to the increased cost related to the expanded Pfizer, Inc. collaboration.

        Gross margin as a percentage of revenue decreased from 51.1% in Q2 last year to 45.8% in Q2 2002, and from 52.2% for the six months ended June 30, 2001 to 43.5% for the same period in 2002. The decreases in gross margin percentage reflect the increased costs related to the Pfizer, Inc. and Bayer AG collaborations.

Research and development

			Increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Research and development	$8.2	$6.9	$1.3	19%
For the six months ended June 30:
Research and development	$16.4	$12.7	$3.7	28%

        Research and development expenses increased to $8.2 million in Q2 2002 from $6.9 million in Q2 2001, an increase of $1.3 million, or 19%. Research and development expense for the six months ended June 30, 2002 was $16.4 million, an increase of $3.7 million, or 28%, from $12.7 million in the same period one year ago. The increase is the result of the ongoing efforts to augment and enhance the Company's chemistry, predictive and computational modeling capabilities and related proprietary technologies. The Company devoted additional personnel and resources to the integration and refinement of the respective technologies in order to advance forward the objective of a fully integrated drug development platform.

Marketing, general and administrative

			increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Marketing, general and administrative	$3.2	$3.1	$0.1	3%
For the six months ended June 30:
Marketing, general and administrative	$6.8	$5.6	$1.2	22%

        Marketing, general and administrative expense was $3.2 million in Q2 2002 versus $3.1 million in Q2 2001. For the six months ended June 30, 2002, marketing, general and administrative expense was $6.8 million, an increase of $1.2 million, or 22% from $5.6 million during the same period last year. The increase for the six months ended June 30, 2002 versus the same period in 2001 is primarily due to increased support and infrastructure costs, including personnel.

Merger related charges

			increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Merger related charges	$1.3	$3.8	$(2.5)	(66%)
For the six months ended June 30:
Merger related charges	$3.9	$24.4	$(20.5)	(84%)

        Merger related charges relate to the acquisition of Camitro Corporation in Q1 2001 and include stock-based compensation charges, intangible assets and goodwill amortization and the one-time write-off of in-process research and development. Merger related charges in Q2 2002, decreased $2.5 million from $3.8 million in Q2 2001 to $1.3 million in Q2 2002. The decrease is attributed to decreases in stock-based compensation charges resulting from forfeitures of unvested restricted common shares issued in connection with the acquisition, and to the Company's adoption of SFAS 142 in January 2002 which obviated the periodic recording of goodwill amortization charges in 2002. For the six months ended June 30, 2002, merger related charges were $3.9 million compared to $24.4 million in the same period last year, a decrease of $20.5 million. The decrease reflects the one-time charge of $18.0 million in Q1 2001 for in-process research and development in addition to the reductions in stock-based compensation charges and goodwill amortization noted above.

Net investment income

			increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Net investment income	$0.3	$0.7	$(0.4)	(56%)
For the six months ended June 30:
Net investment income	$0.6	$2.0	$(1.4)	(68%)

        Net investment income in Q2 2002 was $288,000 versus $662,000 in Q2 2001, a decrease of $374,000, or 56%. Net Investment Income for the six months ended June 30, 2002 was $644,000 versus $2.0 million in the same period of 2001, a decrease of $1.4 million, or 68%. The decrease is due to reduced interest income on the Company's portfolio of cash, cash equivalents and marketable securities due to lower principal balances and lower average short-term interest rates, partially offset by lower interest expense associated with the Company's long-term debt resulting from lower outstanding principal balances.

Net loss

			increase/(decrease)
	2002	2001	$	%
		(in millions)
For the three months ended June 30:
Net loss	$4.9	$6.1	$(1.2)	(19%)
For the six months ended June 30:
Net loss	$13.3	$26.4	$(13.1)	(50%)

        The Company's net loss in Q2 2002 was $4.9 million, versus a net loss of $6.1 million in Q2 2001, an improvement of $1.2 million, or 19%. For the six months ended June 30, 2002, the Company incurred a net loss of $13.3 million versus a net loss of $26.4 million during the same period last year, an improvement of $13.1 million or 50%. The improvements were primarily driven by the reductions merger related charges which more than offset the Company's continued investments in research and development and associated support and infrastructure costs.

LIQUIDITY AND CAPITAL RESOURCES

			Increase/(Decrease)
	June, 30 2002	December 31, 2001
			$	%
		(in millions)
Cash, cash equivalent, and marketable securities	$89.4	$98.0	$(8.6)	(9%)
Working capital	$63.7	$69.4	$(5.7)	(8%)

        At June 30, 2002 the Company held cash, cash equivalents, and marketable securities of $89.4 million compared to $98.0 million at December 31, 2001. Working capital at June 30, 2002 was $63.7 million, compared to $69.4 million at December 31, 2001. The Company has historically funded operations through sales of common stock, payments from corporate collaborators, and bank financing.

        Cash and cash equivalents used in operating activities was $1.1 million for the six months ended June 30, 2002 and was comprised of a net loss excluding non-cash charges of $4.6 million, offset by net changes in working capital of $3.5 million, primarily related to the timing of payment from corporate collaborations.

        Cash and cash equivalents provided by investing activities was $31.0 million for the six months ended June 30, 2002, resulting from net proceeds from the sale or maturity of available-for-sale marketable securities of $35.5 million, partially offset by capital expenditures of $4.5 million.

        Cash and cash equivalents used in financing activities was $3.1 million in the six months ended June 30, 2002, resulting from principal payments on long-term debt of $3.8 million, offset by proceeds from the issuance of common stock of $652,000.

        The Company's investment profile for cash, cash equivalents and marketable securities investments will change frequently as a result of the Company's constant evaluation of conditions in financial markets and the timing of specific investments.

        The Company expects that its available cash and marketable securities, together with operating revenues and investment income, will be sufficient to finance working capital and capital requirements for the next several years, even without additional funding. The Company's cash requirements may vary materially from those now planned depending upon the results of the Company's drug discovery and development strategies, the Company's ability to enter into any additional corporate collaboration in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. The Company cannot guarantee that it will be able to obtain additional customers for its products and services, or that such products and services will produce revenues adequate to fund operating expenses. If the Company experiences increased losses, it may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms. The Company's contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flows have not changed materially since December 31, 2001, except for the lease described in note 5 above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company owns financial instruments that are sensitive to market risk as part of its investment portfolio. The Company's investment portfolio is used to preserve its capital until it is used to fund operations, including its research and development activities. None of these market-risk sensitive instruments is held for trading purposes. The Company invests its cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. The investment portfolio includes only marketable securities with active secondary or resale markets to help ensure liquidity. The Company has implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, the Company does not believe it has material exposure to market risk from its financial investments.

        The Company's use of derivative financial instruments is limited to the utilization of two interest rate swap agreements. Settlement accounting is used for these interest rate swaps, whereby amounts to be paid or received under the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment in interest expense.

        See notes 2 and 9 to the consolidated financial statements in ArQule's 2001 Annual Report on Form 10-K filed March 27, 2002 for a description of the use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at June 30, 2002 due to the short-term maturities of these instruments.

ArQule, Inc.

PART II—OTHER INFORMATION

Item 1—Legal Proceeding.

        This information as set forth in Note 7 of "Notes to Consolidated Financial Statements," appearing in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 2—Changes in Securities and Use of Proceeds. None.

Item 3—Defaults Upon Senior Securities. None.

Item 4—Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 16, 2002, the Company's stockholders voted as follows:

  (a)
  To elect Dr. Michael Rosenblatt to serve as a director of the Company until the annual meeting of stockholders in 2005 and until his successor is elected and qualified or until his earlier resignation or removal:

For	Withheld
17,653,929	186,004

        The proposal received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Dr. Rosenblatt was elected to the Board of Directors.

  (b)
  To approve an amendment to the Company's Amended and Restated 1994 Equity Incentive Plan to increase the number of shares of common stock that may be issued under the Plan by 1,000,000 shares from 6,700,000 to 7,700,000.

For	Against	Abstain
6,382,538	5,239,140	29,914

        The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

  (c)
  To approve an amendment to the Company's Amended and Restated 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of the Company's common stock as to which awards may be granted under such Plan by 200,000 shares to 720,000 shares.

For	Against	Abstain
10,866,646	767,201	17,744

        The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

  (d)
  To approve an amendment to the Company's Amended and Restated 1996 Director Stock Option Plan to increase the aggregate number of shares of the Company's common stock as to which awards may be granted under such Plan by 100,000 shares to 290,500 shares.

For	Against	Abstain
7,228,464	4,374,877	48,250

        The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

        The Company received 6,188,342 broker non-votes with respect to each of the proposals "(b)", "(c)" and "(d)". Broker non-votes are proxies solicited by brokers that do not indicate a vote for one or more proposals because the brokers do not have discretionary voting authority and have not received instructions from the beneficial owners on how to vote on such proposals.

        The directors whose term of office continued after the Annual Meeting are: Laura Avakian, Timothy C. Barabe, Werner Cautreels, Ariel Elia (Chairman), Tuan Ha-Ngoc, and Stephen A. Hill.

Item 5—Other Information. None.

Item 6(a)—Exhibits:

Exhibits	Description
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation
10.41	Consulting Agreement between the Company and Michael Rosenblatt, M.D. dated May 1, 2002.
99.1	Certificate of the Chief Executive and Chief Financial Officers.

Item 6(b)—Reports on Form 8-K. None.

ArQule, Inc.
SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.
Date: August 9, 2002	By:	/s/ DAVID C. HASTINGS David C. Hastings (Vice President, Chief Financial Officer and Treasurer)

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
ArQule, Inc. Quarter Ended June 30, 2002
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
ArQule, Inc. SIGNATURES