Form 10-Q
period 2002-09-30
ARQULE INC
filed 2002-11-13
CIK 1019695

Use these links to rapidly review the document
ArQule, Inc. Quarter Ended September 30, 2002 Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002                        Commission File No. 000-21429

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

        Number of shares outstanding of the registrant's Common Stock as of November 4, 2002:

Common Stock, par value $.01	21,366,868 shares outstanding

ArQule, Inc.

Quarter Ended September 30, 2002

Table of Contents

This report contains forward-looking statements reflecting management's current expectations regarding the Company's future performance. These statements can generally be identified by the use of forward-looking words such as "believe," "expect," "plan," "intend," "may," "will," "should," "anticipate," or similar words and phrases. Forward-looking statements reflect management's current expectations, which are based on certain assumptions regarding revenue growth and profitability, the progress of product development efforts under collaborative agreements, execution of new collaborative agreements, development of technology invented in-house and acquired from acquisitions and third parties, and other factors relating to the Company's growth. Such expectations may not materialize. Actual results could differ materially from those anticipated if, among other things, product development efforts are delayed or suspended, negotiations with potential collaborators are delayed or unsuccessful, or if other assumptions prove to be incorrect. For a complete description of risks and uncertainties that may cause actual results to differ materially from management's current expectations, please refer to the Company's annual report on Form 10-K filed on March 27, 2002. ArQule will not update any forward-looking statements to reflect events or circumstances that occur after the date of that report, except as may be required by law.

ArQule, Inc.

Consolidated Balance Sheet (Unaudited)

(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$66,504	$43,260
Marketable securities	16,044	51,070
Accounts receivable	2,632	1,772
Accounts receivable—related party	—	820
Prepaid expenses and other current assets	2,664	2,065

Total current assets	87,844	98,987
Property and equipment, net	54,113	54,018
Non-current marketable securities	2,624	3,672
Intangible assets	17,981	20,511
Goodwill	25,889	25,889
Other assets	5,296	5,398

	$193,747	$208,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,595	$7,515
Current portion of long-term debt	7,383	7,500
Deferred revenue	11,574	14,494
Deferred revenue related party	263	113

Total current liabilities	25,815	29,622

Long term debt	7,814	11,700
Deferred revenue	8,411	414

Total liabilities	42,040	41,736

Stockholders' Equity:
Common stock, $0.01 par value; 50,000,000 Shares authorized; 21,275,648 and 21,116,419 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	213	211
Additional paid-in capital	243,653	242,776
Accumulated deficit	(90,483)	(71,710)
Deferred compensation	(1,722)	(4,509)
Accumulated other comprehensive income	46	(29)

Total stockholders' equity	151,707	166,739

	$193,747	$208,475

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Compound development revenue	$15,959	$13,203	$45,192	$37,964
Compound development revenue—related parties	500	1,131	1,466	3,983

Total revenue	16,459	14,334	46,658	41,947

Costs and expenses
Cost of revenue	9,164	6,348	25,818	15,578
Cost of revenue—related parties	200	1,418	620	5,400
Research and development	8,064	7,759	24,434	20,501
Marketing, general and administrative	3,444	3,065	10,268	8,659
Stock-based compensation	468	1,867	2,660	5,108
Amortization of intangibles	845	854	2,530	2,280
Amortization of goodwill	—	1,077	—	2,853
In-process research and development	—	—	—	18,000

Total costs and expenses	22,185	22,388	66,330	78,379

Loss from operations	(5,726)	(8,054)	(19,672)	(36,432)
Net investment income	258	515	902	2,516

Net loss	$(5,468)	$(7,539)	$(18,770)	$(33,916)

Basic and diluted loss per share	$(0.26)	$(0.37)	$(0.89)	$(1.72)

Weighted average common shares outstanding—
Basic and diluted	21,205	20,123	21,156	19,755

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,770)	$(33,916)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,295	6,474
Amortization of deferred compensation	2,787	5,290
Amortization of goodwill and purchased intangibles	2,530	5,134
Purchase of in-process research and development	—	18,000
Changes in operating assets and liabilities:
Accounts receivable	(42)	2,300
Prepaid expenses and other current assets	(599)	(42)
Other assets	100	1,656
Accounts payable and accrued expenses	(920)	(2,634)
Deferred revenue	5,227	627

Net cash provided by (used in) operating activities	(2,392)	2,889

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,968)	(30,468)
Proceeds from sale or maturity of available-for-sale marketable securities	54,036	32,220
Investment in technology	—	(5,000)
Acquisitions, net of cash acquired	—	(1,598)
Purchase of property and equipment	(7,340)	(26,834)

Net cash provided by (used in) investing activities	28,728	(31,680)

Cash flows from financing activities:
Principal payments of capital lease obligation	—	(1,179)
Borrowings of long term debt	1,622	16,000
Principal repayments of long-term debt	(5,625)	(5,137)
Proceeds from issuance of common stock	879	1,082

Net cash provided by (used in) financing activities	(3,124)	10,766

Effect of foreign exchange rates on cash and cash equivalents	32	—
Net increase (decrease) in cash and cash equivalents	23,244	(18,025)
Cash and cash equivalents, beginning of period	43,260	86,079

Cash and cash equivalents, end of period	$66,504	$68,054

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

2. Basis of Presentation

        The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes related thereto for the year ended December 31, 2001 included in ArQule's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002. The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3. New Accounting Pronouncement

        The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets ("SFAS 142"), in January 2002. Prior to the adoption, the carrying amount of goodwill was $25.9 million. The Company has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002 and the annual impairment assessment as of July 1, 2002. The fair value of the reporting unit was determined using the Company's market capitalization as of January 2, 2002 as adjusted by a control premium. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. If ArQule did not implement the provisions of SFAS 142 for goodwill, amortization expense for the three and nine months ended September 30, 2002 would have been $1.1 million and $3.3 million respectively. Pursuant to SFAS 142, ArQule will test for goodwill impairment at least annually by comparing the fair market value of the reporting unit, as determined by market capitalization, to its net asset value. If the Company's stock price, and therefore market capitalization, remains depressed for a sustained period of time the Company may be required to recognize a non-cash impairment charge for all, or a portion of, the current $25.9 million carrying value of goodwill.

        The following table presents the proforma impact SFAS 142 would have had on the Company's net loss and net loss per share had the standard been in effect for the three months and nine months ended September 30, 2001:

	Three months ended September 30, 2001			Nine months ended September 30, 2001
	As reported	Goodwill amortization adjustment	Proforma	As reported	Goodwill amortization adjustment	Proforma
Net loss ($000s)	$(7,539)	$1,077	$(6,462)	$(33,916)	$2,853	$(31,063)
Net loss per common share	$(0.37)	$0.05	$(0.32)	$(1.72)	$0.15	$(1.57)

4. Camitro Corporation

        On January 29, 2001, ArQule acquired Camitro Corporation; a privately held predictive modeling company based in Menlo Park, California in a transaction accounted for as a purchase business combination. The transaction was valued at $84.3 million based on the Company's share price on the measurement date for the acquisition. Approximately $18 million of the purchase price represents the estimated fair value of the purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to IPR&D technology reflected the fair value of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADME models at the time of the merger. Effective September 30, 2002, Camitro Corporation was merged into the Company creating a single corporate entity.

5. Debt

        On September 28, 2002, the Company amended its existing loan agreement with Fleet National Bank to allow for additional borrowing of up to $2.5 million to finance the build-out associated with its new leased facility in Redwood City, California. The incremental new borrowing is termed the "Facility Three Term Loan." Principal payments on the Facility Three Term Loan will be made in 36 monthly installments commencing on April 30, 2003. Interest payments will be made monthly in arrears beginning on the first day of the month following commencement of this agreement, and interest accrued at the rate of LIBOR plus 175 basis points, which was 3.56% on September 30, 2002. As of September 30, 2002, the Company had borrowed $1.6 million against the Facility Three Term Loan.

6. Redwood City Lease

        In connection with ArQule's acquisition of Camitro Corporation on January 29, 2001, ArQule assumed Camitro's existing lease for approximately 25,000 square feet of office space in Menlo Park, California, which expired on September 30, 2002. The Company's lease payments were $46,282 per month. Effective March 2002, the Company entered into an eight-year lease with Pacific Shores Centers LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. The Company took occupancy in September 2002. Each base lease payment, the first of which was due and made in September 2002, is $75,823 per month, subject to annual escalation provisions.

7. Lease Commitments

        The Company's future minimum lease commitments in all locations under non-cancelable operating leases for facilities and equipment as of September 30, 2002 are as follows ($000's):

Remainder of 2002	$658
2003	2,664
2004	2,574
2005	2,613
2006	1,843
2007	1,099
Thereafter	2,533

Total minimum lease payments	$13,984

8. Loss Per Share

        The computation of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 4,080,380 and 3,356,587 shares of common stock were not included in the September 30, 2002 and September 30, 2001 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

9. Contingencies

Medford Lease

        ArQule leases approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. The Company leases these facilities from Cummings Properties, LLC ("Cummings") under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

        On August 1, 2001, Cummings significantly raised ArQule's rent on the lease that expires July 30, 2006. The Company believes this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, the Company brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, the Company is paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If the Company is unsuccessful in its claim against Cummings and must pay all or a portion of the rental expense increase currently proposed by Cummings it may be required to record an additional expense of up to approximately $1.4 million to record the difference between its contractual rental payments and contractual subcontract rental income over the remaining period of the lease.

Investment

        In July 2001, the Company purchased an 8% ownership share in a privately-held proteomics company ("Investment") for $5 million. The Company is accounting for the Investment under the cost method since the Company does not exert significant influence in the Investment. ArQule assesses its investments for impairment each quarter, and if an investment is other than temporarily impaired, ArQule will write the investment down to its fair value and record a corresponding impairment charge. The Investment is included in "other assets" in the Consolidated Balance Sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

        ArQule, Inc. ("ArQule" or the "Company") is engaged in the production and development of novel chemical compounds with commercial potential in the pharmaceutical and biotechnology industries. The Company primarily manufactures arrays of synthesized compounds for delivery to its customers for use in lead compound generation and lead compound optimization activities. In addition, the Company has established a number of joint drug discovery programs with biotechnology companies, and is pursuing a limited number of its own internal drug discovery programs.

        ArQule primarily generates revenue through its collaborative agreements for production and delivery of compound arrays and other research and development services. Under some of these collaborative agreements, the Company is also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, the Company has received three milestone payments and no royalty payments. In addition, the Company has not yet realized any significant revenue from its joint discovery programs with biotechnology companies, or from its internal drug discovery programs. While the Company expects revenue to increase in 2002 from increased production and services provided under the collaboration agreement with Pfizer, Inc. discussed below, its financial performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on expanding or continuing existing collaborations, entering into additional corporate collaborations, receiving future milestones and royalty payments, and realizing value from ongoing drug discovery programs, all of which are difficult to anticipate. See the discussion of the Company's revenue recognition policy in the Critical Accounting Policies contained in the Company's annual report on Form 10-K filed on March 27, 2002.

        The Company will continue to invest in technologies that enhance and expand its capabilities in drug discovery. These continued investments in technology are intended to enhance the novelty, diversity, and medical relevance of its compound arrays and to augment the power and scope of its chemistry and predictive modeling capabilities. In addition to investments in technology, the Company may invest in internal drug discovery programs with the goal of delivering clinical candidates. Investments of this nature may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

        The Company has incurred a cumulative net loss of $90 million from inception through September 30, 2002. Losses have resulted principally from costs incurred in research and development activities related to efforts to develop technologies and from the associated administrative costs required to support those efforts. While the Company was profitable in fiscal year 2000, it was not profitable in 2001 and does not expect to be profitable in 2002 or 2003. The Company's ability to achieve sustained profitability is dependent on a number of factors, including its ability to perform pursuant to collaborations at the expected cost, its ability to expand or continue existing collaborations, the timing of additional investments in technology and the realization of value from the development and commercialization of products in which it has an economic interest, all of which are difficult to predict.

RESULTS OF OPERATIONS

        Three months ("Q3") and nine months ended September 30, 2002 and 2001.

Revenue

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Revenue	$16.5	$14.3	$2.1	15%
For the nine months ended September 30:
Revenue	$46.7	$41.9	$4.7	11%

        Total revenue in Q3 2002 was $16.5 million, an increase of $2.1 million, or 15%, from $14.3 million in Q3 2001. For the nine months ended September 30, 2002, total revenue was $46.7 million, an increase of $4.7 million, or 11%, from $41.9 million in the same period one year ago. The increases are primarily due to increased Custom Array library revenues from the expanded Pfizer, Inc. agreement, partially offset by reductions in revenue from Wyeth, Bayer AG, Johnson and Johnson, Solvay and Sankyo.

Cost of revenue/Gross margin percentage of revenue

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Cost of revenue	$9.4	$7.8	$1.6	21%

Gross margin % of revenue	43.1%	45.8%

For the nine months ended September 30:
Cost of revenue	$26.4	$21.0	$5.5	26%

Gross margin % of revenue	43.3%	50.0%

        Cost of revenue for Q3 2002 was $9.4 million, an increase of $1.6 million, or 21%, from $7.8 million in Q3 2001. Cost of revenue for the nine months ended September 30, 2002 was $26.4 million, an increase of $5.5 million, or 26%, from $21.0 million in the same period last year. The increases reflect the net increases in revenue in each period, in addition to increased costs for personnel and materials necessary to satisfy the expanded Pfizer, Inc. collaboration.

        Gross margin as a percentage of revenue decreased from 45.8% in Q3 last year to 43.1% in Q3 2002, and from 50.0% for the nine months ended September 30, 2001 to 43.3% for the same period in 2002. The decreases in gross margin percentage reflect the increased costs related to the Pfizer, Inc. and Bayer AG collaborations.

Research and development

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Research and development	$8.1	$7.8	$0.3	4%
For the nine months ended September 30:
Research and development	$24.4	$20.5	$3.9	19%

        Research and development expenses increased to $8.1 million in Q3 2002 from $7.8 million in Q3 2001, an increase of $0.3 million, or 4%. Research and development expense for the nine months ended September 30, 2002 was $24.4 million, an increase of $3.9 million, or 19%, from $20.5 million in the same period one year ago. The increase is the result of the ongoing efforts to augment and enhance the Company's chemistry, predictive and computational modeling capabilities and related proprietary technologies. The Company devoted additional personnel and resources to the integration and refinement of the respective technologies in order to advance the objective of a fully integrated drug discovery platform.

Marketing, general and administrative

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Marketing, general and administrative	$3.4	$3.1	$0.4	12%
For the nine months ended September 30:
Marketing, general and administrative	$10.3	$8.7	$1.6	19%

        Marketing, general and administrative expense was $3.4 million in Q3 2002 versus $3.1 million in Q3 2001, an increase of $0.4 million, or 12%. For the nine months ended September 30, 2002, marketing, general and administrative expense was $10.3 million, an increase of $1.6 million, or 19% from $8.7 million during the same period last year. The increase for the nine months ended September 30, 2002 versus the same period in 2001 is primarily due to increased support and infrastructure costs, including personnel.

Merger related charges

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Merger related charges	$1.3	$3.8	$(2.5)	(65%)
For the nine months ended September 30:
Merger related charges	$5.2	$28.2	$(23.1)	(82%)

        Merger related charges relate to the acquisition of Camitro Corporation in Q1 2001 and include stock-based compensation charges, intangible asset amortization and, in 2001 only, goodwill amortization and a one-time write-off of in-process research and development. Merger related charges in Q3 2002 decreased $2.5 million from $3.8 million in Q3 2001 to $1.3 million in Q3 2002. The decrease is attributed to decreases in stock-based compensation charges of $1.4 million primarily resulting from forfeitures of unvested restricted common shares issued in connection with the acquisition, and the cessation of goodwill amortization upon the Company's adoption of SFAS 142 in January 2002. For the nine months ended September 30, 2002, merger related charges were $5.2 million compared to $28.2 million in the same period last year, a decrease of $23.1 million. The decrease reflects the one-time charge of $18.0 million in Q1 2001 for in-process research and development, reductions in stock-based compensation charges of $2.4 million resulting primarily from forfeitures of unvested restricted common shares, and the cessation of goodwill amortization noted above.

Net investment income

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Net investment income	$0.3	$0.5	$(0.3)	(50%)
For the nine months ended September 30:
Net investment income	$0.9	$2.5	$(1.6)	(64%)

        Net investment income in Q3 2002 was $258,000 versus $515,000 in Q3 2001, a decrease of $257,000, or 50%. Net investment income for the nine months ended September 30, 2002 was $902,000 versus $2.5 million in the same period of 2001, a decrease of $1.6 million, or 64%. The decrease is due to reduced interest income on the Company's portfolio of cash, cash equivalents and marketable securities due to lower principal balances and lower average short-term interest rates, partially offset by lower interest expense associated with the Company's long-term debt resulting from lower outstanding principal balances.

Net loss

			Increase/(decrease)
	2002	2001	$	%
	(in millions)
For the three months ended September 30:
Net loss	$5.5	$7.5	$(2.1)	(27%)
For the nine months ended September 30:
Net loss	$18.8	$33.9	$(15.1)	(45%)

        The Company's net loss in Q3 2002 was $5.5 million, versus a net loss of $7.5 million in Q3 2001, an improvement of $2.1 million, or 27%. For the nine months ended September 30, 2002, the Company incurred a net loss of $18.8 million versus a net loss of $33.9 million during the same period last year, an improvement of $15.1 million or 45%. The improvements were primarily driven by the reductions in merger related charges which more than offset the Company's continued investments in research and development and associated support and infrastructure costs.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase/(Decrease)
	2002	2001	$	%
	(in millions)
Cash, cash equivalent, and marketable securities	$85.2	$98.0	$(12.8)	(13%)
Working capital	$61.6	$69.4	$(7.7)	(11%)

        At September 30, 2002 the Company held cash, cash equivalents, and marketable securities of $85.2 million compared to $98.0 million at December 31, 2001. Working capital at September 30, 2002 was $61.6 million, compared to $69.4 million at December 31, 2001. The Company has historically funded operations through sales of common stock, payments from corporate collaborators, and bank financing.

        Cash and cash equivalents used in operating activities was $2.4 million for the nine months ended September 30, 2002 and was comprised of a net loss, excluding non-cash charges, of $6.5 million, offset by net changes in working capital of $4.1 million, primarily related to the timing of payment from corporate collaborations.

        Cash and cash equivalents provided by investing activities was $28.7 million for the nine months ended September 30, 2002, resulting from net proceeds from the sale or maturity of available-for-sale marketable securities of $36.1 million, partially offset by capital expenditures of $7.3 million.

        Cash and cash equivalents used in financing activities was $3.2 million in the nine months ended September 30, 2002, resulting from principal payments on long-term debt of $5.6 million, offset by additional borrowing of long-term debt of $1.6 million and proceeds from the issuance of common stock of $844,000, pursuant to the exercise of common stock options.

        On September 28, 2002, the Company amended its existing loan agreement with Fleet National Bank to allow for additional borrowing of up to $2.5 million to finance the build-out associated with its new leased facility in Redwood City, California. The incremental new borrowing is termed the "Facility Three Term Loan." Principal payments on Facility Three Term Loan will be made in 36 monthly installments commencing on April 30, 2003. Interest payments will be made monthly in arrears beginning on the first day of the month following commencement of this agreement, and interest accrued at the rate of LIBOR plus 175 basis points. As of September 30, 2002, the Company had borrowed $1.6 million against the Facility Three Term Loan.

        The Company anticipates its investment profile for cash, cash equivalents and marketable securities investments will change frequently as a result of the Company's constant evaluation of conditions in financial markets and the timing of specific investments.

        The Company expects that its available cash and marketable securities, together with operating revenues and investment income, will be sufficient to finance working capital and capital requirements for the next several years, even without additional funding. The Company's cash requirements may vary materially from those now planned depending upon the results of the Company's drug discovery and development strategies, the Company's ability to enter into any additional corporate collaboration in the future and the terms of such collaborations, the results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. The Company cannot guarantee that it will be able to obtain additional customers for its products and services, or that such products and services will produce revenues adequate to fund operating expenses. If the Company experiences increased losses, it may have to seek additional financing from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms. The

Company's contractual obligations as of September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flows have not changed materially since December 31, 2001, except for the lease described in note 6 above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets ("SFAS 142"), in January 2002. Prior to the adoption, the carrying amount of goodwill was $25.9 million. The Company has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002 and the annual impairment assessment as of July 1, 2002. The fair value of the reporting unit was determined using the Company's market capitalization as of January 2, 2002 as adjusted by a control premium. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Pursuant to SFAS 142, ArQule will test for goodwill impairment at least annually by comparing the fair market value of the reporting unit, as determined by market capitalization, to its net asset value. If the Company's stock price, and therefore market capitalization, remains depressed for a sustained period of time the Company may be required to recognize a non-cash impairment charge for all, or a portion of, the current $25.9 million carrying value of goodwill.

        See notes 2 and 9 to the consolidated financial statements in ArQule's 2001 Annual Report on Form 10-K filed March 27, 2002 for a description of the use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at September 30, 2002 due to the short-term maturities of these instruments.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on the evaluation, the President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of the evaluation.

ArQule, Inc.

PART II—OTHER INFORMATION

Item 1—Legal Proceeding.

        This information as set forth in Note 6 of "Notes to Consolidated Financial Statements," appearing in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 2—Changes in Securities and Use of Proceeds. None.

Item 3—Defaults Upon Senior Securities. None.

Item 4—Submission of Matters to a Vote of Security Holders. None.

Item 5—Other Information. None.

Item 6(a)—Exhibits:

Exhibits	Description
10.24.6	Amendment to Mortgage between Fleet National Bank and the Company dated September 28, 2002
10.24.7	Second Loan Modification Agreement between Fleet National Bank and the Company dated September 28, 2002.
10.24.8	Security Agreement between Fleet National Bank and the Company dated September 28, 2002
99.1	Certificate of the Chief Executive and Chief Financial Officers.

Item 6(b)—Reports on Form 8-K. None.

ArQule, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.
DATE: NOVEMBER 13, 2002	/s/ DAVID C. HASTINGS David C. Hastings (Vice President, Chief Financial Officer and Treasurer)

CERTIFICATIONS

I, Stephen A. Hill, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of ArQule, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report             financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ STEPHEN A. HILL Stephen A. Hill President and Chief Executive Officer

CERTIFICATIONS

I, David C. Hastings, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of ArQule, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report             financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DAVID C. HASTINGS David C. Hastings Vice President, Chief Financial Officer and Treasurer