Form 10-K
period 2002-12-31
ARQULE INC
filed 2003-03-31
CIK 1019695

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002    COMMISSION FILE NUMBER: 000-21429

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
 COMMON STOCK, $.01 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2002 was: $142,535,828.

        There were 23,325,962 shares of the registrant's Common Stock outstanding as of March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 21, 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission not later that 120 days after the registrant's fiscal year end of December 31, 2002, are incorporated by reference into Parts II and III of the Form 10-K.

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

        This Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward-looking statements or from historical performance due to numerous risks and uncertainties that exist in ArQule's operations, development efforts and the business environment, including without limitation: the ability to transition successfully from chemistry services to drug discovery, to satisfy milestones, and to deliver compounds to corporate collaborators; the ability to predict consistently and successfully absorption, distribution, metabolic, elimination and toxicological (ADMET) properties and to design small molecules that possess drug-like characteristics; the progress of product research and development activities and projected expenditures; the ability to enter into future collaborations with pharmaceutical and biotechnology companies; and difficulties and costs associated with the integration of the acquired businesses and the risks and uncertainties described this document. The forward-looking statements contained herein represent the judgment of ArQule as of the date of this Form 10-K. ArQule disclaims any intent or obligation to update any forward-looking statement except to the extent required by law.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

        Our company was incorporated in Delaware in 1993, and completed a public offering in 1996. Since inception, we have primarily provided fee-based services to pharmaceutical companies and biotechnology companies, using our chemistry based technology and expertise to attract collaborators.

        While we continue to provide high quality fee-based services to our collaborators, we are now using our experience to create small molecules that possess drug-like characteristics prior to pre-clinical development and thus may have greater potential to become medicines than molecules that have not been optimized but merely demonstrate activity toward biological targets. We refer to our molecules with drug-like characteristics as Optimal Chemical Entities ("OCEs"). We strive to increase the efficiency of the drug discovery process and the quality of its results compared with the current industry standard. As we make the transition to drug discovery on our own, we expect to continue to perform services for our clients, but also to keep or share rights in promising compounds that could become medicines.

        Presently we have an early-stage pre-clinical pipeline of product candidates. To accelerate our opportunities in drug discovery and development we are pursuing a strategy to obtain a clinical portfolio of therapeutic compounds. This could include in-licensing opportunities, acquisitions or internally building in-house biological or therapeutic scientific expertise in a focused area.

        In December 2002, we announced a significant restructuring of our operations. We ceased further development work on our predictive ADMET (absorption, distribution, metabolism, elimination and toxicity) modeling technology platform. As part of our strategy for furthering the development of our ADMET modeling platform we had focused on attempting to sign a significant strategic alliance centered on our predictive modeling tools. We determined in late 2002, after many months of negotiation, that we could not secure a mutually beneficial alliance with a major pharmaceutical company. The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the elimination of 128 positions, or approximately 31% of our workforce. We believe that taking these actions will allow us to rapidly minimize our technology development expenditures while preserving cash for our internal drug discovery programs and other strategic initiatives focused on accelerating our transition to a drug discovery and development company.

        We are focused on our long-term strategy of developing what we believe will be an efficient drug discovery approach using our expertise in chemistry, intelligent design and parallel processes. We use computer models to design, analyze and screen compounds for desired characteristics. We also use processing equipment that can analyze and produce large numbers of compounds quickly and sophisticated computer software to collect and analyze research data. We also have what we believe is an experienced and highly qualified scientific and management team that can apply our platform to produce quality compounds that have attributes of medicines.

        In the long term, we hope to build our platform and experience to allow us to:

  •
  design and discover compounds with optimal drug-like characteristics;

  •
  increase the likelihood of success during clinical development;

  •
  ameliorate product development challenges previously thought too costly or otherwise impractical to resolve using traditional chemistry methods;

  •
  produce significant drug development cost reductions; and

  •
  recover earlier research and development expenses for successful drugs.

How the Drug Discovery Process Has Traditionally Been Conducted

        Drugs are typically chemical compounds that affect the biological activity associated with particular diseases to achieve a desired beneficial effect. Drug discovery and development is the process of creating and evaluating compounds for the safe and effective treatment of human disease. The drug discovery process historically has taken 12 to 15 years from original concept to market introduction of a drug at an average cost in excess of $800 million.

        In order to understand ArQule's approach to drug discovery, one must first understand the traditional drug discovery process:

        Identification and Validation of Biological Targets.    Scientists study how a disease works and identify those mechanisms, called targets, that are most integral to that disease. These targets are then "validated" by determining whether altering the function of a target is likely to have a therapeutic effect.

        Generation of Lead Compounds.    Large collections of chemical compounds are tested to determine whether they react with a biological target. The likelihood of finding a compound that reacts with a target (a "hit") is increased to the extent that the compounds in these collections are selected ahead of time for their potential to react with that particular target. From among the compounds registering a hit, scientists choose a "lead compound", i.e., a compound that exhibits a profile consistent with a clinically effective drug including potency, selectivity and efficacy suitable for additional testing as a precursor to Good Laboratory Practices ("GLP") Safety/Toxicology studies in anticipation of preclinical drug development. The compound's absorption, distribution, metabolism and elimination ("ADME") characteristics are also important factors in the selection process.

        Optimization of Leads.    Once a lead compound is identified, its drug-like characteristics must be refined ("optimized") with the goal of producing a drug candidate for animal and human testing. Traditionally, medicinal chemists analyze a lead compound's structure and use their experience to suggest changes and create variations (or analogs) of the lead compound that might produce the desired result for potency or other desirable drug characteristics. Because changes to a compound's structure that enhance one desired feature may impair other features, scientists must make and test hundreds of analogs of a lead compound to find one suitable for use in clinical testing.

        This process is long, expensive and risky because it is conducted in single sequential steps using trial and error methods. Drug candidates developed in this manner typically have a 90% failure rate through clinical testing, after significant investment of time and money.

        Laboratory, Animal and Human Testing.    Lead compounds chosen as drug candidates are tested first in the laboratory and in animals (pre-clinical) and then, if promising, in humans (clinical) for both safety and effectiveness. Data collected in these tests are ultimately submitted to government authorities in order to obtain approval to market the compound as a commercial medicine.

How Our Approach Could Improve the Drug Discovery Process and Benefit Us

        Our approach is intended to:

  •
  Begin with well-validated, publicly available targets or proprietary targets obtained from third parties.

  •
  Generate lead compounds by producing collections of compounds (1) tailored to react with the particular target being tested and (2) selected for favorable drug-like characteristics.

  •
  Use computational computer models to optimize multiple characteristics of lead compounds at the same time.

        In addition we may accelerate our drug discovery and development efforts by seeking to in-license or acquire clinical compounds and build in-house expertise in a specific therapeutic area or target class.

        Many of our techniques are performed in a computer-based environment without producing a single compound, reducing the need for manual methods that are more labor, cost and time intensive.

        Using our technology and our experience, we intend to discover and develop several drug candidates from the pre-clinical testing phase through Phase I or Phase II clinical testing. We then expect to out-license or sell our drug candidates to pharmaceutical companies for completion of clinical testing and commercialization. We believe that by striking this balance at the proper time, we will be able to obtain the maximum risk-adjusted return on our investment in these potential drugs.

        We believe our overall approach to drug development presents a significant market opportunity for several reasons:

        The Market for Small Molecule Drugs is Large.    Most prescription medicines are—and we believe will continue to be—small molecules. Approximately 88% of the top 200 prescription drugs, based on worldwide sales in 2001, are compounds described as small molecules. Small molecules can be made into pills that can be readily swallowed. In addition, small molecule drugs have a low production cost as compared to other therapeutic agents because they are easier to make, store and ship. Other therapeutic agents, such as proteins and antibodies, are more difficult to administer—requiring, for example, injections. They are also more costly to manufacture than small molecules.

        The Market for Chemistry Expertise Is Expanding.    We believe that the current bottleneck in the drug discovery process for small molecule drugs is at the stages of lead generation and lead optimization of lead compounds, when expertise in chemical design, synthesis and production is most critical. While the revolution in genomics has resulted in the identification of a large number of possible biological targets of disease, finding drugs to react with these targets remains slow, expensive and risky. For these reasons, we believe that access to chemistry expertise to identify and produce small molecules is essential to any small molecule drug developer. We have designed our technology platform and business strategy to meet what we believe is the need for improved productivity and reduced risk in these chemistry stages of the drug discovery process.

        Drugs With the Best Drug-Like Characteristics Have Larger Markets.    In our view, a drug that has the best set of drug-like characteristics for its indication (i.e., one that is the most effective and has the fewest side effects) will ultimately generate the most revenue in its category, even if it is not the first to become available on the market. An example of this is Pfizer's cholesterol-lowering drug Lipitor (Atorvastatin), which is by far the best selling drug in its category despite being introduced years after its closest competitors. Thus, if we are able to generate drug candidates that have the best possible set of drug-like characteristics, we believe we are strengthening the competitive advantage of the candidate.

        We Believe Pharmaceutical and Biotech Companies Need Our Expertise.    While chemistry might be considered a strength of the largest pharmaceutical companies, in our opinion we are witnessing a trend towards outsourcing to the best chemistry companies. We believe that pharmaceutical companies have collaborated with us because of our expertise in library design and high throughput automated chemistry as well as our concentration of chemistry talent. Other pharmaceutical companies may partner with us because they believe that due to our focus, ArQule is in a position to provide value to their early stage discovery efforts particularly in lead generation and lead optimization.

        We Believe We Have Technology and Personnel Advantages Over Our Competitors.    Although we have several competitors who focus on the chemistry aspects of drug discovery, we do not believe that any possess the particular combination of technology included in our platform. We believe our computer modeling and parallel testing capabilities provide a competitive advantage over the industry standard techniques. We also believe these assets will enable drug developers (including ourselves) to identify the optimal small molecule for a given target from the enormous number of molecules that could possibly be produced.

        We believe it would take any competitor several years, (assuming it would be possible to work around our proprietary technology), to duplicate our technology platform and process.

ArQule's Technology Platform

        Our drug discovery platform has three major functional components:

  •
  Compound Analysis and Design: computer- and laboratory-based testing methods to help us analyze the drug-like characteristics of compounds and design collections of compounds with those desirable characteristics;

  •
  Parallel Testing: computer and laboratory-based methods to test and optimize for multiple drug-like characteristics simultaneously; and

  •
  Rapid Production: a system for the fast, automated production of large volumes of high-quality compounds.

        We apply these components to compound production lead generation and lead optimization.

        Computational Modeling.    We have developed various computer-based and laboratory based models that help us analyze the drug-like characteristics of chemical compounds before they are produced. While standard optimization methods test variations of compounds by hand in single, sequential steps, our scientists simulate and evaluate in a computer-based environment multiple drug characteristics early in the discovery process. We believe this approach will improve the efficiency and reduce the risk of current methods by allowing deficient compounds to be identified and eliminated early in the process.

        In addition, we have developed an integrated information system that enables us to gather and apply data from our lead generation activities on an ongoing basis. We use that data to increase the efficiency of the drug discovery process, and to design compounds based on a growing knowledge of the structure and activity of molecular components.

        Lead Generation.    In the "lead generation" stage of the discovery process, our scientists use ArQule's technology to analyze the structure of a given validated biological target in order to determine the attributes that a compound must have in order to have an effect on the target. Using this information, our scientists design collections of compounds that they believe are most likely to react favorably with the target. These compound collections are then tested against the target to identify which series of compounds actually have an effect. Additional assays are implemented to validate the target pathway (in animal studies) and assess the ADMET properties (both in vitro and in vivo). We believe that this method ultimately will generate more lead compounds faster and at lower cost than standard techniques that involve testing vast collections of compounds on a comparatively random basis.

        Lead Optimization.    Our scientists also use our technology for the "lead optimization" stage of the discovery process to design and select the version of a given lead compound that has the most advantageous set of drug-like characteristics possible. The chemical make-up or structure of a compound is a key determinant of its potency, specificity, dosing regimen and side effect profile when used as a medicine. Deficiencies in the drug-like characteristics of a compound (including its ADME characteristics and its toxicity in the body) account for 30-40% of failures during early drug development and the vast majority for warnings of adverse drug-drug interaction and dosing restrictions for marketed therapeutics.

        High Speed Production of Compounds.    To support both our lead generation and lead optimization technologies, we rely on our "automated molecular assembly plant" (which we call AMAP) system. Once we have determined the structure for a compound, we are able to produce it, purify it and verify its structural information through automated high-speed parallel production. Our system is capable of producing thousands of compounds per day, each in milligram quantities adequate for multiple tests.

Our Business Strategy for Using Our Experience and Technology in Our New Business Focus

        In addition to our commitment to our current chemistry-based services business, our goal is to apply our chemistry experience, expertise and unique technology platform to transition ArQule to a drug discovery company. Our strategy includes focusing our drug discovery and development efforts in a specific biological or therapeutic area in order to successfully apply our core chemistry on internal drug discovery programs.

        We also plan to apply our lead generation and optimization expertise and technology to internal drug discovery efforts in order to advance our own lead compounds with the aim of out-licensing or selling drug candidates upon completion of Phase I or Phase II clinical trials.

        Pursuant to existing agreements, we have a solid revenue generating chemistry service business that generates cash flow that we reinvest in our drug discovery activities, which will facilitate the execution of our business strategy. This revenue generating business focuses on the design and production of chemical compound collections. We are an established market leader in the production of diverse collections of chemical compounds using automated high throughput technology-and computational design tools.

COLLABORATIONS

  Pharmaceutical Collaborations

        Pfizer.    Our largest collaboration is with Pfizer, Inc. Since the inception of this relationship in 1999, we have managed and staffed a facility that produces collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement ("new agreement"). With this expansion Pfizer and ArQule scientists work more closely on idea generation and library design. Pfizer has also committed to undertake one lead optimization program with ArQule and has direct access to our library design tools on a non-exclusive basis.

        If our relationship with Pfizer is successful, we could earn up to $345 million over the term of the contract. As of March 1, 2003, we have received $132.1 million from Pfizer since inception of this relationship in 1999. As of March 1, 2003, we have received $52.6 million since we expanded this contract in December 2001. Pfizer made a $10 million equity investment in our company in December 2001 and made another $5 million equity investment based on our achieving 2002 production goals in March 2003. Pfizer may make additional investments totaling $3 million depending on the achievement of certain delivery milestones. Although Pfizer owns all rights in compounds produced pursuant to the collaboration, the activities we perform on behalf of Pfizer allow us to enhance and validate our high-throughput compound production techniques as applied to lead generation. Pfizer may terminate the new agreement after four years from its inception for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.

        In addition, we have collaborations with the following companies:

        Bayer.    In October 1999, we entered into a three-year collaboration with Bayer AG to produce large collections of compounds designed exclusively for Bayer in accordance with its specifications. We refer to such collections as Custom Array libraries. In December 2002, we extended the production period until September 30, 2003. Bayer will own all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3 million upfront payment and will receive up to an additional $27 million during the term of the agreement for delivery and success fees. As of March 1, 2003, we have received $26.8 million under this agreement. Bayer will pay no milestones or royalties to us on compounds that they develop and market.

        Sankyo.    In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping Array Program. The program involved a large collection of compounds provided on a non-exclusive basis to several pharmaceutical companies as a tool to discover new lead compounds. Sankyo also committed to a minimum number of Directed Array Programs during the term of the agreement. In April 2001, we extended our agreement with Sankyo through June 2004 to include access to the Compass Array libraries, which are a subset of the Mapping Arrays, in addition to continuing to use our Directed Array Program, which involves a target-focused library. The total value of the extended agreement is up to $14.8 million in committed payments of which, as of March 1, 2003, we have received $13.3 million. To date, we have not received any milestone or royalty payments under this agreement.

        Solvay.    In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Array and Directed Array Programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals, B.V., which became effective on January 1, 2001. The amended agreement extends the collaboration through December 31, 2003. Under the amended agreement, Solvay receives our Compass Array libraries and continues to access our Directed Array Programs. We received a total of $18.1 million under the original agreement. Solvay is committed to make additional payments totaling $2.5 million under the amended agreement. As of March 1, 2003, we have received $20.6 million under these agreements. Solvay must also make additional payments if we achieve certain development milestones and pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments; however, one of our compounds is in preclinical development with Solvay. In connection with the original collaboration, signed in November 1995, an affiliate of Solvay, Physica B.V., made a $7 million equity investment in ArQule.

        GlaxoSmithKline.    In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline received access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. GlaxoSmithKline elected to terminate the agreement in November 2002, before the end of the five-year term. As of March 1, 2003, we have received $1.5 million under this collaboration. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.

        Pharmacia.    We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array Programs for use in the development of agrochemicals. In January 2000, we expanded this collaboration to cover life science applications, including pharmaceutical use by Monsanto's G.D. Searle division, and extended the term until December 2002. We also agreed to provide Monsanto with Compass Array and Mapping Array libraries through 2001 and Compass Array libraries only through December 2002. In addition, we converted the Monsanto agrochemical Directed Array Program into a credit for pharmaceutical lead optimization services. Pharmacia has made payments totaling $12.7 million under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. On June 30, 2000, in connection with the merger between Monsanto and Pharmacia, we replaced our existing collaboration agreement with a new collaboration agreement with G.D. Searle & Co., a division of Pharmacia. The financial terms of the new agreement are substantially the same as the prior agreement. However, we expanded the scope of the agreement to enable Pharmacia and its affiliates to screen our compounds, which may result in milestone and royalty payments in the future. In March 2002, we entered into a one-year technical access agreement with Pharmacia Corporation which granted Pharmacia non-exclusive access to our proprietary ADMET simulation technology. In March 2003, we extended the technical access agreement to June 30, 2003 and gave Pharmacia an option to extend it an additional three months.

        Wyeth Pharmaceuticals.    In July 1997, we entered into a four and one half year agreement with Wyeth Pharmaceuticals ("Wyeth"). Under this agreement, Wyeth subscribed to our Mapping Array and Directed Array Programs. We discontinued our Mapping Array Program as of 2002, and as a consequence and in agreement with Wyeth, we did not renew our collaboration. Wyeth has continuing rights to screen the compounds from the Mapping and Directed Array Programs and continuing obligations to pay us development milestones and royalties from the sales of products resulting from compounds we shipped during the collaboration. Wyeth has selected a compound from the Directed Array Program for its development pipeline and, on October 8, 2002 made a milestone payment to us in connection therewith. As of March 1, 2003 we have received $26.4 million under this agreement.

        Johnson & Johnson.    In December 1998, we entered into a three-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array Program. We discontinued our Mapping Array Program as of 2002, and, as a consequence and in agreement with R.W. Johnson, we did not renew our collaboration. As of March 1, 2003, we have received $9.0 million under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments.

  Biotechnology Collaborations

        Genome Therapeutics Corporation.    On October 17, 2000, we entered into a collaborative drug discovery agreement with Genome Therapeutics Corporation to discover and develop anti-infective drug candidates. Under the agreement, we screened and optimized compounds against a significant number of proprietary validated anti-infective targets which Genome Therapeutics has derived from its PathoGenome™ Database. In July 2002, Genome Therapeutics Corporation nominated two anti-infective lead compound series for optimization arising out of its collaboration with us. By screening our chemical compounds against genomic targets identified by Genome Therapeutics, the companies were able to identify several novel small molecule compound series.

        In July 2002, we decided to cease our efforts in this collaboration in order to focus on our wholly-owned drug discovery programs. As a result we and Genome Therapeutics have restructured our business relationship. The companies agreed upon a method for allocation of the intellectual property and other results of our collective efforts. Each company will take full operational and financial responsibility for advancing through optimization and clinical development the respective lead compounds it selects, if any. In addition, each of the parties will share in future milestone, royalty and up-front payments resulting from the out-licensing of clinical candidates or later stage compounds.

        ACADIA Pharmaceuticals.    On December 18, 2000, ArQule and ACADIA Pharmaceuticals entered into a drug discovery collaboration. Under the agreement, ACADIA combined its functional genomics platform with ArQule's Parallel Track Drug Discovery Program to discover novel small-molecule drug candidates directed at individual G-protein coupled receptor (GPCR) targets. The companies shared intellectual property resulting from the collaboration. Under the agreement, the companies will share any revenues resulting from the commercialization of joint drug discovery programs. In addition to these joint drug discovery programs, each company will receive exclusive rights to certain compounds that the companies have decided not to develop in a joint drug discovery program, subject to a royalty payment to the other party. In July 2002, we decided to cease our efforts on this collaboration in order to focus on our internal drug discovery programs.

Internal Drug Discovery Programs

        In addition to our revenue generating business, we have ongoing internal drug discovery efforts. We plan to base each of our discovery programs on a well-validated target obtained from a public source or a third party. We will then proceed with lead generation and optimization using our computational modeling, parallel testing and rapid production technologies. The goal of each of our programs will be to identify the lead compound that has the best possible drug-like characteristics for use against the target, thus giving it the greatest likelihood of success through the clinical trial process. In order to capture the greatest value from any drug candidates we develop, we plan to take our candidates though Phase I or, possibly, Phase II clinical trials prior to out-licensing or selling them.

        We have existing discovery programs that use our integrated technology platform. These consist of wholly-owned programs focused on kinase and ion channel target classes. To date, these programs have served primarily as test vehicles to assist in the validation of our technology platform. We may supplement or replace these programs with other programs that would help accelerate our efforts. We may achieve this goal either by acquiring or in-licensing compounds in pre-clinical or clinical testing.

        p 38 MAP Kinase.    ArQule's Kinase Program began with the creation of a biased library against a panel of kinase targets. Kinases, or phosphokinases, are enzymes that act as a catalyst in the transfer of phosphate from adenosine triphosphate to another molecule, releasing energy used by the body. Kinases are also involved in intracellular signaling. As such, kinases are biological targets in a number of therapeutic approaches. In the first half of 2002, our effort focused on identifying inhibitors of p38 alpha and was expanded, with the support of SignalGene's chemotype-shifting technology, to pursue alternative strategies to generate leads based upon known inhibitors. In each of these tracks, ArQule used predictive ADME models, which directed synthetic efforts toward specific areas of chemical space and resulted in the identification of eight lead series. Several of these series have demonstrated cellular activity with good selectivity for p38 alpha. ArQule has selected five advanced leads, on which we plan to begin preliminary animal testing shortly.

        Ion Channels.    Like the Kinase Program, the ion channel program began with a biased library approach against nine ion channel screens. Ion channels are large membrane proteins that form pores through the plasma membranes of cells so that ions (positively or negatively charged atoms) can pass through the membrane. Ion channels are named for the ion they allow to pass through. Channels open in reaction to a number of stimuli including chemical compounds such as the ones we produce as part of our Ion Channel Program. The ions that pass through serve as an electronic intracellular signal. Consequently, like kinases, ion channels are an important biological target. ArQule is focusing on calcium N-type channel blockers for neuropathic pain. We have identified three chemical series from which we are profiling compounds in various in vitro assays. We intend to select one series for lead optimization.

        In addition to our early stage pre-clinical programs, we plan to continue our transition and fulfill our mission to be recognized as a drug discovery and development organization. We expect to accomplish this goal through acquisition, in-licensing or internally developing in-house expertise in a focused therapeutic area or target class.

PATENTS AND PROPRIETARY RIGHTS

        As of March 1, 2003, we had eighteen issued or allowed U.S. utility patents, one issued U.S. design patent, seven granted foreign patents, and numerous patent applications in the U.S. and other countries. As needed, we obtain rights under patents through licenses. We depend, in part, on these patents to protect our technology and products. We also rely upon our trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require all of our employees and consultants to sign confidentiality agreements. Employees and consultants involved in scientific and technical endeavors also sign invention assignment agreements. We intend these confidentiality and assignment agreements to protect our proprietary information by controlling the disclosure and use of technology to which we have rights. These agreements also provide that we will own all the proprietary technology developed at ArQule or developed using our resources.

        The terms "ArQule", "Directed Array", and "Mapping Array" are trademarks of ArQule that are registered in the U.S. Patent and Trademark Office. The terms "AMAP", "ArQule Reactor", "Compass Array", "Custom Array", "MapMaker", "Optimal Chemical Entities", "OCEs" "Parallel Track", and "PrepQule" are trademarks of ArQule.

COMPETITION

        The biotechnology industry is highly competitive. Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical development both as chemistry services providers or as integrated drug discovery companies. We face competition in several areas of the drug-discovery and chemistry services businesses, including:

  •
  obtaining well validated targets for further research purposes;

  •
  designing and producing chemical compound collections for lead generation;

  •
  identifying and optimizing potential lead compounds; and

  •
  developing and protecting our proprietary technology to maintain our position as an industry leader.

        ArQule competes with the research departments of pharmaceutical companies, biotechnology companies and chemistry service companies such as Pharmcopeia, Inc., Albany Molecular Research, Inc., Evotec OAI, and Discovery Partners International, Inc. We also compete with academic and scientific institutions, governmental agencies and public and private research organizations.

        In addition, our competitors include other chemistry based drug discovery companies such as Array BioPharma, Vertex Pharmaceuticals and Sepracor Inc. Some of these competitors have greater financial and human resources and more experience in research and development than ArQule. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators. In addition to competition for customers, these companies and institutions also compete with ArQule in recruiting and retaining highly qualified scientific and management personnel.

        Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies are developing in-house combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds and computational chemistry skills, which represent a significant potential market for our products and services.

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

        ArQule anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. Our processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of ArQule's competitors or new approaches or technology developed by our competitors may be more effective than those developed by ArQule.

        There can be no assurance that ArQule's competitors will not develop more effective or more affordable technology or products, or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATION

        Our research and development processes involve the controlled use of hazardous materials and controlled substances. Although we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products, the license or sale of our products is not subject to significant government regulation. Our future profitability, however, depends on our collaborators selling pharmaceuticals and other products developed from our compounds that may be subject to government regulation.

        Virtually all pharmaceutical and biotechnology products developed by our collaborative partners will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply to our collaborative partners vary depending on the nature of their products. In particular, human pharmaceutical products and biologics are subject to rigorous preclinical and clinical testing requirements and other prerequisites to approval by the FDA (for products sold in the United States) and by foreign regulatory authorities (for products sold outside the United States). Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, labeling, storage, distribution, record keeping and promotion of these products. The process of obtaining these approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations is time consuming and requires substantial resources.

        Generally, in order to gain FDA approval, a company first must conduct pre-clinical studies in the laboratory and in animals to gain preliminary information on a compound's efficacy and to identify any toxicity and safety problems. The results of these studies are submitted as a part of an Application for an Investigational New Drug ("IND") that the FDA must review before human clinical trials of an investigational drug can start. The FDA may require compliance with GLPs in support of the IND. The FDA may refuse to permit human clinical trials to begin or may put a "hold" on ongoing human clinical trials at later stages. The FDA also requires compliance with current Good Manufacturing Practices ("GMPs"), in producing the investigational new drug for use in such clinical trials.

        In order to commercialize any products, we or our collaborators will be required to sponsor and file an IND and will be responsible for initiating and overseeing all regulated development studies (both preclinical and clinical) to demonstrate the safety and efficacy that are necessary to obtain FDA approval. In the United States, clinical trials are normally done in three phases and generally have a duration of several years, but may take longer to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new pharmaceutical, we or our collaborator will be required to file a New Drug Application, or NDA, and receive FDA approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort. Approval of NDAs submitted to the FDA can take several years.

        Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. If and when the FDA approves any of our or our collaborators' products under development, the manufacture and marketing of these products will be subject to continuing regulation, including GMP compliance, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Later discovery of previously unknown safety or effectiveness problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

        For marketing outside the United States, we or our partners will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products and biologics. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

        As of March 1, 2003, we employed 298 people, 279 in Woburn and Medford, Massachusetts and 19 in Cambridge, United Kingdom. As of March 31, 2003, the Cambridge U.K. facility will be closed, and we will no longer have any United Kingdom based employees. Of the remaining 279 employees, 71 have Ph.D. degrees. As of March 1, 2003, 202 of our employees were engaged in operations, 69 were engaged in research and development, and 27 were engaged in marketing and general administration. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

ITEM 1A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Set forth below is certain information regarding our current executive officers and directors, including their respective ages, as of March 1, 2003:

NAME	AGE	POSITION
Dr. Stephen A. Hill	44	President, Chief Executive Officer and a Director
Andrew C. G. Uprichard	45	Vice President and Chief Operating Officer
David C. Hastings	41	Vice President, Chief Financial Officer and Treasurer
J. David Jacobs, J.D.	41	Vice President, Legal, General Counsel and Secretary
Michael Rosenblatt, M.D.	55	Director
Werner Cautreels, Ph.D.	50	Director
Laura Avakian	57	Director
Tuan Ha-Ngoc	50	Director
Ariel Elia	68	Director (Chairman of the Board)
Timothy C. Barabe	49	Director
Patrick J. Zenner	56	Director

        STEPHEN A. HILL, M.D.    Stephen A. Hill, B.M., B.Ch., M.A., F.R.C.S. has served as our President, CEO and as a director since April 1999. Prior to his employment with us, from 1997, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. He joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions there, including that of Medical Director, with responsibility for clinical trials of compounds across a broad range of therapeutic areas, including those of CNS, HIV, cardiovascular, metabolic, and oncology products. Dr. Hill also served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the global regulatory submissions for seven major new chemical entities. He also was a member of Roche's Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to joining Roche, Dr. Hill served for seven years with the National Health Service in the United Kingdom, in General and Orthopedic Surgery. Dr. Hill serves on the Board of Directors of Akceli Corporation. Dr. Hill is a Fellow of the Royal College of Surgeons of England, and holds his scientific and medical degrees from St. Catherine's College at Oxford University.

        ANDREW C.G. UPRICHARD, M.D., F.A.C.P., F.R.C.P.    Andrew C. G. Uprichard, M.D., F.A.C.P., F.R.C.P., joined ArQule as Vice President and Chief Operating Officer in July 2002. Dr. Uprichard has an extensive background in discovery research and development in the biopharmaceutical industry. Prior to joining ArQule, Dr. Uprichard served for two years as Chief Operating Officer at Curis, Inc. For the preceding 11 years, Dr. Uprichard held numerous management positions at Parke-Davis/Warner-Lambert (now part of Pfizer) in pharmaceutical research, where his experience—spanning drug discovery, preclinical and clinical development—included the oversight of a number of IND filings, which resulted in several commercial drugs. From 1997 to 2000, he was Vice President, Drug Development, from 1994 to 1997 he was Senior Director, Cardiovascular Pharmacology, and from 1989 to 1994, he held various oversight positions in Cardiovascular Clinical Development. In the late 1980s, Dr. Uprichard was a Cardiology and Postdoctoral Fellow at the University of Michigan Medical School. Educated at the University of Edinburgh, Dr. Uprichard is a Member of the Faculty of Pharmaceutical Medicine, a Fellow of the American College of Physicians and a Fellow of the Royal College of Physicians of Edinburgh.

        DAVID C. HASTINGS    David C. Hastings has served as our Vice President, Chief Financial Officer, and Treasurer since February 2000. Prior to his employment with us, Mr. Hastings was Vice President and Corporate Controller at Genzyme, Inc. where he was responsible for the management of the finance department. Prior to his employment with Genzyme, Mr. Hastings was the Director of Finance at Sepracor, Inc. where he was primarily responsible for Sepracor's internal and external reporting. Mr. Hastings is a Certified Public Accountant and received his BA in Economics at the University of Vermont.

        J. DAVID JACOBS, J.D.    J. David Jacobs, J.D. joined ArQule in June 2001 as Vice President, Legal and General Counsel. In July, 2001 he was named Secretary of ArQule. Previously, Mr. Jacobs held the position of Senior Counsel in the Biomedical Services division of the American Red Cross in Washington, D.C. where he was responsible for all matters involving new products, revenue generation, licensing, intellectual property, and mergers and acquisitions. Prior to joining the Red Cross, Mr. Jacobs practiced in the fields of tax and international commercial transactions at the law firms of Kramer, Levin, Nessen & Frankel in New York City and Shimron, Molcho & Persky in Jerusalem. Mr. Jacobs received his J.D. with honors from Columbia Law School, an M.A. with distinction from the Jewish Theological Seminary and a B.A. from Columbia College.

        LAURA AVAKIAN    Laura Avakian has been a director since March 2000. Ms. Avakian is currently and since 1999 has been Vice President for Human Resources for the Massachusetts Institute of Technology where she directs all human resource programs and oversees the institution's Medical Department. Prior to joining MIT, she was Senior Vice President, Human Resources, for Beth Israel Deaconess Medical Center and for its parent corporation CareGroup (1996-1999). She previously served as President of the American Society for Healthcare Human Resources Administration and received the distinguished service award, literature award and chapter leadership award from that society. She received the 1996 Award for Professional Excellence in Human Resources Management from the Society for Human Resource Management. She has also served as editor of the Yearbook of Healthcare Management and authored numerous chapters and articles on human resources management. Ms. Avakian received her BA degree from the University of Missouri at Columbia and her MA degree from Northwestern University.

        TIMOTHY C. BARABE    Timothy C. Barabe has been a director since November 2001. Mr. Barabe has been employed by Novartis AG, one of the world's largest pharmaceutical companies, since April 1982 in various capacities. From 1993 through January 2002 Mr. Barabe was the Chief Financial Officer of CIBA Vision Corp., a subsidiary of Novartis. Since February 2002, Mr. Barabe has been Group Vice President and President, Specialty Lenses of CIBA Vision. Commencing in May 2003, Mr. Barabe will be the Chief Financial Officer of Biochemie GmbH, the generic pharmaceutical subsidiary of Novartis. Since June 1998, Mr. Barabe served as a director of BioCure, Inc., a majority-owned subsidiary of Novartis. Mr. Barabe is a Trustee and Treasurer of Fernbank Natural History Museum. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago.

        WERNER CAUTREELS, PH.D.    Werner Cautreels, Ph.D. has been a director since September 1999. Since May 1998, Dr. Cautreels has been the Global Head of Research and Development of Solvay Pharmaceuticals. Prior to that, Dr. Cautreels was employed by Nycomed Amersham Ltd., Sterling Winthrop, and Sanofi in a variety of positions in Research and Development. Dr. Cautreels received his Ph.D. in Chemistry from University of Antwerp, Belgium.

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

        TUAN HA-NGOC    Tuan Ha-Ngoc is the President and CEO of GenPath Pharmaceuticals, Inc., a biopharmaceutical company. He has 26 years of worldwide experience in the healthcare industry, primarily in the biotechnology sector but also in the pharmaceutical, medical devices, and Information Technology areas. From 1999 to 2002, he was co-founder, President and CEO of deNovis, Inc., an enterprise-scale software development company for the automation of healthcare administrative functions. From 1998 to 1999, he served as Corporate Vice President, Strategic Development for American Home Products Corporation. From 1984 to 1998, he was at Genetics Institute, Inc., as its Executive Vice President responsible for Corporate Development, Commercial Operations, European and Japanese Operations. From 1976 to 1984, he was in various marketing and business positions at Baxter Healthcare, Inc. Mr. Ha-Ngoc received his MBA degree from INSEAD and his Master's degree in Pharmacy at the University of Paris, France. He serves on the Board of Fellows, Harvard School of Dental Medicine, and on the Boards of Directors of Phylos, Inc. and the International Institute of Boston.

        MICHAEL ROSENBLATT, M.D.    Michael Rosenblatt, M.D. has been a director since April 1998. From 1992-1998, Dr. Rosenblatt served as the Robert H. Ebert Professor of Molecular Medicine at the Harvard Medical School, Chief of the Division of Bone and Mineral Metabolism at Beth Israel Hospital, and the director of the Harvard-MIT Division of Health Sciences and Technology. From 1996-1999, he was the executive director of the Carl J. Shapiro Institute for Education and Research at Harvard Medical School and Beth Israel Deaconess Medical Center. From 1996-1999, he was Harvard faculty dean for academic programs at the Beth Israel Deaconess Medical Center. From 1999 - 2001, he was President of Beth Israel Deaconess Medical Center. He currently serves as the George R. Minot Professor of Medicine at Harvard Medical School. Prior to 1992, Dr. Rosenblatt was the Senior Vice President for Research at Merck Research Laboratories, a pharmaceutical company. Dr. Rosenblatt serves as a director of certain privately held companies.

        PATRICK J. ZENNER    Patrick J. Zenner joined ArQule's Board in 2002. A 32-year veteran of the pharmaceutical industry, Patrick Zenner retired in 2001 from the position of president and chief executive officer of Hoffmann-La Roche Inc., North America. Hoffmann-La Roche Inc., (Roche), based in Nutley, N.J., is the prescription drug unit of the Roche Group, a leading research-based health care enterprise that ranks among the world's leaders in pharmaceuticals, diagnostics and vitamins. Long active in industry, academic and civic affairs, Mr. Zenner is immediate past chairman of the HealthCare Institute of New Jersey and served on the Boards of Directors and Executive Committees of the Pharmaceutical Research & Manufacturers of America (PhRMA) and the Biotechnology Industry Organization (BIO). In addition, Mr. Zenner has been a member of numerous associations, including the American Foundation for Pharmaceutical Education, the Health Care Leadership Council and the National Committee for Quality Health Care. Currently, Mr. Zenner serves on the Boards of Trustees of Creighton University and Fairleigh Dickinson University. In addition, Mr. Zenner has recently been elected to the Boards of Directors of CuraGen Corporation, Dendrite International, Praecis Pharmaceuticals Inc., Geron Corporation, Genta Inc., First Horizon Pharmaceutical

Corporation, Xoma Ltd., West Pharmaceutical Services, Exact Sciences, Inc. and Gryphon Therapeutics.

RISKS RELATING TO OUR BUSINESS AND STRATEGY

We may not be able to augment successfully our services-based business with a product-based business.

        Historically we have derived most of our revenues from providing chemistry-based services on a fee-for-service basis. We now seek to use our expertise and technology additionally to discover chemical compounds and develop them into drugs, on our own and in collaboration with partners while continuing to generate service revenue. There are a variety of risks in seeking to do so, including:

  •
  success in developing drugs is highly uncertain;

  •
  revenues, if any, from product sales are years away;

  •
  regulatory and other risks can delay or block product development;

        To shift direction, our management team must work together successfully in areas new to us. Our management team has experience at other companies in drug discovery and development comparable to what we are undertaking, but it has not worked together to do this.

        While we concentrate on expanding our business strategy, there is a risk that we will pay less attention to our original, ongoing business. Furthermore, customers, potential collaborators and others may be unable to recognize and accept our shift in strategy. Also, we may not implement the shift effectively, which may undermine our results even if the strategy, technology and management team work together effectively.

We will not be able to become a successful product company if our integrated technology platform does not enable us to make the drug discovery process more efficient.

        To successfully transition from a services company to a product company, we will use our integrated technology platform in both our internal and collaborative programs. We expect, as advances occur in the technology underlying our integrated platform, that we will need to integrate those advances into our platform to reach our goal of reducing the cost and time incurred by the pharmaceutical industry for developing drug candidates.

        The drug discovery process continuously evolves. To accelerate its pace, as we hope to do, it will be necessary to keep abreast, or ahead, of improvements in discovery technology. In all likelihood, we will gain access to some of these improvements from third parties. For example, we must acquire and integrate considerable additional biology expertise, which has not been a part of our historical chemistry-services business.

        One of the ways we can accelerate the drug discovery process is by identifying potential drug candidates at the earliest stages of the candidate selection process. We have never identified a drug candidate that has been developed into a commercial drug. It is uncertain whether we will be able to make the drug discovery process more efficient to make higher quality drug candidates. Our ability to accelerate the drug discovery process depends on many factors, including the performance and decision-making capabilities of our scientists. Our information-driven technology platform, which we believe enables our scientists to make better decisions, may not enable our scientists to make correct decisions or develop viable drug candidates

        As a general matter, we may not be able to obtain access to all the technology and expertise necessary to implement our strategy. To the extent we decide or are required to obtain technology from third parties, we may not be able to identify appropriate technologies for acquisition, and such technology may not be available on reasonable terms, or at all.

        If we seek to obtain access to potential products or new technologies by acquiring other companies, we may not be able to integrate successfully or profitably manage acquired businesses.

        Our potential products may not become commercial successes and our technologies may not be the optimal ones. In addition, the combination of our business with these businesses may not achieve revenues, net income or loss levels, efficiencies or synergies that justify the acquisitions. The combined company may experience slower rates of growth as compared to our historical rates of growth and of these businesses independently.

        If we cannot acquire and/or effectively integrate necessary technology, our inability to use such technology will delay and could frustrate implementation of our strategy. Additionally, our programs could be delayed and our operating and research and development expenditures could increase beyond anticipated levels.

Our approach and our technology may never result in a commercial drug.

        The discovery and development of drugs is inherently risky and involves a high rate of failure. We spend a significant amount of time and money on internal research and development programs, but we may never create or help create a commercial drug product.

        Our approach to drug discovery and development is to use our current technology (developing and obtaining new technology as necessary) to make the drug discovery process more efficient and less risky. We have not yet created a commercially successful drug using this approach, nor have we proven that our technology and expertise are capable of making any stage of the drug discovery process more efficient or less risky. For example, we have not proven that we can use our computer modeling technology to increase the probability that a chemical compound we discover and develop will become a drug candidate or a commercial drug. If we cannot demonstrate that our approach and technology can result in successful drug products, we may not be able to maintain our existing collaborations, attract additional collaborators or obtain additional funding.

We may not be able to continue collaborations, find new collaborators or successfully form collaborations.

        We must maintain our collaborations and enter into new ones to earn revenue and obtain access to commercialization expertise. The availability of collaborators depends on the willingness of pharmaceutical and biotechnology companies to outsource drug discovery activities. There are only a limited number of large pharmaceutical companies and these companies represent a significant portion of the market for our capabilities. The number could decline further through consolidation. If the number of our potential collaborators declines further, they may be able to negotiate price discounts or other terms unfavorable to us.

        We face significant competition in seeking collaborators, both from other biotechnology companies and from the internal capabilities and compound pipelines of pharmaceutical companies. Our ability to interest such companies in forming research collaborations and co-development and commercialization arrangements with us will be influenced by, among other things:

  •
  the compatibility of our technologies;

  •
  the potential partner's acceptance of our approach to drug discovery;

  •
  the quality and commercial potential of any drug candidate we may succeed in developing; and

  •
  our ability, and collaborators' perceptions of our ability, to achieve intended results in a timely fashion, with acceptable quality and cost.

        Even if we are able to gain the interest of potential partners, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Collaborative opportunities may not be available on commercially acceptable terms and, if formed, may not be commercially successful. If we are unable to form collaborations, we may be unable to develop drug products or successfully market any products we develop, and therefore be unable to generate product revenue.

Our success depends on the efforts of our collaborators, whom we do not and cannot control.

        We depend on our partners to develop and commercialize compounds and drug candidates after Phase I, or possibly Phase II, clinical trials, if not before. Each of our current collaborators has, and we expect that each future collaborator will have, significant discretion in determining the efforts and resources that it will apply to the development and commercialization of compounds and drug candidates covered by its collaboration with us.

We may not successfully enter into additional collaborations that allow us to participate in the future success of our proprietary drug candidates through milestone, royalty and/or license payments, and we may never receive any milestone, royalty, and/or license payments under our current or any future collaborations.

        One of our business strategies is to create our own proprietary drug candidates and to then enter into collaborations for the development of these drug candidates that will allow us to earn milestone, royalty and/or license payments. Our proprietary drug discovery program is in its early stage of development and is unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive milestone, royalty and/or license payments.

        Our collaborations and internal programs may not result in the discovery of potential drug candidates that will be safe and effective. Although we have received milestone payments to date, we may never receive any royalty payments, license fees, or additional milestone payments under our current or any future collaborations. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator's financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. Pharmaceutical products our collaborators develop will require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. These agencies may not approve the products for commercialization despite the substantial time and resources required to obtain approvals and comply with appropriate statutes and regulations. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty, or license payments as expected.

        Any of our collaboration partners may fail to develop or commercialize a compound or product to which they have obtained rights from us for a variety of reasons, including that our partner:

  •
  decides not to devote the necessary resources because of internal constraints or other priorities;

  •
  decides to pursue a competitive potential drug or compound developed outside of our collaborations;

  •
  cannot obtain necessary regulatory approvals; or

  •
  exercises a right to terminate our collaboration.

Our operations could be interrupted by damage to or loss of our facilities.

        We depend upon highly specialized laboratories and equipment in Woburn and Medford, Massachusetts. Catastrophic events, including fires or explosions caused by our chemical synthesis and other drug discovery activities, could damage our laboratories, equipment or inventories of chemical compounds and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events. However, we cannot altogether eliminate the chance that such an event will occur. In addition, our relationship with our landlord in Medford could sour such that our continued occupancy could be put at risk. The availability of laboratory space in Woburn and Medford is extremely limited and rebuilding our facilities would be time consuming and result in substantial delays in fulfilling our agreements with collaborators. We maintain business interruption insurance to cover lost revenue caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential harm to customer relations that our inability to meet our collaborators' needs in a timely manner could create.

We may not be able to recruit and retain the scientists and management we need to compete.

        To succeed, we must attract, retain and motivate highly skilled scientists and management. We compete intensely with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies, and academic and research institutions to recruit scientists. If we cannot hire additional qualified personnel, the workload may increase for both existing and new personnel. The shortage of experienced scientists could lead to increased recruiting, relocation and compensation costs, which may exceed our expectations and resources. These increased costs also may reduce our profit margins and make hiring new scientists impracticable.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

        From time to time we may choose to acquire complementary businesses, products, or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract Company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

RISKS RELATED TO OUR FINANCIAL CONDITION

We may not achieve profitability.

        From our inception in 1993 through 2002, we incurred cumulative losses of approximately $150 million. These losses have resulted principally from the costs of our research activities and enhancements to our technology. We have derived our revenue primarily from:

  •
  license and technology transfer fees for access to our chemical synthesis and production platforms such as transfer of our AMAP technology to Pfizer;

  •
  payments for product deliveries;

  •
  research and development funding paid under our agreements with our collaboration partners; and

  •
  to a limited extent, milestone payments.

        To date, these revenues have generated profits only in 1997 and 2000. We have not realized any revenue from royalties from the sale by any of our collaboration partners of a commercial product developed using our technology. We might never become profitable on a sustained basis.

Our revenue from collaborations is uncertain and not diversified.

        To maintain our current relationships with collaborators and to meet the performance and delivery requirements in our contracts, we must provide drug discovery capabilities at appropriate levels, with acceptable quality and at acceptable cost. Our ability to deliver the drug discovery capabilities we want to offer to our collaborators is limited by many factors, including the difficulty of the chemistry, the lack of predictability in the scientific process and the shortage of qualified scientific personnel. In particular, a large portion of our revenue depends on producing collections of high quality chemical compounds, which requires a high rate of production. Some of our collaborators can influence when we provide our drug discovery capabilities under their contracts, which could increase our current contractual commitments to provide chemical compounds even further. If we are unable to increase or maintain our current rate of compound synthesis to meet our existing or future contractual commitments, it may result in delayed or lost revenue, loss of collaborations and/or failure to expand our existing relationships.

        Also, at present we depend largely on collaboration arrangements for our revenue and cannot be sure whether our collaborations will succeed or whether we will realize much of the potential revenue from our collaborations. In addition, a significant portion of our revenue is generated from our Pfizer collaboration. If this collaboration were to cease it would have a materially adverse effect on our financial condition. Significant portions of the revenue from milestones and royalties that we may receive under these collaborations will depend upon our ability and/or our partners' ability to successfully develop, license, introduce, market and sell new drugs developed using our chemical compounds and/or proprietary technology. We have little control over the efforts of our partners. We may not be able to achieve these milestones and may not be able to develop commercial drugs or other products on which royalties will be payable.

        Our collaboration agreements require us to reach significant developmental stages in the drug discovery process in order to receive milestone payments. If we do not achieve these milestones as expected, our revenue will be delayed and/or reduced. For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other milestones such as the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control.

        Products developed in collaborations will result in commercialized drugs generating royalties only after, among other things:

  •
  significant preclinical and clinical development efforts, or the completion of preliminary field trials;

  •
  regulatory approvals;

  •
  development of manufacturing capabilities; and

  •
  successful marketing.

Our operating results likely will continue to fluctuate significantly.

        Our ability to generate revenue from collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators and is subject to a number of significant risks, including collaborators' budgetary constraints and internal acceptance reviews. In addition, some of our collaborators can influence when we deliver products and perform services under their contracts with us. This could cause our operating results to fluctuate significantly. In addition, we expect to continue to experience significant fluctuations in operating results due to factors such as general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies, as well as the timing of compound shipments to our collaborators.

        We thus believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some periods may not meet the expectations of stock market analysts and investors, causing our stock price to decline.

We may not be able to fund our operations.

        If our operations do not become profitable on a sustainable basis before we exhaust existing resources, we will need to obtain additional financing. Such financing could come from the proceeds of public or private debt or equity financings or corporate partnerships. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital through the sale of equity, or securities convertible into equity, your proportionate ownership in ArQule may be diluted.

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

        Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase from:

  •
  construction or lease expense for new facilities and capital equipment to the extent that our collaborators do not reimburse us for them;

  •
  obtaining additional licenses and collaborative agreements;

  •
  contracts for consulting, maintenance and administrative services; and

  •
  contracts for product manufacturing.

        We believe that our cash, cash equivalents and short-term investment securities balances as of December 31, 2002 will be sufficient to meet our operating and capital requirements for the next several years. We have based this estimate on assumptions and estimates that may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

Our indebtedness and debt service obligations may adversely affect our cash flow.

        As of March 1, 2003, we had approximately $14.2 million of outstanding debt. During each of the next four years, we will be required to make principal and interest payments on our outstanding debt totaling approximately $14.9 million. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail our research and development programs, placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

RISKS RELATED TO INTELLECTUAL PROPERTY

Our patents and other proprietary rights may fail to protect our business.

        To be successful and compete, we must obtain and maintain patents on our technology and protect our trade secrets. Where appropriate, we seek patent protection for certain aspects of our technology, but patent protection may not be available for some of the compounds and technologies we are developing. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

        We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others have developed similar methods. In addition, the receipt of a patent might not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. We cannot be certain that we will receive any additional patents, that the claims of our patents will offer significant protection of our technology, or that our patents will not be challenged, narrowed, invalidated or circumvented.

        Competitors may interfere with our patent protection in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patents. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

        To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement lawsuits or interference proceedings. Such litigation can be expensive, take significant time and divert management's attention from other business concerns, which could increase our research and development expense and delay our product programs. Litigation that we initiate may provoke third parties to assert claims against us.

        It is also unclear whether our trade secrets will prove to be adequately protected. To protect our trade secrets, we require our employees, consultants and advisors to execute confidentiality agreements. We cannot guarantee, however, that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. Our employees, consultants or advisors may unintentionally or willfully disclose our information to competitors. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors had or have previous employment or consulting relationships. Like patent litigation, enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing than our federal and state courts to protect trade secrets. Furthermore, others may independently develop substantially equivalent knowledge, methods and know-how.

        If we must spend significant additional time and money protecting or litigating our patents and trade secrets, we will have fewer resources to devote to the development of our technologies, and our business and financial prospects may be harmed.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

        There are many patents in our field of technology and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on his patent, the patent holder may sue us even if we have received patent protection for our technology. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in litigation, we may have to pay substantial damages for past infringement.

        Also, if we lose, the court may prohibit us from selling or licensing the product that infringes the patent unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, it may not be available on acceptable terms. For example, we might have to pay substantial royalties or grant cross-licenses to our patents. In addition, some licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license, we could encounter delays in product development while we attempt to design around other patents or we could even be prohibited from developing, manufacturing or selling products requiring these licenses. If we are unable to cost-effectively redesign our products so they do not infringe a patent, we may be unable to sell some of our products. Any of these occurrences will result in lost revenues and profits for us.

Our collaborators may restrict our use of scientific information.

        We may not be able to acquire any exclusive rights to technology or products derived from our collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

        The success of our strategy depends, in part, on our ability to apply a growing base of knowledge, technology and data across all of our internal projects and our collaborations. Some of this data has been and will continue to be generated from our work with collaborators. Though we believe that this information is not proprietary to our collaborators, our collaborators may disagree and may succeed in preventing us from using some or all of this information and/or technology ourselves or with others. Without the ability to use freely this information, we may be limited in our ability to improve the efficiency of our drug discovery and development process.

RISKS RELATED TO REGULATION

We may not obtain regulatory approval for the sale and manufacture of drug products.

        The development and commercialization of drug candidates in the United States, including those drug candidates we develop alone or in collaboration with our partners, are subject to regulation by

U.S. regulatory authorities. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by the appropriate governmental agencies prior to commercialization. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization. Changes in regulatory policy during the period of regulatory review may result in unforeseen delays or denial of approval. Similar delays and denials may be encountered in foreign countries. As a company, we have never obtained regulatory approval to manufacture and sell a drug. If we and/or our collaborators develop a drug candidate and cannot obtain this approval, we may not realize milestone or royalty payments based on commercialization goals for such drug candidate. Even if regulatory approval is obtained, regulatory authorities may require additional clinical studies after sales of a drug have begun. In addition, the identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of the drug, additional preclinical and clinical trials, changes in labeling, warnings to physicians or the public, and negative publicity.

        Any of these events could delay or prevent us from generating revenue from the commercialization of any drug candidates we develop or help to develop.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

        We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, certain of the products that are likely to result from our research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

We have limited capabilities in preclinical and clinical development of drug candidates.

        If we proceed with preclinical and clinical development of products, we will be dependent on third-party providers of preclinical and clinical development services, including GLP synthesis and testing, or will be required to incur significant costs and devote significant efforts to establish our own development facilities and capabilities. If we are unable to reach agreement with such third-party service providers on acceptable terms, or to establish our own development facilities, our preclinical and clinical development of products will be delayed and our financial results will be adversely affected.

RISKS RELATING TO PRODUCT MANUFACTURING

Our development, testing and manufacture of potential drug candidates may expose us to potential liability.

        We develop, test and manufacture the precursors to drugs generally intended for use in humans. If our drug discovery activities result in the manufacture and sale of drugs, we could be liable if persons are injured or die while using these drugs. We may have to pay substantial damages and/or incur legal costs to defend claims resulting from injury or death, and we may not receive expected royalty or milestone payments if commercialization of a drug is limited or ended as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage per occurrence, and in the aggregate, at levels which we believe are customary and commercially reasonable in our industry. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur, and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. Also, we may be unable to maintain our current insurance policies or obtain and maintain necessary additional coverage at acceptable costs or at all.

If our use of chemical and hazardous materials violates applicable laws or causes personal injury, we may be liable for damages.

        Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous if misused. Federal, state and local laws and regulations govern our use, storage, handling and disposal of these materials. These laws and regulations include the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Department of Health and Human Services, and the laws of Massachusetts, where we conduct our operations. We may incur significant costs to comply with these laws and regulations in the future. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be liable for damages, and any such liability could exceed our resources and disrupt our business.

Because we have limited manufacturing capabilities, if we decide to manufacture product candidates we will be dependent on third-party manufacturers or will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

        We have limited experience with the FDA's good manufacturing practices and no commercial scale manufacturing capabilities. In order to continue to develop products and services, apply for regulatory approvals and commercialize products and services, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

        There are a limited number of manufacturers that operate under the FDA's good manufacturing practices regulations capable of manufacturing our products. As a result, we may experience difficulty finding manufacturers for our products with adequate capacity for future needs. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

        Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

        We may in the future elect to manufacture certain of our product candidates in our own manufacturing facilities. We would then need to invest substantial additional funds and to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

ITEM 2. PROPERTIES

        In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements. On November 29, 2000, we exercised our options to purchase the entire building and the adjacent lot, and on March 2, 2001 we closed the transaction. The total consideration paid for the properties was $20.5 million, of which $18.2 million represented the purchase price for the entire building and the land on which it sits and $2.3 million represented the purchase price for the adjacent lot. The purchase price was determined through an arms-length negotiation with Metro North Corporate Center LLC and Metro North Corporate Center LLC II, which are unaffiliated with us and any of our directors or executive officers.

        The land upon which our facility sits is approximately 7.2 acres, including a parking lot, while the adjacent parcel of land represents approximately 5 acres. We plan to continue to use our facility in its current capacity and may develop the adjacent parcel at a presently undetermined time in the future.

        We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC ("Cummings") under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

        On August 1, 2001, Cummings significantly raised our rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $1.1 million to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease.

        In March 2002, we entered into an eight year lease with Pacific Shores Development LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. We took occupancy in September 2002. Each base lease payment, the first of which was due and paid in September 2002, is $75,823 per month, subject to annual escalation provisions.

        In January 2001, Camitro Corporation, through its wholly-owned subsidiary Camitro UK, Ltd. leased approximately 10,000 square feet of office and laboratory space in Cambridge, England for 15,416 British Pounds per month ($24,690 per month as of March 10, 2003). We lease this facility under an agreement which expires in December 2005. In March 2001, we executed a two year sublease with a third party for approximately 4,000 square feet of the premises for 7,333 British Pounds per month ($11,745 per month as of March 10, 2003). This sublease extends until March 2003.

        In December 2002, we announced a major restructuring of our operations pursuant to which we ceased further development and commercialization of our ADMET predictive models and realigned our workforce to expedite our transition to becoming a drug discovery company. The restructuring actions included closing our facilities in Redwood City, California as of December 31, 2002 and Cambridge, United Kingdom as of March 31, 2003. We will actively attempt to sub-lease these facilities. See Note 10, "Restructuring Charge" in notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

        On August 1, 2001, Cummings significantly raised ArQule's rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $1.1 million to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders for a vote during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        ArQule's common stock is traded on the NASDAQ National Market under the symbol "ARQL".

        The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for ArQule's common stock:

	HIGH	LOW
2001
First Quarter	$31.25	$10.00
Second Quarter	21.66	10.88
Third Quarter	21.45	7.95
Fourth Quarter	17.78	8.50
2002
First Quarter	$16.90	$10.75
Second Quarter	12.40	5.43
Third Quarter	7.14	5.02
Fourth Quarter	6.37	3.04
2003
First Quarter (through March 3, 2003)	3.42	2.16

        As of March 3, 2003, there were approximately 169 holders of record and approximately 6,465 beneficial shareholders of our common stock.

        We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

        The following data, insofar as it relates to the years 1998, 1999, 2000, 2001 and 2002 have been derived from ArQule's audited consolidated financial statements, including the consoliated balance sheet as of December 31, 2001 and 2002 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2002 and notes thereto appearing in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements and the Notes thereto appearing in Items 7 and 8, respectively of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	1998	1999	2000	2001	2002
STATEMENT OF OPERATIONS DATA:
Revenue	$22,193	$18,582	$50,296	$58,396	$62,812
Cost and expenses:
Cost of revenue	14,036	17,457	21,343	29,441	35,231
Research and development	10,214	13,774	17,699	28,446	31,389
Marketing, general and administrative	6,387	6,022	8,293	12,353	12,876
Stock-based compensation	213	486	880	6,949	3,221
Amortization of core technologies (a).	—	—	—	3,091	3,373
Amortization of goodwill (a)(b)	—	—	—	4,013	—
Impairment of core technology (c)	—	—	—	—	17,137
Impairment of goodwill (c)	—	—	—	—	25,890
Restructuring charges (d)	—	—	—	—	12,695
In-process research and development (a)	—	—	—	18,000	—

Total costs and expenses	30,850	37,739	48,215	102,293	141,812

Income (loss) from operations	(8,657)	(19,157)	2,081	(43,897)	(79,000)
Interest income, net	2,195	1,724	1,774	2,870	1,125

Net income (loss)	$(6,462)	$(17,433)	$3,855	$(41,027)	$(77,875)

Basic net income (loss) per share	$(0.54)	$(1.38)	$0.28	$(2.06)	$(3.67)

Weighted average common shares outstanding—basic	12,031	12,606	13,911	19,905	21,215

Diluted net income (loss) per share	$(0.54)	$(1.38)	$0.25	$(2.06)	$(3.67)

Weighted average common shares outstanding—diluted	12,031	12,606	15,208	19,905	21,215

	DECEMBER 31,
	1998	1999	2000	2001	2002
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$33,870	$36,421	$110,019	$98,002	$85,626
Working capital	35,546	17,371	93,437	69,365	54,176
Total assets	60,480	77,346	149,476	208,475	145,079
Long-term debt	306	10,700	7,200	11,700	6,850
Total stockholders' equity	54,267	38,753	120,420	166,739	93,715

(a)
In January 2001, ArQule acquired Camitro Corporation for $84.3 million in a stock purchase transaction. In conjunction with the transaction, we recorded intangible assets for core technology and goodwill of $23.6 million and $29.7 million, respectively, each of which was being amortized over their estimated useful lives of seven years. We also immediately charged to income the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no future alternative use.

(b)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly ceased recording periodic goodwill amortization charges in lieu of performance of annual assessments for impairment.

(c)
In the fourth quarter of 2002, we performed impairment assessments of the carrying value of the Company's core technology and goodwill balances. These assessments indicated that the value of the assets were fully impaired and, accordingly, we took impairment charges for the full remaining carrying value.

(d)
In December 2002, ArQule announced a major restructuring of its operations whereby it eliminated 31% of its workforce and closed its operations in Redwood City, California and Cambridge, United Kingdom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since our inception we have primarily provided fee-based chemistry services to pharmaceutical and biotechnology companies to produce and develop novel chemical compounds with commercial potential. We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation. In addition, we have established a number of joint drug discovery programs with biotechnology companies and academic institutions.

        Our current goal is to continue to provide a high level of service and commitment to our existing collaborations while we use our chemistry experience and expertise and unique technology platform to transition ArQule to a drug discovery company. Our strategy to achieve this transition is to develop, test and validate our chemistry expertise and technology platform internally and through collaboration with pharmaceutical partners. In the future we hope to increase the extent to which ArQule shares in the economic benefit of our partners' drug development. Accordingly, we may offer collaboration models that are potentially more lucrative but riskier to us in that the scientific outcomes for which we would be compensated, typically developmental milestones, will be less predictable than production goals or fee-based chemistry services. At the same time, we plan to apply our lead generation and optimization expertise and technology to internal drug discovery efforts by generating and optimizing our own lead compounds with the aim of out-licensing or selling drug candidates upon completion of Phase I and, possibly, Phase II clinical trials. In addition, we will explore strategic options that could allow us to obtain a clinical portfolio in a biological or therapeutic area. This could include in-licensing opportunities, acquisitions or internally building a scientific competence in a biological or therapeutic area.

        Our revenues have historically been generated primarily through our collaborative agreements for production and delivery of compound arrays and other research and development services. Under many of these collaborative agreements we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration. To date, we have received three milestone payments and no royalty payments. In addition, we have not yet received any milestone or royalty revenue from our joint discovery programs with biotechnology companies or academic institutions, or from our internal drug discovery programs. We anticipate our revenues will decrease in 2003 as we intensify our transition to become a drug discovery company. We do not anticipate any revenue from our internal drug development program until the successful completion of clinical trials at least through Phase I, which may take several years or which may never take place or be successfully completed. Our performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on our expanding or continuing existing collaborations, entering into additional corporate collaborations, and receiving future milestones and royalty payments, all of which are difficult to anticipate. See discussion of our revenue recognition policy under "Critical Accounting Policies" below.

        As we further our transition to become a drug discovery company we may establish an area of focus in certain therapeutic areas or target classes by acquisition, in-licensing or developing internal expertise. Such transactions could allow us to move more quickly toward developing candidates for clinical trials. We may also continue to invest in technology to enhance or expand our capabilities in drug discovery. Investments of this nature may result in near term earnings fluctuations or impact the magnitude of profitability or loss.

        We have incurred a cumulative net loss of $150 million through December 31, 2002. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the associated administrative costs required to support those efforts, and from the cost of acquisitions. While we were profitable in fiscal year 2000, we were not profitable in 2001 or 2002, and we expect that we will not be profitable in 2003. Our ability to achieve sustained profitability is dependent on a number of factors, including our ability to perform under our collaborations at the expected cost, expansion or continuation of existing collaborations, timing of additional investments in technology, our ability to make acquisitions and to integrate their operation with our own, and the realization of value from the development and commercialization of products in which we have an economic interest, all of which are difficult to anticipate.

        The Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") contains forward-looking statements reflecting management's current expectations regarding our future performance. Such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful or if other assumptions prove incorrect.

ACQUISITION OF CAMITRO CORPORATION

        In January 2001, we acquired Camitro Corporation ("Camitro"), a privately held predictive modeling company based in Menlo Park, California. At the time of the acquisition, Camitro had developed various computational models for ADMET characterization of compounds based on their structure. We were hopeful that with further development this technology could be commercialized and generate incremental future cash flow either through granting customers licenses to access this technology directly or by integrating it into our own chemistry-based technology platform as a basis for a new collaborative arrangement. These efforts have been unsuccessful, and ArQule has ceased further development and commercialization efforts of these models. See further discussion under "Restructuring Actions and Impairment Charges" below.

        Under the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1.7 million in cash in exchange for all of Camitro's outstanding shares and the assumption of all of Camitro's outstanding stock options and warrants. The merger transaction was valued at $84.3 million based on our share price on the measurement date for the merger. The transaction was accounted for as a purchase transaction. Upon consummation of the Camitro acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 6 of notes to Consolidated Financial Statements included in Item 8 of this 10-K). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project took into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. The resulting net cash flows from such projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from such projects. The net cash flows reflect the assumptions that would be used by market participants.

RESTRUCTURING ACTIONS AND IMPAIRMENT CHARGES

        In December 2002, we announced a major restructuring of our operations whereby we ceased further development and commercialization of the ADMET predictive models and realigned our workforce to expedite the transition towards becoming a drug discovery company. The decision was precipitated by our inability to successfully commercialize the ADMET predictive modeling technology to generate incremental cash flow through either direct access fees or a predictive model based collaborative agreement.

        The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the termination of employees in these facilities and our Massachusetts facilities. The Company recorded a restructuring charge of approximately $12.7 million, the components of which are as follows (in thousands):

Termination benefits	$2,140
Facilities related	5,808
Property and equipment	3,799
Other charges	948

Total restructuring charges	$12,695

        Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce, in the following areas: 97 positions in research and development functions and 31 positions in administrative functions. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income. Property and equipment charges relate to the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale. Other charges include a $477,000 non-cash stock compensation charge related to ArQule's contractual obligation to remove all restrictions related to restricted stock of certain employees who were involuntarily terminated, plus contractual obligations which provide no future value to the Company and other miscellaneous costs associated with closing the California and United Kingdom operations. See "Critical Accounting Policies" below for a discussion of our accounting policy for restructuring charges and a description of management's significant estimates. We anticipate that these actions will result in savings of approximately $12 million per year in personnel and facility-related expenses.

        Through December 31, 2002, ArQule had the following restructuring activity and remaining accruals (in thousands):

	Restructuring Charges	Non-cash charges	Cash payments	Restructuring accrual at December 31, 2002
Termination benefits	$2,140	$—	$(111)	$2,029
Facilities related	5,808	392	—	6,200
Property and equipment	3,799	(3,714)	—	85
Other charges	948	(477)	(35)	436

Total restructuring accrual	$12,695	$(3,799)	$(146)	$8,750

        The Company eliminated 108 positions in December 2002; the remaining 20 positions will be eliminated by March 31, 2003. The remaining termination benefit costs will be paid in installments through April 2003. Facility costs will be paid out through the remaining lease terms of the facilities, which extend through 2010.

        In December 2002, we performed assessments of the recovery of the carrying value of our core technology intangible asset and our goodwill asset. These assessments required management to make a number of estimates concerning future potential cash flow of these assets and of the fair value of the Company as a whole. As a result of these assessments, the Company recorded impairment charges relative to its core technology and goodwill assets of $17.1 million and $25.9 million, respectively, representing the entire remaining carrying value of these assets. See "Critical Accounting Policies" below for a discussion of our accounting policy for long-lived assets and a description of management's significant estimates.

RESULTS OF OPERATIONS

        Years ended December 31, 2000, 2001 and 2002:

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Revenue	$50.3	$58.4	$62.8	16%	8%

        2002 as compared to 2001:    Revenue increased by $4.4 million, or 8%, primarily due to a $10.5 million increase in Custom Array library revenues from the expanded Pfizer agreement, partially offset by reductions in revenue from Wyeth of $3.1 million, from Johnson and Johnson of $1.7 million, and from Sankyo of $1.3 million as these collaborations wind down. We expect revenue to decrease in 2003 as we make the transition to a drug discovery company, and we do not anticipate deriving revenue from our internal drug discovery programs until they reach a later stage.

        2001 as compared to 2000:    Revenue increased by $8.1 million, or 16%, primarily due to increased fees of approximately $10.1 million for delivery of Custom Array sets to Pfizer and Bayer.

				% increase (decrease)
	2000	2001	2002	2000 to 2001		2001 to 2002
	(in millions)
Cost of revenue	$21.3	$29.4	$35.2	38%		20%
Gross margin % of revenue	57.6%	49.6%	43.9%	(8.0	%) pts	(5.7	%) pts

        2002 as compared to 2001:    Cost of revenue increased due to increased cost of personnel and materials necessary to satisfy the expanded Pfizer collaboration. Our gross margin as a percentage of revenue decreased by 5.7 percentage points due to the increased labor and material costs necessary to fulfill the Pfizer and Bayer collaborations. We expect cost of revenue to continue to increase, and gross margin percentage to continue to decrease, in 2003 primarily due to increased personnel and labor-related cost associated with our Pfizer collaboration.

        2001 as compared to 2000:    The increase in cost of revenue was attributable to increased costs of producing Custom Array sets for Pfizer and Bayer. Our gross margin as a percentage of sales decreased by 8% primarily due to increased costs relating to the Bayer collaboration.

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Research and development	$17.7	$28.4	$31.4	61%	10%

        2002 as compared to 2001:    The $3.9 million increase primarily consists of an additional $2.1 million in personnel and related costs and $900,000 of additional third-party information system technology as the result of our efforts to augment and enhance our chemistry, biology, predictive and computational modeling capabilities and related proprietary technologies. The Company devoted additional personnel and resources to the integration and refinement of the respective technologies in order to advance the objective of a fully integrated drug discovery platform. We expect research and development expense to decrease in 2003 as the Company more narrowly focuses its resources on drug discovery programs, and as a result of our decision to cease further development of internal ADMET predictive models for third-party commercialization.

        2001 as compared to 2000:    The increase in absolute dollars of $10.7 million is primarily related to the merger with Camitro in January 2001. The addition of Camitro accounted for approximately $8.3 million of the increase due to the addition of approximately 60 employees and their related salary, support and facility expense. The remainder of the increase is the result of continued efforts to augment and enhance our chemistry and computational modeling capabilities and related proprietary technologies, including increased personnel, as we expand our drug discovery programs and technology platform.

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Marketing, general and administrative	$8.3	$12.4	$12.9	49%	4%

        2002 as compared to 2001:    Marketing, general and administrative expenses were essentially flat year-over-year.

        2001 as compared to 2000:    The increase was primarily associated with the addition of Camitro, which accounted for $2.8 million of the increase, and increased support costs, including increased personnel, to support our growth in 2001.

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Stock based compensation	$—	$6.9	$3.0	nm	(56%)
Amortization of core technology	—	3.1	3.4	nm	9%
Amortization of goodwill	—	4.0	—	nm	(100%)
Impairment of core technology	—	—	17.1	nm	nm
Impairment of goodwill	—	—	25.9	nm	nm
In-process research and development	—	18.0	—	nm	(100%)

Total acquisition related charges	$—	$32.0	$49.4	nm	54%

"nm" = not meaningful

        Acquisition related charges all relate to the January 2001 acquisition of Camitro. In 2001, we recorded stock-based compensation expense, amortization of goodwill and core technology and wrote-off in-process research and development cost of the acquired entity. In 2002, we continued to recognize stock-based compensation charges based on the amortization of deferred compensation arising from the issuance of stock options issued below market value and restricted stock to former employees of Camitro, in addition to amortizing core technology. We implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in January 2002, and accordingly ceased recording periodic goodwill amortization charges in lieu of performing annual assessments for impairment. At December 31, 2002, we assessed the recoverability of the carrying value of our core technology and goodwill balances and, based on the applicable accounting standards, recorded impairment charges of $17.1 million and $25.9 million, respectively, representing the entire remaining balances of these assets. See "Critical Accounting Policies" below for a discussion of our accounting policies and significant estimates.

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Interest income	$2.9	$4.5	$2.1	57%	(54%)
Interest (expense)	(1.1)	(1.6)	(1.0)	49%	(41%)

Interest income, net	$1.8	$2.9	$1.1	62%	(61%)

        Interest income is derived from our portfolio of cash and short-term investments. Interest income increased from 2000 to 2001 due primarily to increased average principal balances in 2001 as a result of the $70.7 million proceeds from our follow-on stock offering in November 2000, which offset the unfavorable impact of lower average interest rates. Interest income decreased in 2002 from 2001 due to lower average principal balances and continued lower average interest rates. Interest expense increased from 2000 to 2001 based on higher average debt balances on our term loan with Fleet National Bank. Interest expense decreased in 2002 due to lower average debt balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

				% increase (decrease)
	2000	2001	2002	2000 to 2001	2001 to 2002
	(in millions)
Cash, cash equivalents and marketable securities	$110.0	$98.0	$85.6	(11%)	(13%)
Working capital	93.4	69.4	54.2	(26%)	(22%)
Cash flow from:
Operating activities	6.5	4.4	2.5	(31%)	(44%)
Investing activities	1.3	(65.7)	(1.7)	nm	97%
Financing activities	74.1	18.4	(3.7)	(75%)	(120%)

"nm" = not meaningful

        At December 31, 2002 we held cash, cash equivalents and marketable securities of $85.6 million, down $12.4 million, or 13%, from $98.0 million at the end of 2001. We had working capital of $54.2 million at December 31, 2002, down $15.2 million, or 22%, from $69.4 million at the end of 2001. We have historically funded our operations through the sale of common stock, payments from collaborators and bank financing.

        Cash flow from operating activities for 2002 of $2.5 million, compared to $4.4 million in 2001, was comprised of a net loss, excluding non-cash charges, of $14.5 million, which was more than offset by net changes in working capital, primarily related to the timing of payments from corporate collaborators of $8.4 million and unpaid accruals for restructuring actions of $8.8 million.

        Cash and cash equivalents used in investing activities was $1.7 million in 2002, compared to a use of $65.7 million in 2001. The 2002 use was comprised of capital expenditures of $11.1 million, offset by net proceeds of $9.4 million from the sale or maturity of available-for-sale securities. Included in capital expenditures is approximately $2.7 million related to leasehold improvements to our facility in Redwood City, California, while the balance related primarily to chemistry and information systems to increase and improve our production capabilities to support our corporate collaborations.

        Cash and cash equivalents used in financing activities was $3.7 million in 2002, compared to an $18.4 million source in 2001. The 2002 use was comprised $7.5 million of principal repayments on our term loan to Fleet National Bank, partially offset by additional borrowings of $2.5 million and proceeds from the issuance of common stock of $1.3 million.

        On September 28, 2002, we amended our term loan agreement with Fleet National Bank to allow for additional borrowings of up to $2.5 million to finance the build-out associated with our new leased facility in Redwood City, California. The incremental new borrowing is termed the "Facility Three Term Loan". Principal payments on the Facility Three Term loan will be made in 36 monthly installments starting on April 30, 2003. Interest payments will be made monthly in arrears beginning on October 1, 2003, and interest accrues at the LIBOR rate plus 175 basis points. As of December 31, 2002 we had borrowed the full $2.5 million against the Facility Three Term Loan.

        We anticipate our investment profile for cash, cash equivalents and marketable securities will change frequently as a result of the Company's constant evaluation of conditions in financial markets and the timing of specific investments.

        We expect that our available cash and marketable securities, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for the next several years. We have been cash flow positive from operations for three consecutive years, and coupled with our existing cash and marketable securities, we believe that even without additional funding we would have sufficient funds to operate for at least the next several years. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses. If we experience increased losses, we may have to seek additional financing from public and private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

        We lease facilities and equipment under non-cancelable operating leases. At December 31, 2002, the minimum lease commitments for all leased facilities and equipment are as follows (in thousands):

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2003	$2,958
2004	2,868
2005	2,907
2006	1,844
2007	1,100
Thereafter	2,533

Total minimum lease payments	$14,210

        Included in the total minimum payments for operating leases is approximately $8.4 million related to abandoned real estate which was accrued as a liability as a part of the Company's restructuring charges in 2002 (see "Restructuring Charges" included in this MD&A).

CRITICAL ACCOUNTING POLICIES

        A "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following are critical accounting policies. Please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

REVENUE RECOGNITION

        ArQule has entered into various collaborative agreements with pharmaceutical and biotechnology companies. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, the delivery of compounds, payments based upon delivery of specialized compounds meeting the collaborators specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of man hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator's specified criteria are recognized as revenue once the collaborator has accepted the delivery of these compounds and collection is reasonably assured. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. We believe our revenue recognition policies are in full compliance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101").

GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company's intangible assets consisted primarily of the value of core technology and goodwill, which was recorded in connection with acquisition of Camitro Corporation in January 2001. The Company assesses the impairment of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible assets might not be recoverable based upon one or more indications of impairment the Company measures any impairment based on projected future cash flows methods.

        The cost of the core technology was being amortized on a straight-line basis over seven years. We performed an impairment assessment of the carrying value of the core technology in the fourth quarter of 2002 in light of our decision to cease development of the ADMET predictive modeling as a result of our inability to successfully commercialize these models and to generate future cash flow. Based on this assessment, which included an analysis of management estimates that there was no future cash flow resulting from these models, we concluded that the carrying value of the core technology was not recoverable, and accordingly took an impairment charge of $17.1 million, representing the entire remaining carrying value.

        At December 31, 2001, goodwill was approximately $25.9 million. Beginning January 1, 2002 the Company adopted SFAS 142 and ceased amortization of goodwill. As required by SFAS 142, goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company has determined it consists of a single reporting unit. In conjunction with the adoption of SFAS 142, we completed the transitional goodwill impairment test as of January 1, 2002 by comparing the Company's fair value to its net assets, including goodwill. If the carrying value of the Company's net assets exceeds the Company's fair value the goodwill is impaired. Fair value is based on quoted market prices adjusted for a control premium, which is the estimated premium paid in an acquisition of ArQule. The fair value of the reporting unit on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed as of the January 1, 2002 transition date. ArQule performed its annual assessment for 2002 as of July 1, 2002. That analysis also indicated that the fair value of the reporting unit exceeded the net assets, including goodwill, and therefore we concluded that no impairment existed as of the annual assessment date.

        In addition to requiring transitional and annual assessments of goodwill impairment, SFAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances ("triggering event") indicate that the carrying value may not be recoverable. In December 2002, we announced a restructuring of operations resulting from our decision to cease further development of our ADMET predictive models and to close our facilities in Redwood City, California and Cambridge, United Kingdom. The Company concluded the restructuring charge was a triggering event and that the carrying value of our goodwill asset may be impaired. Accordingly, we conducted an impairment review as required under SFAS 142 as of December 31, 2002 and concluded that an impairment had occurred as of that date. To determine the amount of the impairment charge, we calculated our implied goodwill as the difference between fair value of the reporting unit and the fair value of our assets and liabilities. We determined that the fair value of the reporting unit was significantly less than the fair value of our assets and liabilities, which implied goodwill was zero, and therefore recorded a non-cash impairment charge of $25.9 million to write-off the entire carrying value of goodwill as of December 31, 2002. This charge is included in operating costs and expenses within the statement of operations in 2002.

        The impairment analyses for the Company's core technology intangible asset and goodwill asset involved considerable judgment and use of several estimates, including: control premiums and projected cash flows of our ADMET predictive model. We used a control premium of 40% in determining the Company's fair value based on an analysis of control premiums involved in acquisitions of companies of similar size and in similar industries. The cash flow assumptions for our ADMET predictive model were based on management's belief that there is no future potential cash flow associated with ArQule commercializing the ADMET models for third-party use or as the basis for a collaborative agreement. All of these estimates involve significant judgment by the Company's management. Although the estimates used reflect management's best estimates based upon all available evidence, the use of different estimates could have yielded different conclusions concerning the impairment of the core technology and goodwill assets.

RESTRUCTURING CHARGES

        Accruals are established for involuntary employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination plan that: a) specifically identifies the number, location and job level of employees to be terminated; b) specifies the benefits terminated employees are to receive; c) communicates the benefit arrangements to employees; and d) assures that employees will be terminated within one year.

        Accruals are established for property and equipment and facility-related costs for facilities to be abandoned that have no future economic benefit to the Company in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to an abandonment plan that: a) specifically identifies all significant actions to be taken to complete the abandonment plan; b) will begin as soon as possible after the abandonment plan is approved; and c) the period to complete that abandonment plan indicates that significant changes are not likely.

        Accruals for abandoned property and equipment and for facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate (see Note 10 to the Consolidated Financial Statements in Item 8 of this 10-K). These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on management's analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate of up to $6.0 million. Conversely, if the space is subleased either earlier than estimated or if the sublease rate actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

        Investments in non-marketable equity securities are accounted for under the cost method if ArQule owns less than 20 percent of the outstanding stock of the investee and management determines that it does not exert significant influence over the management of the investee. We assess fair value of investments in non-marketable equity securities quarterly, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. In the event fair value is determined to be less than the carrying value of an investment, the carrying value is written down to fair value if the decline in value is deemed to be other than temporary. Since there is no readily available market information concerning the fair value of these investments, such assessments require significant management judgment in analyzing the investee's financial position and projected future financial results and cash flows. As of December 31, 2002, management believes the fair value of our investment in a privately-held proteomics company is not less than its carrying value of $5 million. Although the estimates used to reach this conclusion reflect our best estimates of fair value based upon all available information, the use of different estimates could have yielded a different conclusion concerning the recoverability of the carrying value of this investment.

LEASE COMMITMENTS

        We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC ("Cummings") under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

        On August 1, 2001, Cummings significantly raised ArQule's rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement.

Accordingly, on January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, the we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $1.1 million to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an effect on our consolidated financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

        In January, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 applies to new entities that are created after the effective date, as well as existing entities. FIN 46 is effective to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company currently believes the application of this standard will not have an impact on our consolidated financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market—risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk.

        Our use of derivative financial instruments is limited to the utilization of two interest rate swap agreements. Settlement accounting is used for these interest rate swaps, which have notional amounts of $775,000 and $2,925,000 and expire on June 30, 2003 and June 30, 2004, respectively. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. The fair market value of these swaps was an unrecognized loss of $198,000 at December 31, 2002.

        See Notes 2 and 11 to the Consolidated Financial Statements for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 2002 due to the short-term maturities of these instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	43
Consolidated Balance Sheet at December 31, 2001 and 2002	44
Consolidated Statement of Operations for the three years ended December 31, 2002	45
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002	46
Consolidated Statement of Cash Flows for the three years ended December 31, 2002	47
Notes to Consolidated Financial Statements	48
Consolidated Financial Statement Schedules:
Schedules are not included because they are not applicable or the information is included in the Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

        To the Board of Directors and Stockholders of ArQule, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
January 28, 2003

ARQULE, INC.

CONSOLIDATED BALANCE SHEET

	DECEMBER 31,
	2001	2002
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$43,260	$40,283
Marketable securities	51,070	45,343
Accounts receivable	1,772	126
Accounts receivable—related parties	820	—
Prepaid expenses and other current assets	2,065	2,545

Total current assets	98,987	88,297
Property and equipment, net	54,018	51,516
Non-current marketable securities	3,672	—
Intangible assets	46,400	—
Other assets	5,398	5,266

	$208,475	$145,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$7,500	$7,350
Accounts payable and accrued expenses	7,515	16,207
Deferred revenue	14,607	10,564

Total current liabilities	29,622	34,121
Deferred revenue	414	10,393
Long term debt	11,700	6,850

Total liabilities	41,736	51,364

Commitments (Note 16)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,116,419 and 21,373,848 shares issued and outstanding at December 31, 2001 and 2002, respectively	211	214
Additional paid-in capital	242,776	243,285
Accumulated other comprehensive income	(29)	(199)
Deferred compensation	(4,509)	—
Accumulated deficit	(71,710)	(149,585)

Total stockholders' equity	166,739	93,715

	$208,475	$145,079

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
Compound development revenue	$40,507	$53,266	$60,965
Compound development revenue—related parties	9,789	5,130	1,847

	50,296	58,396	62,812

Costs and expenses:
Cost of revenue	13,888	22,657	34,306
Cost of revenue—related parties	7,455	6,784	925
Research and development	17,699	28,446	31,389
Marketing, general and administrative	8,293	12,353	12,876
Stock-based compensation	880	6,949	3,221
Amortization of core technology	—	3,091	3,373
Amortization of goodwill	—	4,013	—
Impairment of core technology	—	—	17,137
Impairment of goodwill	—	—	25,890
Restructuring charges	—	—	12,695
In-process research and development	—	18,000	—

	48,215	102,293	141,812

Income (loss) from operations	2,081	(43,897)	(79,000)
Investment income	2,865	4,491	2,078
Interest expense	(1,091)	(1,621)	(953)

Net income (loss)	$3,855	$(41,027)	$(77,875)

Basic net income (loss) per share	$0.28	$(2.06)	$(3.67)

Weighted average common shares outstanding—basic	13,911	19,905	21,215

Diluted net income (loss) per share	$0.25	$(2.06)	$(3.67)

Weighted average common shares outstanding—diluted	15,208	19,905	21,215

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK			ACCUMULATED OTHER COMPREHENSIVE INCOME
			ADDITIONAL PAID-IN CAPITAL		DEFERRED COMPENSATION	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	PAR VALUE
	(IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1999	12,864,225	$129	$73,167	$0	$(5)	$(34,538)	$38,753
Stock option exercises	758,403	8	5,670				5,678
Employee stock purchase plan	92,099	1	533				534
Issuance of common stock in connection with secondary public offering, net of issuance costs of $4,864	3,358,000	33	70,658				70,691
Compensation related to the grant of common stock options			1,056		(1,056)		—
Amortization of deferred compensation					880		880
Unrealized gain on marketable securities				29			29
Net income						3,855	3,855

Balance at December 31, 2000	17,072,727	171	151,084	29	(181)	(30,683)	120,420
Stock option exercises	90,310	1	753				754
Employee stock purchase plan	93,958	1	827				828
Issuance of common stock in connection with the Camitro acquisition	3,103,567	31	81,871		(12,552)		69,350
Issuance of common stock in connection with Pfizer investment in ArQule, Inc	755,857	7	9,516				9,523
Forfeiture of deferred compensation.			(1,404)		1,404		—
Compensation related to the grant of common stock options			129		(129)		—
Amortization of deferred compensation					6,949		6,949
Unrealized gain on marketable securities				49			49
Cumulative translation adjustment				(107)			(107)
Net loss						(41,027)	(41,027)

Balance at December 31, 2001	21,116,419	211	242,776	(29)	(4,509)	(71,710)	166,739
Stock option exercises	130,739	2	534				536
Employee stock purchase plan	126,690	1	786				787
Forfeiture of deferred compensation.			(883)		883		—
Compensation related to the grant of common stock options			72		(72)		—
Amortization of deferred compensation					3,221		3,221
Restructuring charge related to restricted stock					477		477
Unrealized loss on marketable securities and derivatives				(221)			(221)
Cumulative translation adjustment				51			51
Net loss						(77,875)	(77,875)

Balance at December 31, 2002	21,373,848	$214	$243,285	$(199)	—	$(149,585)	$93,715

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
	(IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss)	$3,855	$(41,027)	$(77,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,350	8,971	9,987
Amortization of deferred compensation	880	6,949	3,221
Amortization of goodwill and purchased intangibles	—	7,104	3,373
Purchase of in-process research and development	—	18,000	—
Impairment of core technology	—	—	17,137
Impairment of goodwill	—	—	25,890
Non-cash restructuring charges	—	—	3,799
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,671	(303)	2,466
Prepaid expenses and other current assets	(661)	(190)	(480)
Other assets	64	1,883	134
Accounts payable and accrued expenses	(1,548)	2,217	8,885
Deferred revenue	(5,148)	836	5,936

Net cash provided by operating activities	6,463	4,440	2,473

Cash flows from investing activities:
Purchases of marketable securities	(58,302)	(66,272)	(46,512)
Proceeds from sale or maturity of marketable securities	66,604	35,519	55,888
Investment in unconsolidated affiliates	—	(5,000)	—
Acquisitions, net of cash acquired	—	(1,834)	—
Proceeds from tenant improvement allowance	2,335	—	—
Additions to property and equipment	(9,291)	(28,095)	(11,060)

Net cash provided by (used in) investing activities	1,346	(65,682)	(1,684)

Cash flows from financing activities:
Principal payments of capital lease obligations	(316)	(1,182)	—
Borrowings of long term debt	—	16,000	2,500
Principal payments of long term debt	(2,525)	(7,500)	(7,500)
Proceeds from issuance of common stock, net	76,903	11,105	1,321

Net cash provided by (used in) financing activities	74,062	18,423	(3,679)

Effect of foreign exchange rates on cash and cash equivalents	—	—	(87)

Net increase (decrease) in cash and cash equivalents	81,871	(42,819)	(2,977)
Cash and cash equivalents, beginning of period	4,208	86,079	43,260

Cash and cash equivalents, end of period	$86,079	$43,260	$40,283

Supplemental Disclosure of Cash Flow Information:

        During 2000, 2001, and 2002, the Company paid approximately $1,091, $1,621 and $953 respectively, for interest expense.

        Net assets and liabilities assumed in Camitro acquisition — see Note 6.

        The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS

        ArQule, Inc. is engaged in the discovery, development and production of novel chemical compounds. Our operations are focused on the integration of high throughput automated chemistry, structure-guided rational drug design, and other proprietary technologies which automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug development and product development candidates. We provide our compounds and research to pharmaceutical and biotechnology companies on a fee for services basis, in addition to our internal drug development efforts.

        Presently we have an early-stage pre-clinical pipeline of product candidates. To accelerate our opportunities in drug discovery and development we are pursuing a strategy to obtain a clinical portfolio of therapeutic compounds. This could include in-licensing opportunities, acquisitions or internally building in-house biological or therapeutic scientific expertise in a focused area.

        We are subject to risks common to companies in the biotechnology, medical services and diagnostics industries, including but not limited to, development by the company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed in the preparation of these financial statements are as follows:

  Basis of Consolidation

        The consolidated financial statements include the accounts of ArQule, Inc. and its wholly-owned subsidiary Camitro Corporation, including Camitro, U.K. Ltd., which was acquired on January 29, 2001 (collectively, "we", "us", "our" and the "Company"). All intercompany transactions and balances have been eliminated. In September 2002, the Camitro Corporation was merged into, and made part of, ArQule, Inc.

  Cash Equivalents and Marketable Securities

        We consider all highly liquid investments purchased within three months of maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities that have strong credit ratings. As a matter of policy, we determine on a quarterly basis the fair market value of its investment portfolio. Our securities are recorded on our balance sheet at fair market value. Unrealized gains and losses on securities are included in shareholders equity, net of related tax effects. If the fair market value of a marketable security declines below its cost basis, and, based upon our consideration of all available evidence, we conclude such decline is "other than temporary", we mark the investment to market through a charge to current earnings. At December 31, 2001 and 2002, we have classified these investments as available-for-sale.

  Fair Value of Financial Instruments

        At December 31, 2001 and 2002, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, debt and interest rate swaps. The carrying amounts of these instruments approximate their fair values.

  Foreign Currency

        Our foreign subsidiary, Camitro, U.K. Ltd., has designated the Great Britain Pound Sterling as its functional currency. Financial statements of this foreign subsidiary are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Related cumulative translation adjustments are included as a component of equity in the consolidated balance sheet.

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

  Revenue Recognition

        ArQule has entered into various collaborative agreements with pharmaceutical and biotechnology companies. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, the delivery of compounds, payments based upon delivery of specialized compounds meeting the collaborators specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of man hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator's specified criteria are recognized as revenue once the collaborator has accepted the delivery of these compounds and collection is reasonably assured. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. We believe our revenue recognition policies are in full compliance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101").

  Cost of Revenue

        Cost of revenue represents the actual costs incurred in connection with performance pursuant to collaborative agreements and the costs incurred to develop and produce compounds. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

  Research and Development Costs

        Costs of internal research and development and research and development done pursuant to collaborations are charged to operations as incurred. Development costs incurred in connection with funded development collaborations are included in cost of revenue. We incurred research and development expenses of $17,699, $46,446 and $31,389 in 2000, 2001 and 2002, respectively, including amounts assigned to acquired in-process technology of $18,000 in 2001. The value assigned to acquired in-process technology, which was charged to operations upon acquisition, was determined by identifying and valuing those acquired in-process research projects for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. See Note 6 for additional information.

  Investments in Non-Marketable Equity Securities

        Investments in non-marketable equity securities are accounted for under the cost method if ArQule owns less than 20 percent of the outstanding stock of the investee and our management determines we do not exert significant influence over the management of the investee. We assess the fair value of investments in non-marketable equity securities quarterly, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. In the event fair value is determined to be other than temporarily less than the carrying value of an investment, the carrying value is written down to fair value if the decline in value is deemed to be other than temporary. Since there is no readily available market information concerning the fair value of these investments, such assessments require significant management judgment in analyzing the investee's financial position and projected future financial results and cash flows. Although the estimates used reflect our best estimates of fair value based upon available information, the use of different estimates could yield different conclusions concerning the recoverability of the carrying value of investments.

  Goodwill and Other Intangibles Assets

        The Company's intangible assets consisted primarily of the value of core technology and goodwill which was recorded in connection with the acquisition of Camitro Corporation. Both balances were amortized in 2001 using the straight-life method over their estimated useful lives of seven years. The core technology assets were subject to amortization in 2002.

        In January 2002, we adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). As a result, goodwill balances are no longer subject to periodic amortization, but rather assessments for impairment. In conjunction with the adoption of SFAS 142, goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. In addition, FAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances ("triggering events") indicate that the carrying value may not be recoverable.

        In addition to performing impairment assessments for goodwill, we also assess the recoverability of our core technology intangible asset annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of an intangible asset might not be recoverable based on one or more indications of impairment, we measure any impairment based on the projected future cash flow of the underlying asset.

  Restructuring Charges

        Accruals are established for involuntary employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination plan which: a) specifically identifies the number, location and job level of employees to be terminated; b) specifies the benefits terminated employees are to receive; c) communicates the benefit arrangements to employees; and d) assures that employees will be terminated within one year.

        Accruals are established for property and equipment and facility-related costs for facilities to be abandoned which have no future economic benefit to the Company in the same period that the appropriate level of management and Board of Directors approve and commit the Company to an abandonment plan which: a) specifically identifies all significant actions to be taken to complete the abandonment plan; b) will begin as soon as possible after the abandonment plan is approved and; c) the period to complete that abandonment plan indicates that significant changes are not likely.

        Accruals for property and equipment and facility related costs of abandoned facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate (see Note 10). These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on management's analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate. Conversely, if the space is subleased either earlier than estimated, or if the sublease rate actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

  Interest Rate Swap Agreements

        The Company utilizes two interest rate swap agreements in order to reduce the impact of changes in interest rates on our term loans. Settlement accounting is used for these interest rate swaps, which expire on June 30, 2003 and June 30, 2004, respectively. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. The fair market value of these swaps was an unrecognized loss of $198 at December 31, 2002.

  Segment Data

        Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are principally engaged in one industry segment. See Note 17 with respect to significant customers. Substantially all of our revenue since inception has been generated in the United States and substantially all of our long lived assets are located in the United States.

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

  Reclassifications

        Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

  Earnings (Loss) Per Share

        The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase of 3,397,277 and 3,690,317 shares of common stock were not included in the 2001 and 2002 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

  Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, we have three stock-based compensation plans, which are described more fully in Note 13. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for our employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
Net income (loss):
As reported	$3,855	$(41,027)	$(77,875)
Pro forma	(3,321)	(46,848)	(84,881)
Basic net income (loss) per share:
As reported	$0.28	$(2.06)	$(3.67)
Pro forma	(0.24)	(2.35)	(4.00)
Diluted net income (loss) per share:
As reported	$0.25	$(2.06)	$(3.67)
Pro forma	(0.24)	(2.35)	(4.00)

  Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Our other comprehensive income (loss) was $29, $(58) and $(170) in 1999, 2001 and 2002, respectively, and is composed of unrealized gains and losses on available-for-sale securities and interest rate swaps and foreign currency translation amounts.

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

  Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an effect on our consolidated financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

        In January, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 applies to new entities that are created after the effective date, as well as existing entities. FIN 46 is effective to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under

FIN 46 should be used to account for existing and new entities. The Company currently believes the application of this standard will not have a material impact on our financial position.

3. RELATED PARTIES

        We have entered into a number of license, research and development agreements (the "Agreements") with corporate collaborators. Two agreements were entered into with Solvay Duphar B.V. ("Solvay") and Wyeth Pharmaceuticals ("Wyeth"). Revenue related to these Agreements is included in compound development revenue-related parties. Solvay has a representative currently on our Board of Directors, and Wyeth had a representative on our Board of Directors who resigned in January, 2002.

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 2001 and 2002:

		DECEMBER 31,
	MATURITY	2001	2002
U.S. Government obligations	Within 1 year	$5,000	$1,000
Corporate bonds	Within 18 months	49,742	44,343

		$54,742	$45,343

        At December 31, 2001 and 2002, marketable securities are carried at fair market value. Marketable securities totaling $51,070 and $45,343 are classified as current at December 31, 2001 and 2002, respectively, as the funds are highly liquid and are available to meet working capital needs and to fund current operations. We had approximately $3,672 in long-term marketable securities at December 31, 2001. The gross unrealized gains on marketable securities for the years ended December 31, 2001 and 2002 were $78 and $55, respectively.

5. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

		DECEMBER 31,
	USEFUL LIFE ESTIMATED (YEARS)
		2001	2002
Land	—	$6,487	$6,487
Buildings	30	14,230	14,230
Machinery and equipment	5	20,954	26,110
Leasehold improvements	3-20	26,752	27,788
Furniture and fixtures	7	1,701	1,736
Computer equipment	3	11,324	12,251
Construction-in-progress	—	1,225	138

		82,673	88,740
Less-accumulated depreciation and amortization		28,655	37,224

		$54,018	$51,516

See Note 10 related to restructuring charge for the write-off of leasehold improvements and equipment located in the Company's abandoned facilities.

6. ACQUISITION OF CAMITRO CORPORATION

        On January 29, 2001, we acquired Camitro Corporation, a privately held predictive modeling company based in Menlo Park, California, in a transaction accounted for as a purchase business combination. Pursuant to the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1,733 in cash in exchange for all of Camitro's outstanding shares and the assumption of all of Camitro's outstanding stock options and warrants. The merger transaction was valued at $84,268 based on our share price on the measurement date for the merger. The results of operations of Camitro, the estimated fair value of the assets acquired and liabilities assumed are included in our financial statements from the date of acquisition.

        The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date. Identifiable intangible assets were being amortized over their estimated useful life of seven years. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $29,699. This excess was classified as goodwill, which was being amortized on a straight-line basis over its estimated useful life of seven years through December 2001. Beginning in 2002, goodwill is no longer amortized, but instead tested annually for impairment. Our goodwill and acquired core technology assets were written-off in December 2002. See Note 7—Intangibles.

        The following table shows the allocation of the purchase price to acquired assets and liabilities for the acquisition of Camitro:

Current assets	$980
Property, plant and equipment, net	1,195
Intangible assets:
Acquired core technology	23,600
Assembled workforce	200
In-process research and development	18,000
Deferred compensation	12,552
Goodwill	29,699
Other assets	244
Short term liabilities	(1,442)
Long term liabilities	(760)

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

        The following unaudited pro forma financial summary is presented as if the operations or ArQule and Camitro were combined as of January 1, 2000 and January 1, 2001, respectively. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities. The following pro forma financial summary does not include the charge for in process research and development of $18,000 as this is a material non-recurring charge.

	YEAR ENDED DECEMBER 31,
	2000	2001
Revenue	$50,666	$58,396
Net loss	(15,842)	(23,849)
Basic and diluted net loss per share	$(0.93)	$(1.20)

7. INTANGIBLES

        Intangibles include the following:

	DECEMBER 31,
	2001	2002
Goodwill	$25,890	$—
Core technology	20,510	—

Total intangibles	$46,400	$—

        In connection with our acquisition of Camitro, we recognized amortization expense in 2001 of $4,013 and $3,091 related to goodwill and core technology, respectively. In January 2002, we adopted SFAS 142, and as a result did not amortize goodwill in 2002 in lieu of performing an annual assessment for impairment. In 2002, we recognized amortization expenses of $3,373 related to core technology.

        In conjunction with the adoption of SFAS 142, goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company has determined it consists of a single reporting unit. We completed the transitional goodwill impairment test as of January 1, 2002 by comparing the Company's fair value to its net assets, including goodwill. If the carrying value of the Company's net assets exceeds the Company's fair value the goodwill is impaired. Fair value is based on quoted market prices adjusted to provide for a control premium. The fair value of the reporting unit on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed as of the January 1, 2002 transition date. ArQule performed its annual assessment for 2002 as of July 1, 2002. That analysis also indicated that the fair value of the reporting unit exceeded the Company's net assets, including goodwill, and therefore we concluded that no impairment existed as of the annual assessment date.

        The following table represents the pro forma impact SFAS 142 would have had on our net loss per share had the standard been in effect in 2001:

	YEAR ENDED DECEMBER 31, 2001
	As Reported	Goodwill amortization adjustment	Pro Forma
Net loss	$(41,027)	$4,013	$(37,014)
Basic and diluted net loss per share	$(2.06)	$0.20	$(1.86)

        In addition to requiring transitional and annual assessments of goodwill impairment, SFAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances ("triggering event") indicate that the carrying value may not be recoverable. In December 2002, we announced a restructuring of operations resulting from our decision to cease further development of our ADMET predictive models and to close our facilities in Redwood City, California and Cambridge, United Kingdom. The Company concluded the restructuring charge was a triggering event and that the carrying value of our goodwill asset may be impaired. Accordingly, we conducted an impairment review as required under SFAS 142 as of December 31, 2002 and concluded that an impairment had occurred as of that date. To determine the amount of the impairment charge we calculated our implied goodwill as the difference between fair value of the reporting unit and the fair value of our assets and liabilities. We determined that the fair value of the reporting unit was significantly less than the fair value of our assets and liabilities, which implied goodwill was zero, and therefore recorded a non-cash impairment charge of $25,890 to write-off the entire carrying value as of December 31, 2002. This charge is included in operating costs and expenses within the statement of operations in 2002.

        The impairment analyses for the Company's core technology intangible asset and goodwill asset involved considerable judgment and use of several estimates, including: control premiums and projected cash flows of our ADMET predictive models. We used a control premium of 40% in determining the Company's fair value was based on an analysis of control premiums involved in acquisitions of companies of similar size and in similar industries. The cash flow assumptions for our ADMET predictive models were based on management's belief that there is no future potential cash flow associated with ArQule commercializing the ADMET models for third-party use or as the basis for a collaborative agreement. All of these estimates involve significant judgment by the Company's management. Although the estimates used reflect management's best estimates based upon all available evidence, the use of different estimates could have yielded different conclusions concerning the impairment of the core technology and goodwill assets.

        We performed an impairment assessment of the carrying value of the core technology in the fourth quarter of 2002 in light of our decision to cease development of the ADMET predictive modeling as a result of our inability to successfully commercialize these models and to generate any future cash flow. Based on this assessment, which included an analysis of management's estimates that there were no future cash flows resulting from these models, we concluded that the carrying value of the core technology was not recoverable, and accordingly took an impairment charge of $17,137 representing the entire remaining carrying value of our core technology.

8. OTHER ASSETS

        Other assets include the following:

	DECEMBER 31,
	2001	2002
Investment in unconsolidated affiliate	$5,000	$5,000
Security deposits	338	266
Other	60	—

Total other assets	$5,398	$5,266

        In July 2001, we purchased approximately 1.8 million preferred shares of a privately owned proteomics company for $5,000. This represented an approximately 8% ownership interest. We are accounting for this under the cost method as we do not exert significant influence in the company. This investment is included in other assets on the Consolidated Balance Sheet. We assess the fair value of this investment quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. At December 31, 2002, it was our judgement that the fair value of our investment was not less than the carrying value; therefore, the investment was not impaired and no write-down was necessary.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses include the following:

	DECEMBER 31,
	2001	2002
Accounts payable	$2,041	$3,631
Accrued payroll	2,627	1,678
Accrued professional fees	552	331
Accrued lease termination	800	400
Accrued restructuring	—	8,750
Other accrued expenses	1,495	1,417

	$7,515	$16,207

10. RESTRUCTURING CHARGE

        In December 2002, we announced a major restructuring of our operations whereby we ceased further development and commercialization of the ADMET predictive models and realigned our workforce to expedite the transition towards becoming a drug discovery company. The decision was precipitated by our inability to successfully commercialize the ADMET predictive modeling technology to generate incremental cash flow through either direct access fees or a predictive model based collaborative agreement.

        The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the termination of employees in these facilities and our Massachusetts facilities. The Company recorded a restructuring charge of $12,695, the components of which follows:

Termination benefits	$2,140
Facilities related	5,808
Property and equipment	3,799
Other charges	948

Total restructuring charges	$12,695

        Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce, in the following areas: 97 positions in research and development functions and 31 positions in administrative functions. Facility related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income. Property and equipment charges relate to the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less estimated proceeds from sale. Other charges include a $477,000 non-cash stock compensation charge related to ArQule's contractual obligation to remove all restrictions related to restricted stock of certain employees who were involuntarily terminated, plus contractual obligations which provide no future value to the Company and other miscellaneous costs associated with closing the California and United Kingdom operations. See Note 2—Significant Accounting Policies—Restructuring Charges for a discussion of our accounting policy for restructuring charges.

        Through December 31, 2002, ArQule had the following restructuring activity and remaining accruals:

	Restructuring Charges	Non-cash charges	Cash payments	Restructuring accrual at December 31, 2002
Termination benefits	$2,140	$—	$(111)	$2,029
Facilities related	5,808	392	—	6,200
Property and equipment	3,799	(3,714)	—	85
Other charges	948	(477)	(35)	436

Total restructuring accrual	$12,695	$(3,799)	$(146)	$8,750

        The Company eliminated 108 positions in December 2002; the remaining 20 positions will be eliminated by March 31, 2003. The remaining termination benefit costs will be paid in installments through April, 2003. Facility costs will be paid out through the remaining lease terms of the facilities, which extend through 2010.

        Accruals for abandoned property and equipment and facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate of up to $6.0 million. These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on management's analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate of up to $6.0 million. Conversely, if the space is subleased either earlier than estimated or if the sublease rate actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

11. DEBT

        In March 1999, we entered into a term loan agreement with Fleet National Bank ("Fleet"). The terms of this agreement allow for borrowings up to a maximum of $15,000 based on 80% of qualifying property and equipment purchases, provided that we comply with certain covenants, including the maintenance of specified financial ratios. Borrowings under this facility are classified as either "Tranche A" (term loans entered into before June 30, 1999) or "Tranche B" (term loans entered into between July 1, 1999 and June 30, 2000). Principal amounts due are payable in 16 equal quarterly installments beginning on September 30, 1999 and September 30, 2000 for "Tranche A" and "Tranche B" borrowings, respectively. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of this agreement and accrue at one month LIBOR plus 1.75%. We entered into an interest rate swap agreement with Fleet primarily to reduce the impact of changes in interest rates on our term loan agreement. At December 31, 2002 we had two interest rate swaps with notional amounts of $775 and $2,925 respectively. Under these agreements, we will pay Fleet at rates of 7.94% and 8.99%, respectively. Settlement accounting is used for these interest rate swaps which expire on June 30, 2003 and June 30, 2004, respectively. The impact on our financial position and results of operations from likely changes in interest rates is not material, as our hedging of transactions is limited to these specific liabilities. The fair market value of these agreements was an unrecognized loss of $198 at December 31, 2002. In March 2001, we amended and extended our term loan agreement with Fleet National Bank to borrow an additional $16,000 in order to finance our facility and land purchase ("Tranche C"). Principal amounts are payable in 16 equal quarterly installments beginning on April 1, 2001. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of the amended agreement. Interest accrues at the rate of one month LIBOR plus 175 basis points. On December 31, 2002 our interest rate on Tranche C was 3.13%. As of December 31, 2002, we had total outstanding balances of $775, $2,925 and $8,000, respectively, on our "Tranche A", "Tranche B" and "Tranche C" loans. This facility is collateralized by all of our property and equipment.

        On September 28, 2002, the Company amended its existing loan agreement with Fleet National Bank to allow for additional borrowing of up to $2.5 million to finance the build-out associated with its new leased facility in Redwood City, California. The incremental new borrowing is termed the "Facility Three Term Loan." Principal payments on the Facility Three Term Loan will be made in 36 monthly installments commencing on April 30, 2003. Interest payments will be made monthly in arrears beginning on the first day of the month following commencement of this agreement, and interest accrued at the rate of LIBOR plus 175 basis points, which was 3.13% on December 31, 2002. As of December 31, 2002, the Company had borrowed $2.5 million against the Facility Three Term Loan.

        Our principal amounts due under the term loan agreement are as follows:

YEAR ENDING DECEMBER 31	TRANCHE A	TRANCHE B	TRANCHE C	FACILITY THREE TERM LOAN
2003	$775	$1,950	$4,000	$625
2004	—	975	4,000	833
2005	—	—	—	833
2006	—	—	—	209

Total payments due	$775	$2,925	$8,000	$2,500

12. STOCKHOLDERS' EQUITY

  Preferred Stock

        We are authorized to issue up to one million shares of preferred stock. As of December 31, 2002 and 2001 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

  Common Stock

        Our amended Certificate of Incorporation authorizes the issuance of up to 50 million shares of $0.01 par value common stock.

        At December 31, 2002, we have 6,106,892 common shares reserved for purchase of common stock under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan, the Directors Plan and the options acquired from Camitro's Stock Plan.

13. STOCK OPTION PLANS

        During 2002, our stockholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the "Equity Incentive Plan") increasing the number of shares of common stock available for awards under the Equity Incentive Plan to 7,700,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2002, no stock appreciation rights have been issued. In September 2001, a sub-plan, known as the "2001 Inland Revenue Approved Sub-Plan" was added to the 1994 Amended and Restated Equity Incentive Plan and was approved by our Board of Directors. This plan grants Approved Stock Options to the employees of the United Kingdom from the Equity Incentive Plan available awards pool. During 2002,

13,659 Approved Stock Options were granted. At December 31, 2002, there were 2,125,486 shares available for future grant under the Equity Incentive Plan.

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

        Compensation expense for 2002 related to the acquired Camitro stock options that were unvested at the time of acquisition was $3,036. On December 13, 2002, the remaining former employees of Camitro were terminated in connection with the Company's closing of its Redwood City, California facility. As a result, all unvested Camitro stock options were canceled in accordance with the terms of the Plan, and the remaining balance of the deferred compensation was charged to additional paid-in capital.

        During 2002, our stockholders approved an amendment to the 1996 amended and restated Director Stock Option Plan (the "Director Plan") increasing the number of shares of common stock available for award under the Director Plan to 290,500. Under this plan, eligible directors are automatically granted once a year, at our annual meeting of stockholders, options to purchase 3,500 shares of common stock, which are exercisable on the date of grant. Upon initial election of an eligible director, options to purchase 7,500 shares of common stock will be granted which will become exercisable in three equal annual installments commencing on the date of our next annual stockholders' meeting held after the date of grant. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2002, options to purchase 187,500 shares of common stock have been granted under this plan of which 170,000 shares are currently exercisable. As of December 31, 2002, 103,000 shares are available for future grant.

        During 2000, 2001, and 2002 we issued 25,500, 10,000, and 10,000 options, respectively, to certain members of our Scientific Advisory Board under the Equity Incentive Plan. Compensation expense in 2000, 2001, and 2002 was $660, $129, and $72, respectively. Also during 2000, 2001, and 2002 compensation expenses of $220, $69, and $113, respectively, was recorded for employees who received non-qualified stock options at below fair market value on the date of grant. There is no remaining deferred compensation expense related to these grants at December 31, 2002.

        We apply APB No. 25 and related interpretations in accounting for employee grants under the Equity Incentive Plan. Had compensation cost been determined based on the estimated value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net loss, pro forma basic net loss per share and diluted net loss per share would have been as follows:

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
Net income (loss):
As reported	$3,855	$(41,027)	$(77,875)
Pro forma	(3,321)	(46,848)	(84,881)
Basic net income (loss) per share:
As reported	$0.28	$(2.06)	$(3.67)
Pro forma	(0.24)	(2.35)	(4.00)
Diluted net income (loss) per share:
As reported	$0.25	$(2.06)	$(3.67)
Pro forma	(0.24)	(2.35)	(4.00)

        For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 95% for 2000, 2001, and 2002; risk-free interest rates of 6.0% in 2000, 4.24% in 2001, and 3.85% in 2002; and expected lives of 4 years in 2000, 2001 and 5 years for 2002 for options granted.

        Option activity under the Plans for the three years ended December 31, 2002 was as follows:

STOCK OPTIONS	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding as of December 31, 1999	2,681,295	$6.83
Granted	597,658	18.05
Assumed in acquisition	69,887.55
Exercised	(758,403)	7.39
Cancelled	(183,362)	8.10

Outstanding as of December 31, 2000	2,407,075	9.50
Granted	1,112,875	13.83
Assumed in acquisition	150,718	1.27
Exercised	(122,112)	6.16
Cancelled	(151,279)	12.11

Outstanding as of December 31, 2001	3,397,277	10.18
Granted	1,011,092	11.84
Exercised	(130,739)	4.10
Cancelled	(587,313)	12.13

Outstanding as of December 31, 2002	3,690,317	$10.54

Exercisable as of December 31, 2002	2,071,233	$9.45

Weighted average estimated value of options granted during the year ended December 31, 2002		$8.75

        The following table summarizes information about options outstanding at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2002	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2002	WEIGHTED AVERAGE EXERCISE PRICE
$0.0000—2.8000	209,240	4.5	$0.89	162,365	$0.82
2.8001—5.6000	1,025,629	5.3	4.70	899,938	4.71
5.6001—8.4000	460,638	7.9	7.03	168,509	6.81
8.4001—11.2000	521,657	7.7	10.01	201,298	10.04
11.2001—14.0000	613,702	8.7	13.35	56,094	13.09
14.0001—16.8000	54,225	5.5	15.26	43,412	15.30
16.8001—19.6000	425,851	6.4	17.99	330,325	17.96
19.6001—22.4000	207,000	6.7	20.06	127,167	20.07
22.4001—25.2000	45,250	6.8	23.05	31,375	23.02
25.2001—28.0000	127,125	7.3	28.00	50,750	28.00

	3,690,317	6.8	$10.54	2,071,233	$9.45

        In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. As of December 31, 2002, 531,916 shares have been purchased pursuant to the Purchase Plan. In May 2002, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock which may be issued from 520,000 shares to 720,000 shares. As of December 31, 2002, there were 188,084 shares available for future sale under the Employee Stock Purchase Plan.

14. INCOME TAXES

        The current and deferred tax expenses for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002
Current:
Federal	$–	$–	$–
State	1	2	2
Foreign (U.K.)	–	32	5

	$1	$34	$7

	2000	2001	2002
Deferred:
Federal	$(140)	$–	$–
State	211	–	–
Foreign (U.K.)	–	–	–

	71	–	–
Valuation allowance	(71)	–	–

	$–	$–	$–

        Tax expense is included in marketing, general and administrative expense.

        The following is a reconciliation between the U.S. federal statutory rate and the effective rate for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002
Income tax benefit (expense) at statutory rate	$(1,311)	$13,949	$26,478
State tax benefit (expense), net of Federal
tax benefit (expense)	(390)	1,073	3,198
Permanent items	(3)	(6,130)	(8,824)
Effect of change in valuation allowance	(71)	(4,070)	(22,725)
Credits	1,774	1,456	1,060
Other	–	(6,312)	806

Tax expense	$(1)	$(34)	$(7)

        The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:

	DECEMBER 31,
	2000	2001	2002
Deferred tax assets:
Pre-operating costs capitalized for tax purposes	$164	$233	$183
Net operating loss carryforwards	11,417	20,037	24,702
Tax credit carryforwards	6,790	8,179	9,939
Equity based compensation	830	3,599	6,499
Book depreciation in excess of tax	411	(481)	(724)
Reserves and accruals	138	888	4,536
Deferred revenue	4,523	4,434	6,507
Other	6	27	(17)

	24,279	36,916	51,625
Valuation allowance	(24,279)	(28,746)	(51,625)
Deferred tax liabilities:
Intangible asset	—	(8,170)	—

Net deferred tax assets	$—	$—	$—

        Of the $51,625 valuation allowance at December 31, 2002, $6,162 relating to deductions for nonqualified stock options will be credited to paid-in capital, if realized.

        As of December 31, 2001, we had federal net operating loss ("NOL") and research and development credit carryforwards of approximately $65,804 and $5,968, respectively, which can be used to offset future federal income tax liabilities and expire at various dates through 2022. As required by Statement of Accounting Standards No. 109, we evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research & development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $51,625 has been established at December 31, 2002.

        Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

15. COLLABORATIONS

  Pharmaceutical Collaborations

        Pfizer.    Our largest collaboration is with Pfizer, Inc. Since the inception of this relationship in 1999, we have managed and staffed a facility that produces collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement ("new agreement"). With this expansion Pfizer and ArQule scientists work more closely on idea generation and library design. Pfizer has also committed to undertake one lead optimization program with ArQule and has direct access to our library design tools on a non-exclusive basis.

        If our relationship with Pfizer is successful, we could earn up to $345 million over the term of the contract. As of December 31, 2002, we have received $132.1 million from Pfizer since inception of this relationship in 1999. As of December 31, 2002, we have received $52.6 million since we expanded this contract in December 2001. Pfizer made a $10 million equity investment in our company in

December 2001 and made another $5 million equity investment based on our achieving 2002 production goals in March 2003. Pfizer may make additional investments totaling $3 million depending on the achievement of certain delivery milestones. Pfizer may terminate the new agreement after four years from its inception for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.

        Bayer.    In October 1999, we entered into a three-year collaboration with Bayer AG to produce large collections of compounds designed exclusively for Bayer in accordance with its specifications. We refer to such collections as Custom Array libraries. In December 2002, we extended the production period until September 30, 2003. Bayer will own all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3 million upfront payment and will receive up to an additional $27 million during the term of the agreement for delivery and success fees. As of December 31, 2002, we have received $26.8 million under this agreement. Bayer will pay no milestones or royalties to us on compounds that they develop and market.

        Sankyo.    In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping Array Program. The program involved a large collection of compounds provided on a non-exclusive basis to several pharmaceutical companies as a tool to discover new lead compounds. Sankyo also committed to a minimum number of Directed Array Programs during the term of the agreement. In April 2001, we extended our agreement with Sankyo through June 2004 to include access to the Compass Array libraries, which are a subset of the Mapping Arrays, in addition to continuing to use our Directed Array Program, which involves a target-focused library. The total value of the extended agreement is up to $14.8 million in committed payments of which, as of December 31, 2002, we have received $13.3 million. To date, we have not received any milestone or royalty payments under this agreement.

        Solvay.    In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Array and Directed Array Programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals, B.V., which became effective on January 1, 2001. The amended agreement extends the collaboration through December 31, 2003. Under the amended agreement, Solvay receives our Compass Array libraries and continues to access our Directed Array Programs. We received a total of $18.1 million under the original agreement. Solvay is committed to make additional payments totaling $2.5 million under the amended agreement. As of December 31, 2002, we have received $20.6 million under these agreements. Solvay must also make additional payments if we achieve certain development milestones and pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments; however, one of our compounds is in preclinical development with Solvay. In connection with the original collaboration, signed in November 1995, an affiliate of Solvay, Physica B.V., made a $7 million equity investment in ArQule.

        GlaxoSmithKline.    In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline received access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. GlaxoSmithKline elected to terminate the agreement in November 2002, before the end of the five-year term. As of December 31, 2002, we have received $1.5 million under this collaboration. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.

        Pharmacia.    We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array Programs for use in the development of agrochemicals. In January 2000, we expanded this collaboration to cover life science applications, including pharmaceutical use by Monsanto's G.D. Searle division, and extended the term until December 2002. We also agreed to provide Monsanto with Compass Array and Mapping Array libraries through 2001 and Compass Array libraries only through December 2002. In addition, we converted the Monsanto agrochemical Directed Array Program into a credit for pharmaceutical lead optimization services. Pharmacia has made payments totaling $12.7 million under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. On June 30, 2000, in connection with the merger between Monsanto and Pharmacia, we replaced our existing collaboration agreement with a new collaboration agreement with G.D. Searle & Co., a division of Pharmacia. The financial terms of the new agreement are substantially the same as the prior agreement. However, we expanded the scope of the agreement to enable Pharmacia and its affiliates to screen our compounds, which may result in milestone and royalty payments in the future. In March 2002, we entered into a one-year technical access agreement with Pharmacia Corporation which granted Pharmacia non-exclusive access to our proprietary ADMET simulation technology. In March 2003, we extended the technical access agreement to June 30, 2003 and gave Pharmacia an option to extend it an additional three months. As of December 31, 2002, we have recorded $750 of deferred revenue related to this agreement which we will recognize over the remaining term of the agreement.

        Wyeth Pharmaceuticals.    In July 1997, we entered into a four and one half year agreement with Wyeth Pharmaceuticals ("Wyeth"). Under this agreement, Wyeth subscribed to our Mapping Array and Directed Array Programs. We discontinued our Mapping Array Program as of 2002, and as a consequence and in agreement with Wyeth, we did not renew our collaboration. Wyeth has continuing rights to screen the compounds from the Mapping and Directed Array Programs and continuing obligations to pay us development milestones and royalties from the sales of products resulting from compounds we shipped during the collaboration. Wyeth has selected a compound from the Directed Array Program for its development pipeline and, on October 8, 2002 made a milestone payment to us in connection therewith. As of December 31, 2002 we have received $26.4 million under this agreement.

        Johnson & Johnson.    In December 1998, we entered into a three-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array Program. We discontinued our Mapping Array Program as of 2002, and, as a consequence and in agreement with R.W. Johnson, we did not renew our collaboration. As of December 31, 2002, we have received $9.0 million under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments.

  Biotechnology Collaborations

        Genome Therapeutics Corporation.    On October 17, 2000, we entered into a collaborative drug discovery agreement with Genome Therapeutics Corporation to discover and develop anti-infective drug candidates. Under the agreement, we used our Parallel Track Drug Discovery Program to screen and optimize compounds against a significant number of proprietary validated anti-infective targets which Genome Therapeutics has derived from its PathoGenome™ Database. In July 2002, Genome Therapeutics Corporation nominated two anti-infective lead compound series for optimization arising out of its collaboration with us. By screening our chemical compounds against genomic targets identified by Genome Therapeutics, the companies were able to identify several novel small molecule compound series.

        In July 2002, we decided to cease our efforts in this collaboration in order to focus on our wholly-owned drug discovery programs. As a result we and Genome Therapeutics have restructured our business relationship. The companies agreed upon a method for allocation of the intellectual property and other results of own collective efforts. Each company will take full operational and financial responsibility for advancing through optimization and clinical development the respective lead compounds it selects, if any. In addition, each of the parties will share in future milestone, royalty and up-front payments resulting from the out licensing of clinical candidates or later stage compounds.

        ACADIA Pharmaceuticals.    On December 18, 2000, ArQule and ACADIA Pharmaceuticals entered into a drug discovery collaboration. Under the agreement, ACADIA combined its functional genomics platform with ArQule's Parallel Track Drug Discovery Program to discover novel small-molecule drug candidates directed at individual G-protein coupled receptor (GPCR) targets. The companies shared intellectual property resulting from the collaboration. Under the agreement, the companies will share any revenues resulting from the commercialization of joint drug discovery programs. In addition to these joint drug discovery programs, each company will receive exclusive rights to certain compounds that the companies have decided not to develop in a joint drug discovery program, subject to a royalty payment to the other party. In July 2002, we decided to cease our efforts on this collaboration in order to focus on our internal drug discovery programs.

16. COMMITMENTS

  Leases

        We lease facilities and equipment under non-cancelable operating leases. At December 31, 2002, the minimum lease commitments for all leased facilities and equipment are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2003	$2,958
2004	2,868
2005	2,907
2006	1,844
2007	1,100
Thereafter	2,533

Total minimum lease payments	$14,210

        Included in the total minimum payments for operating leases is approximately $8,433 related to abandoned real estate which was accrued as a liability as a part of the Company's restructuring charges in 2002 (see Note 10).

        Rent expense under non-cancelable operating leases was approximately $2,228, $1,863 and $2,503 for the years ended December 31, 2000, 2001 and 2002, respectively.

        We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC ("Cummings") under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

        On August 1, 2001, Cummings significantly raised ArQule's rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement.

Accordingly, on January 16, 2002, we brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings' attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $1.1 million to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease.

        In November 2002, the FASB issued FIN No. 45 which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of an agreement that we have determined is within the scope of FIN No. 45.

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Fin No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

17. CONCENTRATION OF CREDIT RISK

        Revenues from three of our customers accounted for 60%, 12%, and 11% of total revenues during 2000. Revenues from two of our customers accounted for 62% and 16% of total revenues during 2001. Revenue from two of our customers accounted for 74% and 14% of total revenue during 2002. Three of our customers accounted for 33%, 30% and 16% of our accounts receivable balance at December 31, 2001. There were no significant customer accounts receivable balances at December 31, 2002. We do not require collateral on accounts receivable balances.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2002
Net revenues	$13,968	$16,231	$16,459	$16,154
Gross profit	5,694	7,432	7,095	7,360
Net loss	(8,375)	(4,928)	(5,468)	(59,104)
Net loss per share, (diluted)	$(0.40)	$(0.23)	$(0.26)	$(2.78)
2001
Net revenues	$13,941	$13,672	$14,334	$16,449
Gross profit	7,410	6,991	6,568	7,986
Net loss	(20,256)	(6,121)	(7,539)	(7,111)
Net loss per share, (diluted)	$(1.07)	$(0.31)	$(0.37)	$(0.35)
2000
Net revenues	$10,388	$12,084	$13,785	$14,039
Gross profit	4,982	6,767	8,744	8,460
Net income (loss)	(1,342)	609	2,978	1,610
Net income (loss) per share, (diluted)	$(0.10)	$0.04	$0.20	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report of Form 8-K and the remainder is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Election of Directors" in the our Proxy Statement relating to our 2003 Annual Meeting of Stockholders scheduled for May 21, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference into this Annual Report of Form 10-K from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders.

        The equity compensation plan information required by Item 201(d) of Regulation S-K is hereby incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation" in Part III, Item 11 of this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on the evaluation, the President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS The financial statements are listed under Item 8 of this report.
2.	FINANCIAL STATEMENT SCHEDULES
The financial statement schedules listed under Item 8 of this report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.
(b)	REPORTS ON FORM 8-K DURING FOURTH QUARTER OF 2002 None.
(c)	EXHIBITS
EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger among the Company, Camitro Acquisition Corporation, Camitro Corporation, and certain stockholders of Camitro Corporation dated as of January 16, 2001. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
3.1.1
Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2
Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1*
Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10.2*
Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058)and incorporated herein by reference.
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
10.6.1+
Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as exhibit 10.1 to the Company's Quarterly report of Form 10-Q for the quarter ended March 31, 2001(File No. 000-21429) and incorporated herein by reference.
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
10.20+
Amendment No. 1 to Research and License Agreement between the Company and Roche Bioscience, a division of Syntex, Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
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

10.24.6.1
Amendment to Mortgage between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.6 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No.000-21429) and incorporated herein by reference.
10.24.7
Second Loan Modification Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.7 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.8
Security Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.8 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
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
10.32+
Technology Transfer and License Agreement between the Company and Amersham Pharmacia Biotech A.B. dated July 10, Report on Form 10-Q for the Quarter ended June 30, 2000 (File No. 000-21429) and incorporated herein by reference.
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
10.39+
Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.40
Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10.41
Consulting agreement between the Company and Michael Rosenblatt, MD dated May 1, 2002. Filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.42	Employment Agreement between the Company and J. David Jacobs, dated June 4, 2001.
10.43	Employment Agreement between the Company and Andrew Uprichard, dated May 28, 2002.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1	Certificate of the Chief Executive and Chief Financial Officers.

*
Indicates a management contract or compensatory plan.

+
Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on March 27, 2003.

ARQULE, INC.
By:	/s/ STEPHEN A. HILL Stephen A. Hill President and Chief Executive Officer
Signature	Title	Date

/s/ STEPHEN A. HILL Stephen A. Hill	President, Chief Executive Director (Principal Executive Officer)	March 27, 2003
/s/ DAVID C. HASTINGS David C. Hastings	Vice President, Chief Financial Treasurer (Principal and Principal Accounting Officer)	March 27, 2003
/s/ LAURA AVAKIAN Laura Avakian	Director	March 27, 2003
/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 27, 2003
/s/ WERNER CAUTREELS Werner Cautreels	Director	March 27, 2003
/s/ ARIEL ELIA Ariel Elia	Director—Chairman	March 27, 2003
/s/ TUAN HA-NGOC Tuan Ha-Ngoc	Director	March 27, 2003
/s/ MICHAEL ROSENBLATT Michael Rosenblatt	Director	March 27, 2003
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	March 27, 2003

CERTIFICATIONS

        I, Stephen A. Hill, certify that:

1.
I have reviewed this annual report on Form 10-K of ArQule, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ STEPHEN A. HILL Stephen A. Hill President and Chief Executive Officer

CERTIFICATIONS

        I, David C. Hastings, certify that:

1.
I have reviewed this annual report on Form 10-K of ArQule, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ DAVID C. HASTINGS David C. Hastings Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger among the Company, Camitro Acquisition Corporation, Camitro Corporation, and certain stockholders of Camitro Corporation dated as of January 16, 2001. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
3.1.1
Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2
Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1*
Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10.2*
Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058)and incorporated herein by reference.
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
10.6.1+
Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as exhibit 10.1 to the Company's Quarterly report of Form 10-Q for the quarter ended March 31, 2001(File No. 000-21429) and incorporated herein by reference.

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
10.20+
Amendment No. 1 to Research and License Agreement between the Company and Roche Bioscience, a division of Syntex, Inc., dated as of September 30, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
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
10.24.6.1
Amendment to Mortgage between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.6 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No.000-21429) and incorporated herein by reference.
10.24.7
Second Loan Modification Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.7 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.

10.24.8
Security Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.8 to the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
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
10.32+
Technology Transfer and License Agreement between the Company and Amersham Pharmacia Biotech A.B. dated July 10, Report on Form 10-Q for the Quarter ended June 30, 2000 (File No. 000-21429) and incorporated herein by reference.
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
10.39+
Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.40
Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10.41
Consulting agreement between the Company and Michael Rosenblatt, MD dated May 1, 2002. Filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.42	Employment Agreement between the Company and J. David Jacobs, dated June 4, 2001.
10.43	Employment Agreement between the Company and Andrew Uprichard, dated May 28, 2002.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1	Certificate of the Chief Executive and Chief Financial Officers.

*
Indicates a management contract or compensatory plan.

+
Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
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