Form 10-Q
period 2003-03-31
ARQULE INC
filed 2003-05-15
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003	Commission File No. 000-21429

ArQule, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Number of shares outstanding of the registrant’s Common Stock as of May 5, 2003:

Common Stock, par value $.01	23,405,278 shares outstanding

ArQule, Inc.

Quarter Ended March 31, 2003

ArQule, Inc.

Consolidated Balance Sheet (Unaudited)
(In thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,659	$40,283
Marketable securities	41,207	45,343
Accounts receivable	2,023	126
Prepaid expenses and other current assets	3,401	2,545

Total current assets	88,290	88,297

Property and equipment, net	48,978	51,516
Other assets	5,266	5,266
	$142,534	$145,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,145	$16,207
Current portion of long-term debt	7,171	7,350
Deferred revenue	8,771	10,564

Total current liabilities	27,087	34,121

Long-term debt	5,154	6,850
Deferred revenue	12,374	10,393

Total liabilities	44,615	51,364

Stockholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,330,228 and 21,373,848 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	233	214
Additional paid-in capital	248,326	243,285
Accumulated other comprehensive income	(305)	(199)
Accumulated deficit	(150,335)	(149,585)
Total stockholders’ equity	97,919	93,715
	$142,534	$145,079

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Compound development revenue	$15,653	$13,252
Compound development revenue – related party	—	716
Total revenue	15,653	13,968

Costs and expenses:
Cost of revenue	9,333	8,054
Cost of revenue – related party	—	220
Research and development	4,567	8,150
Marketing, general and administrative	2,647	3,664
Stock-based compensation	—	1,767
Amortization of intangibles	—	844
Total costs and expenses	16,547	22,699

Loss from operations	(894)	(8,731)

Net investment income	144	356

Net loss	$(750)	$(8,375)

Basic and diluted net loss per share	$(0.03)	$(0.40)

Weighted average common shares outstanding – basic and diluted	21,691	21,082

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(750)	$(8,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,800	2,332
Amortization of deferred compensation	—	1,767
Amortization of intangible assets	—	844
Changes in operating assets and liabilities:
Accounts receivable	(1,896)	728
Prepaid expenses and other current assets	(858)	(354)
Accounts payable and accrued expenses	(4,979)	(591)
Deferred revenue	188	4,279

Net cash provided by (used in) operating activities	(5,495)	630

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,640)	(12,491)
Proceeds from sale or maturity of marketable securities	10,758	14,213
Additions to property and equipment	(287)	(1,797)

Net cash provided by (used in) investing activities	3,831	(75)

Cash flows from financing activities:
Principal payments of long-term debt	(1,875)	(1,875)
Proceeds from issuance of common stock	5,061	189

Net cash provided by (used in) financing activities	3,186	(1,686)

Effect of foreign exchange rates on cash and cash equivalents	(146)	—

Net increase/(decrease) in cash and cash equivalents	1,376	(1,131)
Cash and cash equivalents, beginning of period	40,283	43,260

Cash and cash equivalents, end of period	$41,659	$42,129

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

ArQule, Inc. is engaged in the discovery, development and production of novel chemical compounds. Our operations are focused on the integration of high-throughput automated chemistry, structure-guided rational drug design, and other proprietary technologies that automate the process of chemical synthesis to produce arrays of novel small organic chemical compounds used to generate and optimize drug candidates.  We provide our compounds and research to pharmaceutical and biotechnology companies on a fee-for-services basis, in addition to our internal drug discovery and development efforts.

Presently we have an early-stage pre-clinical pipeline of drug candidates. To accelerate our opportunities in drug discovery and development we are pursuing a strategy to obtain a clinical portfolio of therapeutic compounds.  This could include in-licensing opportunities, acquisitions or internally building in-house biological or therapeutic scientific expertise in a focused area.

We are subject to risks common to companies in the biotechnology, medical services and diagnostics industries, including but not limited to, development by the company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2.  Basis of Presentation

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.  The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2003, and the results of our operations for the three months ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income.  Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net loss.  Other comprehensive income includes unrealized gains and losses on our available-for-sale securities and interest rate swaps and foreign currency translation amounts.  Total comprehensive income consisted of the following at March 31 ($000s):

	2003	2002_
Net loss	$(750)	$(8,375)
Unrealized gain(loss) on marketable securities and interest rate swaps	66	(6)
Foreign currency translation adjustments	(172)	(132)
Comprehensive loss	$(856)	$(8,513)

4.  Restructuring Charge

In December 2002, we recorded restructuring charges of $12.7 million in connection with our decision to cease further development and commercialization of our in silico predictive models and realign our workforce to expedite the transition towards becoming a drug discovery and development company.  The restructuring actions included closing our facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), along with the termination of employees in these facilities and certain employees in our Massachusetts facilities.  The components of the restructuring charges included:  $2.1 million associated with the elimination of 128 managerial and staff positions worldwide; $5.8 million related to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income; $3.8 million associated with the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefits at the abandoned facilities; and $0.9 million of other charges primarily related to contractual obligations that no longer provide future value to the company and other costs associated with closing the California and United Kingdom operations.

Current quarter activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of December 31, 2002	1st Quarter Payments	Balance as of March 31, 2003

Termination benefits	$2,029	$(1,789)	$240
Facility related	6,200	(364)	5,836
Property and equipment	85	—	85
Other charges	436	(31)	405

Total restructuring accrual	$8,750	$(2,184)	$6,566

As of March 31, 2003, all employee terminations are complete and substantially all remaining termination benefits will be paid by April 30, 2003.  Facility costs will be paid out through the remaining lease term of the facilities, which extends through 2010, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment on favorable terms.

5.  Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include stock options.  Options to purchase 4,014,953 and 3,959,952 shares of common stock were not included in the March 31, 2002 and March 31, 2003 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three months ended March 31,
	2003	2002

Net loss ($000s):
Net loss as reported	$(750)	$(8,375)
Add: Stock based employee compensation expense included in reported net loss	—	1,767
Less: Total stock-based employee compensation under the fair value method of SFAS 123	(3,668)	(6,134)
Pro forma net loss	$(4,418)	$(12,742)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.40)
Pro forma	$(0.20)	$(0.60)

For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 95% for 2002 and 2003; risk-free interest rates of 3.85% in 2002 and 2003; and expected lives of five years for 2002 and 2003 for options granted.

6.  Contingencies

Medford Lease

ArQule leases approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration.  The Company leases this facility from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of this facilities pursuant to two sublease agreements.

On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006.  The Company believes this increase to be in excess of that which is permissible under the lease agreement.  Accordingly, on January 16, 2002, the Company brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates.  Nevertheless, during the pendency of this dispute, the Company is paying the rental rates proposed by Cummings.  The Company seeks recovery of the funds that it has already paid, and is paying, under protest.  If the Company is unsuccessful in its claim against Cummings and must pay all or a portion of the rental expense increase currently proposed by Cummings it may be required to record an additional expense of up to approximately $ 1.1 million to record the difference between its contractual rental payments and contractual subcontract rental income over the remaining period of the lease.

Investment

In July 2001, the Company purchased an 8% ownership share in a privately-held proteomics company (the “Investment”) for $5 million.  The Company is accounting for the Investment under the cost method since the Company does not exert significant influence in the Investment.  ArQule assesses its investments for impairment each quarter, and if an investment is other than temporarily impaired, ArQule will write the investment down to its fair value and record a corresponding impairment charge. The Investment is included in “other assets” in the Consolidated Balance Sheet.

7.  Subsequent Event

On May 2, 2003, ArQule entered into an agreement to sell certain assets of its former operations in the United Kingdom for £124,000, to out-license certain intellectual property in exchange for future royalty payments, to in-license improvements to such intellectual property, and effectively to assign our facility lease obligation.  The transaction, the closing of which is subject to certain contingencies, is expected to close by June 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since our inception we have primarily provided fee-based chemistry services to pharmaceutical and biotechnology companies to produce and develop novel chemical compounds with commercial potential.  We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation.  In addition, we are pursuing a number of internal drug discovery programs.

Our current goal is to continue to provide a high level of service and commitment to our existing collaborators while we use our chemistry experience and expertise and unique technology platform to transition ArQule from a chemistry-based services company to a drug discovery and development company.  Our strategy to achieve this transition is to develop, test and validate our chemistry expertise and technology platform internally and through collaboration with pharmaceutical partners.  In the future we hope to increase the extent to which ArQule shares in the economic benefit of our partners’ drug development.  Accordingly, we may offer collaboration models that are potentially more lucrative but riskier to us in that the scientific outcomes for which we would be compensated, typically developmental milestones, will be less predictable than production goals or fee-based chemistry services.  At the same time, we plan to apply our lead generation and optimization expertise and technology to internal drug discovery efforts by generating and optimizing our own lead compounds with the aim of out-licensing or selling drug candidates upon completion of Phase I and, possibly, Phase II clinical trials.  In addition, we will explore strategic options that could allow us to obtain a clinical portfolio in a biological or therapeutic area.  This could include in-licensing opportunities, acquisitions or internally building a scientific competence in a biological or therapeutic area.

Our revenues have historically been generated primarily through our collaborative agreements for production and delivery of compound arrays and other research and development services.  Under many of these collaborative agreements we are also entitled to receive milestone and royalty payments if the customer develops products resulting from the collaboration.  To date, we have received three milestone payments and no royalty payments.  In addition, we have not yet received any milestone or royalty revenue from our joint discovery programs with biotechnology companies or academic institutions, or from our internal drug discovery programs.  We anticipate our revenues will decrease in 2003 compared to 2002 as we intensify our transition to become a drug discovery and development company.  We do not anticipate any revenue from our internal drug development program until the successful completion of clinical trials at least through Phase I, which may take several years or which may never take place or be successfully completed.  Our performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on our expanding or continuing existing collaborations, entering into additional corporate collaborations, and receiving future milestones and royalty payments, all of which are difficult to anticipate.  See discussion of our revenue recognition policy in the Critical Accounting Policies contained in the Company’s annual report on Form 10-K filed on March 31, 2003.

As we further our transition to become a drug discovery and development company we intend to establish an area of focus in certain therapeutic areas or target classes by acquisition, in-licensing or developing internal expertise.  Such transactions could allow us to move more quickly toward developing candidates for clinical trials.  We may also continue to invest in technology to enhance or expand our capabilities in drug discovery.  Investments of this nature may result in near-term earnings fluctuations or impact the magnitude of profitability or loss.

We have incurred a cumulative net loss of $150 million from inception through March 31, 2003.  Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the associated administrative costs required to support those efforts, and from the cost of acquisitions.  We were not profitable in 2001 or 2002, and we expect that we will not be profitable in 2003. Our ability to achieve sustained profitability is dependent on a number of factors, all of which are difficult to anticipate, including: our ability to perform under our collaborations at the expected cost, expansion or continuation of existing collaborations; timing of additional investments in technology; our ability to make acquisitions and to integrate their operation with our own; and the realization of value from the development and commercialization of products in which we have an economic interest.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance.  These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements also may be included in other statements that we make.  All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, or “anticipates” or similar terminology.  Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the executions of new collaborative agreements and other factors relating to our growth.  Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if negotiations with potential collaborators are delayed or unsuccessful, if our planned transition to a drug discovery and development company takes longer or is more expensive than we anticipated or if other assumptions prove incorrect.  As such, actual results could differ materially from those currently anticipated.

RESTRUCTURING CHARGE

In December 2002, we recorded restructuring charges of $12.7 million in connection with our decision to cease further development and commercialization of our in silico predictive models and realign our workforce to expedite the transition towards becoming a drug discovery company.  The restructuring actions included closing our facility in Redwood City, California effective December 31, 2002 and Cambridge, United Kingdom effective March 31, 2003, along with the termination of employees in these facilities and certain employees in our Massachusetts facilities.  The components of the restructuring charges included:  $2.1 million associated with the elimination of 128 managerial and staff positions worldwide; $5.8 million related to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income; $3.8 million associated with the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefits at the abandoned facilities; and $0.9 million of other charges primarily related to contractual obligations that no longer provide future value to the company and other costs associated with closing the California and United Kingdom operations.

Current quarter activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of December 31, 2002	1st Quarter Payments	Balance as of March 31, 2003

Termination benefits	$2,029	$(1,789)	$240
Facility related	6,200	(364)	5,836
Property and equipment	85	—	85
Other charges	436	(31)	405

Total restructuring	$8,750	$(2,184)	$6,566

As of March 31, 2003, all employee terminations are complete and substantially all remaining termination benefits will be paid by April 30, 2003.  Facility costs will be paid out through the remaining lease term of the facilities, which extends through 2010, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment on favorable terms.

RESULTS OF OPERATIONS

Three months (“Q1”) ended March 31, 2003 and 2002:

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Revenue	$15.7	$14.0	$1.7	12%

The increase in revenue reflects increased revenues under the expanded Pfizer contract, partially offset by reductions in revenue from Wyeth, Solvay, GlaxoSmithKline and Johnson & Johnson as these programs wind down.  For full year 2003, we anticipate revenues decreasing slightly from 2002 levels as we make the transition to a drug discovery and development company. We do not anticipate deriving revenue from our internal drug discovery programs until the successful completion of clinical trials at least through Phase I, which may take several years or which may never take place or be successfully completed.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Cost of revenue	$9.3	$8.3	$1.1	12%
Gross margin % of revenue	40.4%	40.8%	—	—

The increase in cost of revenue reflects the net increase in revenue during the period, in particular increased costs for labor, laboratory supplies and depreciation to satisfy the Pfizer and Bayer collaborations.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Research and development	$4.6	$8.2	$(3.6)	44%

The decrease in research and development reflects the cost savings associated with the Company’s decision in December 2002 to cease further development of its in silico predictive models and to close its facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), and to realign its workforce to expedite its transition to a drug discovery and development company.  The significant components of the period-over-period reduction included lower employee-related charges of $2.6 million due to the severance of 78 research and development employees and lower laboratory, supply and facility costs of $1.3 million due to the reduced research and development activities and the closing of the Redwood City facility, all partially offset by an increase in depreciation expense of $287,000 as the Company accelerated the depreciation of its United Kingdom based fixed assets to coincide with the closing of that operation on March 31, 2003.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Marketing, general and administrative	$2.6	$3.7	$(1.0)	(28%	)

The decrease is primarily due to a $1.2 million reduction in employee-related charges related to the severance of 31 marketing, general and administrative employees as part of the Company’s restructuring actions in December 2002, partially offset by $448,000 of additional consulting expenses in Q1 2003 related to the Company’s evaluation of various strategic opportunities.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Stock-based compensation	—	$1.8	$(1.8)	(100%	)
Amortization of intangibles	—	.8	(.8)	(100%	)
Total acquisition-related charges	—	$2.6	$(2.6)	(100%	)

Acquisition-related charges pertain to the January 2001 acquisition of Camitro Corporation.  In 2002, all remaining stock-based deferred compensation related to the issuance of stock options below market value and restricted stock to former employees of Camitro had been either recognized based on the vesting of the underlying security or forfeited; therefore, there is no stock-based compensation expense in 2003.  Amortization of intangibles in 2002 related to the amortization of acquired core technology.  At December 31, 2002, we assessed the recoverability of our core technology balance and, based on the applicable accounting standards, recorded a full impairment charge; therefore there is no amortization of intangibles in 2003.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Interest income	$0.3	$0.6	$(0.3)	(49%	)
Interest (expense)	(0.2)	(0.3)	(0.1)	(35%	)
Net investment income	$0.1	$0.4	$(0.2)	(60%	)

The decrease in interest income is due to lower interest rates and lower average principal balances of cash and marketable securities.  The lower interest expense is also related to lower interest rates and reduced principal of debt outstanding.

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Net loss	$0.8	$8.4	$(7.6)	(91%	)

The reduction in net loss relates to the increase in revenue in Q1 2003, primarily due to the contract with Pfizer, reductions in research and development and marketing general and administrative, both of which benefited from savings that resulted from the Company’s restructuring initiatives in December 2002, and lack of acquisition charges recorded in Q1 2003 compared with acquisition related charges of $2.6 million in Q1 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Q1 2003	Q1 2002	Increase/(Decrease)
			$	%
		(in millions)
Cash, cash equivalents and marketable securities	$82.9	$95.0	$(2.1)	(13%	)
Working capital	61.2	65.7	(4.5)	(7%	)
Cash flow from:
Operating activities	(5.5)	0.6	(6.1)	nm
Investing activities	3.8	(0.1)	3.9	nm
Financing activities	3.2	(1.7)	4.9	nm

nm = not meaningful

Cash and cash equivalents used in operating activities of $5.5 million was comprised of an unfavorable net change in operating assets and liabilities of $7.5 million due to the timing of payments received from corporate collaborators and the payment of accrued restructuring charges and other accrued liabilities, partially offset by a source of $2.0 million from operating activities excluding non-cash depreciation charges.

Cash provided by investing activities of $3.8 million was comprised of net proceeds from the sale or maturity of marketable securities of $4.1 million, partially offset by capital additions of $287,000.

Cash provided by financing activities of $3.2 million is due to a $5.0 million equity investment by Pfizer Inc, partially offset by $1.9 million of debt principal repayments.  The Pfizer investment was made as required under the terms of the Pfizer collaboration agreement as a result of ArQule successfully meeting its specified contractual production goals for 2002.

We anticipate that our balances of cash, cash equivalents and marketable securities will change frequently as a result of the Company’s constant evaluation of conditions in financial markets and the timing of specific investments.

The Company’s future minimum lease commitments in all locations under non-cancelable operating leases for facilities and equipment as of March 31, 2003 are as follows (in thousands):

Remainder of 2003	$2,223
2004	2,868
2005	2,907
2006	1,844
2007	1,100
2008	1,144
Thereafter	1,388

Total minimum lease payments	$13,474

Included in the total minimum payments for operating leases is approximately $8.2 million related to abandoned real estate, which was accrued as a liability, net of assumed sublease income, as part of the Company’s restructuring charges in December 2002.

We expect that our available cash and marketable securities, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for the next several years.  We have been cash flow positive from operations for the last four consecutive years, and coupled with our existing cash and marketable securities, we believe that even without additional funding we would have sufficient funds to operate for at least the next several years.  Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and costs associated therewith and other factors.  We cannot guarantee that we will be able to obtain additional customers for our products and services, or that such products and services will produce revenues adequate to fund our operating expenses.  If we experience increased losses, we may have to seek additional financing from public or private sale of our securities, including equity securities.  There can be no assurance that additional funding will be available when needed or on acceptable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our use of derivative financial instruments is limited to the utilization of two interest rate swap agreements.  Settlement accounting is used for these interest rate swaps, which have notional amounts of $387,500 and $2,437,500 and expire on June 30, 2003 and June 30, 2004, respectively.  Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations.  The fair market value of these swaps at March 31, 2003 was an unrecognized loss of $115,000, and is included in accrued liabilities.

See Notes 2 and 11 to the consolidated financial statements in ArQule’s 2002 Annual Report on Form 10-K filed March 31, 2003 for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 2003 due to the short-term maturities of these instruments.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on the evaluation, the President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of the evaluation.

ArQule, Inc.

PART II - OTHER INFORMATION

Item 1 – Legal Proceeding.

This information as set forth in Note 5 of “Notes to Consolidated Financial Statements,” appearing in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 2 – Changes in Securities and Use of Proceeds.  None.

Item 3 – Defaults Upon Senior Securities.  None.

Item 4 – Submission of Matters to a Vote of Security Holders.  None.

Item 5 – Other Information.  None.

Item 6(a) – Exhibits:

Exhibits	Description

10.24.9	Third Loan Modification Agreement between Fleet National Bank and the Company dated February 12, 2003

99.2	Certificate of the Chief Executive and Chief Financial Officers.

Item 6(b) – Reports on Form 8-K.  None.

ArQule, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 14, 2003	/s/ David C. Hastings
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ David C. Hastings
David C. Hastings
Vice President, Chief Financial Officer and Treasurer