Form 10-Q
period 2003-06-30
ARQULE INC
filed 2003-08-08
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Number of shares outstanding of the registrant’s Common Stock as of August 8, 2003:

Common Stock, par value $.01	23,442,836 shares outstanding

ArQule, Inc.

Quarter Ended June 30, 2003

ArQule, Inc.

Consolidated Balance Sheet (Unaudited)

(In thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,825	$40,283
Marketable securities	41,843	45,343
Accounts receivable	2,456	126
Prepaid expenses and other current assets	3,080	2,545

Total current assets	88,204	88,297

Property and equipment, net	47,221	51,516
Other assets	5,266	5,266
	$140,691	$145,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,437	$16,207
Current portion of long-term debt	6,783	7,350
Deferred revenue	7,328	10,564

Total current liabilities	23,548	34,121

Long-term debt	3,458	6,850
Deferred revenue	14,356	10,393

Total liabilities	41,362	51,364

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,442,836 and 21,373,848 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	234	214
Additional paid-in capital	248,569	243,285
Accumulated other comprehensive income	(174)	(199)
Accumulated deficit	(149,300)	(149,585)
Total stockholders’ equity	99,329	93,715
	$140,691	$145,079

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Compound development revenue	$15,482	$15,981	$31,135	$29,233
Compound development revenue — related party	—	250	—	966
Total revenue	15,482	16,231	31,135	30,199

Costs and expenses:
Cost of revenue	8,857	8,599	18,191	16,655
Cost of revenue — related party	—	200	—	420
Research and development	3,567	8,165	8,135	16,371
Marketing, general and administrative	2,169	3,160	4,817	6,824
Stock-based compensation	—	480	—	2,190
Amortization of intangibles	—	843	—	1,687
Total costs and expenses	14,593	21,447	31,143	44,147

Income (loss) from operations	889	(5,216)	(8)	(13,948)

Net investment income	149	288	293	644

Net (loss) income	$1,038	$(4,928)	$285	$(13,304)

Basic net income (loss) per share	$0.04	$(0.23)	$0.01	$(0.63)

Diluted net income (loss) per share	$0.04	$(0.23)	$0.01	$(0.63)

Weighted average common shares outstanding:
Basic	23,401	21,155	22,541	21,123

Diluted	23,530	21,155	22,630	21,123

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income (loss)	$285	$(13,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,913	4,796
Amortization of deferred compensation	—	2,299
Amortization of intangible assets	—	1,687
Changes in operating assets and liabilities:
Accounts receivable	(2,329)	1,003
Prepaid expenses and other current assets	(87)	(817)
Other assets	—	117
Accounts payable and accrued expenses	(6,660)	(619)
Deferred revenue	727	3,772

Net cash used in operating activities	(3,151)	(1,066)

Cash flows from investing activities:
Purchases of available-for-sale securities	(36,408)	(15,695)
Proceeds from sale or maturity of marketable securities	39,875	51,244
Investment in note receivable	(450)	—
Additions to property and equipment	(642)	(4,503)

Net cash provided by investing activities	2,375	31,046

Cash flows from financing activities:
Principal payments of long-term debt	(3,959)	(3,750)
Proceeds from issuance of common stock	5,305	652

Net cash provided by (used in) financing activities	1,346	(3,098)

Effect of foreign exchange rates on cash and cash equivalents	(28)	50

Net increase in cash and cash equivalents	542	26,932
Cash and cash equivalents, beginning of period	40,283	43,260

Cash and cash equivalents, end of period	$40,825	$70,192

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

Presently we have an early-stage pre-clinical pipeline of drug candidates. To accelerate our opportunities in drug discovery and development we are pursuing a strategy to obtain a clinical portfolio of therapeutic compounds.  This could include in-licensing opportunities, acquiring companies or assets, or internally building in-house biological or therapeutic scientific expertise in a focused area.   Consistent with this announced strategy, on July 16, 2003 we executed definitive agreements to acquire Cyclis Pharmaceuticals, Inc., an early stage cancer therapeutics company.  See further discussion in Note 8 - Subsequent Event.

We are subject to risks common to companies in the biotechnology, medical services and diagnostics industries, including but not limited to, development by the company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2.   Basis of Presentation

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.  The unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2003, and the results of our operations for the three and six months ended June 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income.  Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income (loss).  Other comprehensive income includes unrealized gains and losses on our available-for-sale securities and interest rate swaps and foreign currency translation amounts.    Total comprehensive income (loss) for three and six months ended June 30, 2003 and 2002 consisted of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income (loss)	$1,038	$(4,928)	$285	$(13,304)
Unrealized gain (loss) on marketable securities and interest rate swaps	11	(25)	77	(31)
Foreign currency translation adjustments	120	82	(52)	(50)
Comprehensive income (loss)	$1,169	$(4,871)	$310	$(13,385)

4.   Restructuring Charge

In December 2002, we recorded restructuring charges of $12.7 million in connection with our decision to cease further development and commercialization of our in silico predictive models and realign our workforce to expedite the transition towards becoming a drug discovery and development company.  The restructuring actions included closing our facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), along with the termination of employees in these facilities and certain employees in our Massachusetts facilities.  The components of the restructuring charges included:  $2.1 million associated with the elimination of 128 managerial and staff positions worldwide; $5.8 million related to the remaining lease payment obligations associated with the closing of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income; $3.8 million associated with the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefits at the closed facilities; and $0.9 million of other charges primarily related to contractual obligations that no longer provide future value to the Company and other costs associated with closing the California and United Kingdom operations.

Year-to-date activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of December 31, 2002	2003 Year-to-date Payments	Balance as of June 30, 2003

Termination benefits	$2,029	$(2,001)	$28
Facility related	6,200	(796)	5,404
Property and equipment	85	(29)	56
Other charges	436	(333)	103

Total restructuring accrual	$8,750	$(3,159)	$5,591

As of June 30, 2003, all employee terminations are complete and substantially all remaining termination benefits have been paid.  Facility costs will be paid out through the remaining respective lease terms of the facilities, which extend through 2010 for Redwood City and through 2005 for Cambridge, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment.

5.   Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include stock options.  Options to purchase 3,212,879 and 4,005,799 shares of common stock were not included in the June 30, 2003 and June 30, 2002 computations of diluted net income (loss) per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net income (loss) per share.

We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002

Net income (loss):
Net income (loss) reported	$1,038	$(4,928)	$285	$(13,304)
Add: Stock based employee compensation expense included in reported net loss	—	532	—	2,299
Less: Total stock-based employee compensation under the fair value method of SFAS 123	(807)	(1,749)	(4,475)	(7,883)
Pro forma net income (loss)	$231	$(6,145)	$(4,190)	$(18,888)

Basic net income (loss) per share:
As reported	$0.04	$(0.23)	$0.01	$(0.63)
Pro forma	$0.01	$(0.29)	$(0.19)	$(0.89)

Diluted net income (loss) per share:
As reported	$0.04	$(0.23)	$0.01	$(0.63)
Pro forma	$0.01	$(0.29)	$(0.19)	$(0.89)

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

6.   Contingencies

Medford Lease

ArQule leases approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration.  The Company leases this facility from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of this facility pursuant to two sublease agreements.

On August 1, 2001, Cummings raised ArQule’s rent significantly on the lease that expires July 30, 2006.  The Company believes this increase to be in excess of that which is permissible under the lease agreement.  Accordingly, on January 16, 2002, the Company brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates.  Nevertheless, during the pendency of this dispute, the Company is paying the rental rates proposed by Cummings.  The Company seeks recovery of the funds that it has already paid, and is paying, under protest.  If the Company is unsuccessful in its claim against Cummings and must pay all or a portion of the rental expense increase currently proposed by Cummings, it may be required to record an additional expense of up to approximately $ 1.1 million to reflect the difference between its contractual rental payments and contractual subcontract rental income over the remaining period of the lease.

Investment

In July 2001, the Company purchased an 8% ownership share in a privately held proteomics company (the “Investment”) for $5 million.  The Company is accounting for the Investment under the cost method since the Company does not exert significant influence in the Investment.  ArQule assesses its investments for impairment each quarter, and if an investment is other than temporarily impaired, ArQule will write the investment down to its fair value and record a corresponding impairment charge. The Investment is included in “other assets” in the Consolidated Balance Sheet.

7.   Sale of United Kingdom Assets

On May 2, 2003, ArQule entered into an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom for 124,000 pounds sterling,

to out-license certain intellectual property in exchange for future royalty payments, to in-license improvements to such intellectual property, and effectively to assign its facility lease obligation.  The transaction, the closing of which is subject to certain contingencies, is expected to close in the third quarter of 2003.

8.   Subsequent Event

On July 16, 2003, ArQule signed definitive agreements to acquire Cyclis Pharmaceuticals, Inc. (“Cyclis”), a Norwood, Massachusetts based privately held, early stage, cancer therapeutics company.  Cyclis is discovering and developing small-molecule cancer drug candidates based on a novel technology designed to selectively kill cancer cells and preserve normal cells by restoring and activating cellular checkpoints known to be defective in cancers.  Under the terms of the agreement, ArQule will issue approximately 4.6 million shares, pay $5 million in cash, and forgive a note receivable of $450,000 upon closing the acquisition in exchange for all of Cyclis’ outstanding shares on a fully diluted basis. This will result in a purchase price of approximately $25 million based on ArQule’s recent share price.  In addition, ArQule will assume all of the outstanding debt and liabilities of Cyclis, which are estimated to range between $5 and $6 million.  The acquisition is expected to close in August 2003.

In May 2003, ArQule provided Cyclis with $450,000 of bridge financing in the form of a note receivable which will be forgiven at closing and accounted for as part of the purchase price.  In the event the transaction does not close, the note will be repaid in cash in an amount equal to the face value of the note plus 20 percent or with Cyclis stock.  The balance of the note is included in other current assets in the Consolidated Balance Sheet.

9.   Recent Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘‘FIN 45’’). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its financial position, results of operations or cash flows.

 In January 2003, the FASB issued FASB Interpretation  No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”).  FIN 46 applies to new entities that are created after the effective date, as well as existing entities.  FIN 46 is effective to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003.  Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities.  The Company is evaluating the impact of FIN 46 on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since our inception we have provided fee-based chemistry services to pharmaceutical and biotechnology companies to produce and develop novel chemical compounds with commercial potential.  We primarily manufacture arrays of synthesized compounds for delivery to our customers for use in lead compound generation.   In addition, we are pursuing a number of internal drug discovery programs.

Our current goal is to continue to provide a high level of service and commitment to our existing collaborators while we use our chemistry experience and expertise and unique technology platform to transition ArQule from a chemistry-based services company to a drug discovery and development company.  Our strategy to achieve this transition is to develop, test and validate our chemistry expertise and technology platform internally and through collaboration with pharmaceutical partners.  In the future we hope to increase the extent to which ArQule shares in the economic benefit of our partners’ drug development.  Accordingly, we may offer collaboration models that are potentially more lucrative but riskier to us in that the scientific outcomes for which we would be compensated, typically developmental milestones, will be less predictable than production goals or fee-based chemistry services.  At the same time, we plan to apply our lead generation and optimization expertise and technology to internal drug discovery efforts by generating and optimizing our own lead compounds with the aim of possibly out-licensing or selling drug candidates during the clinical trial process.  In addition, we will explore strategic options that could allow us to obtain a clinical portfolio in a specific biological or therapeutic area.  This could include in-licensing opportunities, acquisitions or internally building a scientific competence in a biological or therapeutic area.  Consistent with this announced strategy, on July 16, 2003 we executed definitive agreements to acquire Cyclis Pharmaceuticals, Inc., an early stage cancer therapeutics company.  See further discussion in Subsequent Event below.

Historically we have generated revenues through our collaborative agreements for production and delivery of compound arrays and other research and development services.  Under many of these collaborative agreements we also are entitled to receive milestone and royalty payments if our customer develops products resulting from the collaboration.  To date, we have received three milestone payments and no royalty payments.  We have not yet received any milestone or royalty revenue from our joint discovery programs with biotechnology companies or academic institutions, or from our internal drug discovery programs.  We anticipate our revenues will continue to decrease in 2003 compared to 2002 as we intensify our transition to become a drug discovery and development company.  We do not anticipate any revenue from our internal drug discovery program, if ever, until at earliest the commencement of clinical trials.  This may take several years or may never take place or be successfully completed.  Our performance may vary from expectations, including quarterly variations in performance, because levels of revenue are dependent on our expanding or continuing existing collaborations, entering into additional corporate collaborations, or receiving future milestones and royalty payments, all of which are difficult to anticipate.  See discussion of our revenue recognition policy in the Critical Accounting Policies contained in the Company’s annual report on Form 10-K filed on March 31, 2003.

As we further our transition to a drug discovery and development company, we intend to establish an area of focus in certain therapeutic areas or target classes by acquisition, in-licensing or developing internal expertise.  Such transactions could allow us to move more quickly toward developing candidates for clinical trials.  We may also continue to invest in technology to enhance or expand our capabilities in drug discovery.  Investments of this nature may result in near-term earnings fluctuations or impact the magnitude of profitability or loss.

We have incurred a cumulative net loss of $149 million from inception through June 30, 2003.  Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, the associated administrative costs required to support those efforts, and from the cost of acquisitions.  Although we are profitable for the six months ended June 30, 2003, we were not profitable in 2001 or 2002, and we expect that we will not be profitable for the year ended December 31, 2003. Our ability to achieve sustained profitability is dependent on a number of factors, all of which are difficult to anticipate, including: our ability to perform under our collaborations at the expected cost; expansion or continuation of existing collaborations; timing of additional investments in technology; our ability to make acquisitions and to integrate their operations with our own; and the realization of value from the development and commercialization of products in which we have an economic interest.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance.  These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements also may be included in other statements that we make.  All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties.  These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, “anticipates” or similar terminology.  Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth.  Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, if our planned transition to a drug discovery and development company takes longer or is more expensive than we anticipated or if other assumptions prove incorrect.  See also the risks and uncertainties discussed in our Form 10-K for the year ended December 31, 2002.  As such, actual results could differ materially from those currently anticipated.

RESTRUCTURING CHARGE

In December 2002, we recorded restructuring charges of $12.7 million in connection with our decision to cease further development and commercialization of our in silico predictive models and realign our workforce to expedite the transition towards becoming a drug discovery company.  The restructuring actions included closing our facility in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), along with the termination of employees in these facilities and certain employees in our Massachusetts facilities.  The components of the restructuring charges included:  $2.1 million associated with the elimination of 128 managerial and staff positions worldwide; $5.8 million related to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge, United Kingdom, net of assumed sublease income; $3.8 million associated with the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefits at the abandoned facilities; and $0.9 million of other charges primarily related to contractual obligations that no longer provide future value to the company and other costs associated with closing the California and United Kingdom operations.

Year-to-date activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of December 31, 2002	2003 Year-to-date Payments	Balance as of June 30, 2003

Termination benefits	$2,029	$(2,001)	$28
Facility related	6,200	(796)	5,404
Property and equipment	85	(29)	56
Other charges	436	(333)	103

Total restructuring	$8,750	$(3,159)	$5,591

As of June 30, 2003, all employee terminations are complete and substantially all remaining termination benefits have been paid.  Facility costs will be paid out through the remaining respective lease terms of the facilities, which extend through 2010 for Redwood City and through 2005 for Cambridge, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment.

RESULTS OF OPERATIONS

Three months (“Q2”) and six months ended June 30, 2003 and 2002:

Revenue

			Increase/(Decrease)
	2003	2002	$	%

For the three months ended June 30:		(in millions)
Revenue	$15.5	$16.2	$(0.7)	(5)%
For the six months ended June 30:
Revenue	$31.1	$30.2	$0.9	3%

The decrease in revenues in Q2 2003 from Q2 2002 is due to reductions in revenue from Searle, GlaxoSmithKline and Solvay as these programs wind down, partially offset by increases in revenue from Pfizer due to the expanded contract and from Bayer as a result of an increase in the number of compounds delivered under our collaboration.  Revenues for the six months ended June 30, 2003 increased over the same period of 2002 due to increased revenues under the expanded Pfizer contract and from Bayer as a result of increased compound deliveries, partially offset by reductions in revenue from Searle, Solvay, GlaxoSmithKline and Wyeth as these contracts wind down.  For full year 2003, we anticipate revenues decreasing from 2002 levels as we make the transition to a drug discovery and development company.

Cost of revenue

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30:
Cost of revenue	$8.9	$8.8	$0.1	1%
Gross margin % of revenue	42.8%	45.8%	—	—
For the six months ended June 30:
Cost of revenue	$18.2	$17.1	$1.1	7%
Gross margin % of revenue	41.6%	43.5%	—	—

Cost of revenue in Q2 2003 was essentially flat versus Q2 2002.  The increase in cost of revenues for the six months ended June 30, 2003 reflects the increase in net revenues during 2003, in particular labor, laboratory supplies, facility costs and depreciation to satisfy the Bayer and Pfizer collaborations.  Gross margin percentage was lower in the three and six month periods ended June 30, 2003 versus the comparable 2002 periods due to higher concentration of Pfizer revenue in Q2 2003 which, due to the lower gross margin percentage associated with this contract, lowered the overall average gross margin percentage.

Research and development

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30:
Research and development	$3.6	$8.2	$(4.6)	(56)%
For the six months ended June 30:
Research and development	$8.1	$16.4	$(8.2)	(50)%

The decreases in research and development in the three and six month periods reflect the cost savings associated with the Company’s decision in December 2002 to cease further development of its in silico predictive models and to close its facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), and to realign its workforce in order to expedite its transition to a drug discovery and development company.  The most significant components of the period-over-period reductions were lower employee-related charges of $3.0 million in the three-month period and $5.6 million in the year-to-date period due to the severance of 78 research and development employees.  In addition, laboratory, supplies and facility expenses were lower by $1.1 million in Q2 2003 versus Q2 2002, and by $2.4 million for the six-month period of 2003 versus 2002, due to the reduced research and development activities and the closure of the Redwood City and Cambridge facilities.

Marketing, general and administrative

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30:
Marketing, general and administrative	$2.2	$3.2	$(1.0)	(31)%
For the six months ended June 30:
Marketing, general and administrative	$4.8	$6.8	$(2.0)	(29)%

The decreases in the three and six month periods are primarily due to the severance of 31 marketing, general and administrative employees as part of the Company’s restructuring actions in December 2002, and the closing of the Redwood City and Cambridge facilities.  The decrease in Q2 2003 versus Q2 2002 was comprised of reductions in employee related charges of $650,000, supply and facility related charges of $230,000 and professional fees of $130,000.  The decrease for the year-to-date period of 2003 versus 2002 was comprised of reductions in employee related charges of $1.4 million, professional fees of $260,000, and supply and facility related charges of $300,000, partially offset by approximately $450,000 of additional consulting costs related to the Company’s evaluation of various strategic opportunities.

Acquisition-related charges

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30:
Acquisition related charges	$—	$1.3	$(1.3)	(100)%
For the six months ended June 30:
Acquisition related charges	$—	$3.9	$(3.9)	(100)%

Acquisition-related charges pertain to the January 2001 acquisition of Camitro Corporation and are comprised of stock-based compensation and amortization of intangibles.  In 2002, all remaining stock-based compensation related to the issuance of stock options below market value and restricted stock to former employees of Camitro had been either recognized, based on the vesting of the underlying security, or forfeited; therefore, there is no stock-based compensation expense in 2003.  Amortization of intangibles in 2002 related to the amortization of acquired core technology.  At December 31, 2002, we assessed the recoverability of our core technology balance and, based on the applicable accounting standards, recorded a full impairment charge; therefore there is no amortization of intangibles in 2003.

Net investment income

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30:
Net investment income	$0.1	$0.3	$(0.1)	(48)%
For the six months ended June 30:
Net investment income	$0.3	$0.6	$(0.4)	(55)%

The decrease in net interest income is due to lower interest rates and lower average principal balances of cash and marketable securities, partially offset by lower interest expense, also related to lower interest rates and reduced principal of debt outstanding.

Net income

			Increase/(Decrease)
	2003	2002	$	%
	(in millions)
For the three months ended June 30;
Net income (loss)	$1.0	$(4.9)	$6.0	121%
For the six months ended June 30;
Net income (loss)	$0.3	$(13.3)	$13.6	102%

The change from a net loss in the 2002 periods to net income in the 2003 periods is attributed primarily to the reductions in research and development and marketing, general and administrative expense, both of which benefited from savings that resulted from the Company’s restructuring initiatives in December 2002, and the lack of acquisition-related charges in 2003 compared to acquisition-related charges of $1.3 million and $3.9 million in the three and six months ended June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2003	December 31, 2002	Increase/(Decrease)
			$	%
	(in millions)
Cash, cash equivalents and marketable securities	$82.7	$85.6	$(3.0)	(3.4)%
Working capital	64.7	54.2	10.5	19.4%

	Q2 YTD 2003	Q2 YTD 2002	Increase/(Decrease)
			$	%
	(in millions)
Cash flow from:
Operating activities	$(3.2)	$(1.1)	$(2.1)	nm
Investing activities	2.4	31.0	28.7	nm
Financing activities	1.3	(3.1)	4.4	nm

nm = not meaningful

Cash and cash equivalents used in operating activities for the six months ended June 30, 2003 of $3.2 million was comprised of an unfavorable net change in operating assets and liabilities of $8.3 million due to the timing of payments received from collaborators and the payment of accrued restructuring charges and other accrued liabilities, partially offset by a source of $5.2 million from operating activities excluding non-cash depreciation charges.

Cash provided by investing activities for the six months ended June 30, 2003 of $2.4 million was comprised of $3.5 million of net proceeds from the sale or maturity of marketable securities, partially offset by capital additions of $642,000 and a $450,000 investment in a note receivable.

Cash provided by financing activities for the six months ended June 30, 2003 of $1.3 million includes $5.3 million of proceeds from the issuance of common stock (including a $5 million equity investment by Pfizer Inc), partially offset by principal repayments of long-term debt of $4.0 million.

We anticipate that our balances of cash, cash equivalents and marketable securities will change frequently as a result of the Company’s constant evaluation of conditions in financial markets and the timing of specific investments.

The Company’s future minimum lease commitments in all locations under non-cancelable operating leases for facilities and equipment as of June 30, 2003 are as follows (in thousands):

Remainder of 2003	$1,482
2004	2,868
2005	2,907
2006	1,844
2007	1,100
2008	1,144
Thereafter	1,388

Total minimum lease payments	$12,733

The minimum lease payments will be due and payable as set forth above unless we are able to mitigate such costs by subleasing facilities or settling leasehold positions by paying our landlords lump-sum payments.   Included in the total minimum payments for operating leases is approximately $7.9 million related to unutilized real estate which was accrued as a liability, net of assumed sublease income, as part of the Company’s restructuring charges in December 2002.

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

Subsequent Event

On July 16, 2003, ArQule signed definitive agreements to acquire Cyclis Pharmaceuticals, Inc. (“Cyclis”), a Norwood, Massachusetts based privately held, early stage, cancer therapeutics company.  Cyclis is discovering and developing small-molecule cancer drug candidates based on a novel technology designed to selectively kill cancer cells and preserve normal cells by restoring and activating cellular checkpoints known to be defective in cancers.  Under the terms of the agreement, ArQule will issue approximately 4.6 million shares, pay $5 million in cash, and forgive a note receivable of $450,000 upon closing the acquisition in exchange for all of Cyclis’ outstanding shares on a fully diluted basis. This will result in a purchase price of approximately $25 million based on ArQule’s recent share price.  In addition, ArQule will assume all of the outstanding debt and liabilities of Cyclis, which are estimated to range between $5 and $6 million.  The acquisition is expected to close in August 2003.

In May 2003, ArQule provided Cyclis with $450,000 of bridge financing in the form of a note receivable which will be forgiven at closing and accounted for as part of the purchase price.  In the event the transaction does not close, the note will be repaid in cash in an amount equal to the face value of the note plus 20 percent or with Cyclis stock.  The balance of the note is included in other current assets in the Consolidated Balance Sheet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio we own financial instruments that are sensitive to market risk. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure from market risk.

Our use of derivative financial instruments is limited to the utilization of two interest rate swap agreements. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. At June 30, 2003 the Company held one interest rate swap agreement which has a notional amount of $1,950,000 and expires on June 30, 2004.  The fair market value of this swap at June 30, 2003 was an unrecognized loss of $88,000, and is included in accrued liabilities.

See Notes 2 and 11 to the consolidated financial statements in ArQule’s 2002 Annual Report on Form 10-K filed March 31, 2003 for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at June 30, 2003 due to the short-term maturities of these instruments.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer have concluded that these disclosure controls and procedures are effective as of June 30, 2003.  There were no significant changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 — Legal Proceeding.

This information as set forth in Note 6 of “Notes to Consolidated Financial Statements,” appearing in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 2 — Changes in Securities and Use of Proceeds.  None.

Item 3 — Defaults Upon Senior Securities.  None.

Item 4 — Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 21, 2003, the Company’s stockholders voted as follows:

(a)   To elect Timothy C. Barabe, Ariel Elia and Stephen A. Hill, M.D. to serve as directors of the Company until the annual meeting of stockholders in 2006 or until his successor is elected and qualified or until his earlier resignation or removal:

	For	Withheld

Timothy C. Barabe	15,977,539	217,572
Ariel Elia	15,693,055	502,056
Stephen A. Hill, M.D.	15,967,858	227,253

The proposal received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Messer. Barabe and Elia and Dr. Hill were elected to the Board of Directors.

(b)   To approve an amendment to the Company’s Amended and Restated 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued under the Plan by 300,000 shares from 720,000 to 1,020,000.

For	Against	Abstain

15,724,691	412,971	57,449

The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

(c)   To approve amendments to our Amended and Restated 1996 Director Stock Option Plan to (i) increase the number of shares of our common stock underlying options to purchase shares automatically granted to a director upon his or her initial election to our Board of Directors from 7,500 shares to 10,000 shares; and (ii) increase the number of shares of our common stock underlying options to purchase shares automatically granted to directors upon their continuation on our Board immediately after each annual meeting from 3,500 shares to 5,000 shares.

For	Against	Abstain

15,087,402	1,044,009	63,700

The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

Item 5 — Other Information.  None.

Item 6(a) — Exhibits.

31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32	Certificate of the Chief Executive and Chief Financial Officer

Item 6(b) — Reports on Form 8-K.

The Company furnished a current report on Form 8-K on April 16, 2003 to furnish its press release announcing its financial results for the first quarter ended March 31, 2003.

Through its website at www.arqule.com, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 8, 2003	/s/ David C. Hastings
David C. Hastings
(Vice President, Chief Financial Officer and Treasurer)