Form 10-K
period 2003-12-31
ARQULE INC
filed 2004-03-12
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2003

Commission File Number: 000-21429

ArQule, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3221586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Presidential Way, Woburn, Massachusetts 01801

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:

(781) 994-0300

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was: $96,584,484.

      There were 28,731,288 shares of the registrant’s Common Stock outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission not later that 120 days after the registrant’s fiscal year end of December 31, 2003, are incorporated by reference into Part III of the Form 10-K.

PART I
Item 1. Business
Item 1A. Executive Officers and Directors of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
PART IV
Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
AMENDED AND RESTATED R&D LICENSE AGREEMENT
R&D AGREEMENT DATED 11/11/1997
TERMINATION AGREEMENT DATED 6/30/2000
EMPLOYMENT AGREEMENT/ STEPHEN A. HILL/ 1/1/2004
EMPLOYMENT AGREEMENT/ J. DAVID JACOBS/ 1/1/2004
EMPLOYMENT AGREEMENT/ LOUISE MAWHINNEY/ 1/1/2004
AMENDMENT TO COLLABORATION AGREEMENT/ 2/12/2004
SUBSIDIARIES OF THE COMPANY
CONSENT OF PRICEWATERHOUSE COOPERS LLP
SEC 302 CERTIFICATION OF CEO
SEC 302 CERTIFICATION OF CFO
SEC 906 CERTIFICATION OF CEO AND CFO

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

Business Overview

      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics based on a novel biological approach to cancer, our Activated Checkpoint TherapySM (ACTSM) platform, and our expertise in small molecule chemistry and intelligent drug design.

      Our company was incorporated in Delaware in 1993, and completed a public offering in 1996. Since inception, we have provided fee-based services to pharmaceutical companies and biotechnology companies, using our chemistry based technology and expertise to attract collaborators. We have an experienced and highly qualified scientific and management team that can apply our chemistry technology platform to produce compounds that have medicinal attributes. We continue to provide fee-based services to our collaborators. We also use our chemical technology capabilities in our cancer drug discovery programs.

      On September 8, 2003, we acquired Cyclis Pharmaceuticals, Inc. (“Cyclis”), an early stage cancer therapeutics company. This acquisition enabled us to continue our transition to a drug discovery and development company in accordance with our stated strategy. The Cyclis acquisition provided us with the proprietary ACTSM platform, an oncology discovery pipeline and ARQ 501, which is now in Phase 1 clinical trials. We believe that the ACTSM approach to anti-cancer therapies offers the potential to deliver clinical candidates with improved activity and reduced toxicity over many other molecular approaches and traditional therapies.

Cyclis Acquisition

      In connection with our acquisition of Cyclis, we issued approximately 4.6 million shares of common stock (valued at $18.8 million), paid cash of $5 million and forgave notes receivable of $0.5 million. We incurred consulting, legal, accounting and other third-party costs of approximately $1.6 million in order to complete the transaction. These costs were accounted for as part of the acquisition, and capitalized, resulting in a total purchase price of $25.9 million.

ArQule’s Approach to Cancer — Activated Checkpoint TherapySM Platform

      Our ACTSM platform is an approach to cancer therapy that is intended to use small molecule drugs to restore and activate cellular checkpoints that are defective in cancer cells, and that, once activated, will cause the cancer cells to undergo programmed cell death.

      The cells in the human body usually grow, divide and die so that the body always has the number of each different type of cells necessary to support a healthy existence. Cell division is controlled through a series of molecular events called the cell cycle. The cell cycle is designed to ensure that cell division proceeds accurately, so that each daughter cell receives the appropriate cellular DNA and other subcellular machinery.

      The cell cycle has several built in “checkpoints,” during which quality-control mechanisms operate to ensure that each step of the cycle is completed correctly. For example, in a normal cell, checkpoint functions monitor for damage to the cellular DNA. If damage is detected, the cell attempts to repair the damage. If the DNA damage is too severe, the cell undergoes programmed cell death. Thus, a cellular checkpoint is a natural defense mechanism that ensures the genomic integrity of the cells in the body by eliminating damaged cells.

      Cancer cells, with multiple abnormalities including DNA damage, survive and proliferate because key checkpoints and pathways that should lead to cell death are often disabled during the development of cancer. As a result, cancer cells undergo cell division in an uncontrolled way.

      Our ACTSM platform is based on our current understanding that a therapeutic agent which reactivates the quality control, or checkpoint functions of a cell, has the potential to re-enable the cell to detect and respond to DNA damage. Because cancer cells contain genes relating to tumor formation (activated oncogenes) and irreparable DNA damage, we believe that restoration of their checkpoint functions will result in such cells undergoing cell death. In addition to the effect checkpoint activation has in cancer cells, the absence of adverse effect in normal cells is also important. Normal, healthy cells have little DNA damage compared with cancer cells. Consequently, when a checkpoint is activated in a healthy cell, we do not expect to see cell death. In other words, since non-cancer cells are genetically normal, they are more likely to be spared even if exposed to the same checkpoint-activating stimulus as the cancer cell.

      We believe therapeutics based on the ACTSM approach will be more effective and less toxic that traditional cancer therapies due to their ability to selectively cause cancer cells to undergo cell death, while leaving healthy cells unaffected. This is in contrast to conventional chemotherapy which seeks to kill cancer cells by creating further damage to DNA. A well-known side effect of this approach is that some normal cells are indiscriminately damaged, causing toxicity to patients and limiting the effectiveness of chemotherapy. Furthermore, because checkpoint functions are virtually the same in different cell types, and because many cancers have checkpoint defects, we believe that therapeutics developed using the ACTSM platform will be effective against a broad spectrum of cancers and will counteract the variable genetic makeup of cancer cells.

RESEARCH & DEVELOPMENT PIPELINE

Oncology Portfolio

      Our oncology portfolio, based on the ACTSM platform, consists of four programs that we obtained through our acquisition of Cyclis. The first two seek to target and elevate E2F, a protein related to cellular checkpoint and cell death. The third and fourth involve different targets and mechanisms related to checkpoints and cell death pathways, namely Cancer Survival Proteins (CSPs) and p53.

E2F Modulation — ARQ 501

      ARQ 501 entered Phase 1 clinical trials in September 2003 and is our first clinical-stage compound.

      Preclinical findings. ARQ 501 is aimed at causing rapid and sustained elevation in the checkpoint regulatory protein E2F1. Based on preclinical findings, we believe that ARQ 501 has the potential for improved activity and reduced toxicity over other molecular approaches and traditional cancer chemotherapy. In preclinical studies, ARQ 501 activated E2F-mediated checkpoints leading to selective cell death of cancer cells. The compound has demonstrated anti-cancer activity in mice when applied as both a single agent and in combination with chemotherapy. In contrast to its selectivity for tumor cells over normal cells, ARQ 501 is active against tumor cells with a broad range of genetic defects. We believe this is particularly advantageous for treatment of solid tumors, where individual tumor masses are comprised of highly heterogeneous cancer cells.

      Ongoing Phase 1 study. Our Phase 1 (monotherapy) dose-escalation study in patients with advanced solid tumors is currently underway at the Dana-Farber/ Harvard Cancer Center in three Boston hospitals: Dana-Farber Cancer Institute, Massachusetts General Hospital and Beth Israel Deaconess Medical Center. The objectives of this study are to determine the safety profile (clinical tolerability) of ARQ 501 and a recommended dose to be used in Phase 2 clinical trials. Study subjects receive ARQ 501 as a one-hour intravenous infusion on a weekly schedule. Tumor response is assessed by imaging after eight weeks of therapy. To date, the treatment dose has been safely escalated toward our pre-determined dose limit while treating a single patient at a time. Once we safely reach our pre-determined dose limit in the single patient study, groups (or cohorts) of three patients each will be enrolled for further dose escalation.

      Other clinical development plans. Based on the results of our preclinical tests, which have shown ARQ 501 to be active against a large number of solid and hematological (bloodstream) tumors, we intend to investigate ARQ 501 in solid tumors both as a single agent and in combination therapy, and in hematologic tumors initially as a single agent.

E2F Modulation — 550 series

      Applying our platform in small molecule chemistry and intelligent drug design to our 550 series program, we are developing analogues and derivatives of ARQ 501. These new compounds are also aimed at modulating E2F. We have identified several such compounds and we are currently working to optimize these leads for further development by designing and selecting the version of a given lead compound that has the most advantageous set of drug-like characteristics possible.

Cancer Survival Protein Modulation — 650 series

      In our Cancer Survival Protein (“CSP”) program, we are developing compounds aimed at blocking cellular survival mechanisms that cancer cells possess and, thereby, selectively triggering cell death in such cancer cells. CSPs are certain proteins, including cytosolic and nuclear proteins, that are inappropriately elevated to excessive levels in cancer cells. In an animal model of cancer, our scientists have explored the feasibility of safely and effectively treating cancer by blocking the activity of cancer cell survival proteins with small molecule compounds. We believe we have discovered a mechanism and a proprietary series of compounds. Work is underway to advance this series of compounds to select a clinical candidate. While the potential outcome is expected to be similar (namely selective cell death), the targets, mechanism of action and chemistry involved in the 650 series are all different from those involved in the 501 and 550 programs.

p53 Modulation (PUMA)

      In our p53 Modulation (PUMA) program, we are validating the newly discovered intracellular protein PUMA (“p53-Upregulated Modulator of Apoptosis”) as a target for treating cancer. p53, is a protein that controls several key cell cycle checkpoints. In normal cells, when p53 is present in sufficient amounts, the PUMA protein is produced. When PUMA is produced, it rapidly induces cell death in cancer cells. In human cancer, however, the gene that expresses the p53 protein is a commonly mutated gene. The result of this mutation is that the p53 protein is either not functional, or not produced in sufficient amounts to perform its checkpoint-related functions, including the production of PUMA. In our PUMA program, we are researching a potential way to restore normal function to the p53/ PUMA pathway by inducing the production of PUMA. We are now developing cancer specific PUMA modulators. This program involves a different, but potentially equally important, checkpoint pathway to cell death, which may have application to certain types of cancer.

Other Portfolio Programs

      We have two internal drug discovery programs outside of our cancer focus, each of which were developed using our chemistry based drug discovery technology platform. In order to focus on our cancer programs, we are currently exploring opportunities to out-license both of these programs.

Inflammation — ARQ 101, a p38 MAP Kinase inhibitor for Rheumatoid Arthritis

      In November 2003, we commenced GLP-toxicity studies with our lead compound, ARQ 101, a p38 MAP Kinase inhibitor for rheumatoid arthritis. Throughout 2003, we had progressed several compounds through advanced lead optimization demonstrating functional oral activity in a rat model of rheumatoid arthritis. In this established animal model, the data indicated that our compounds reduced joint swelling in a dose-dependent manner and were well tolerated at all doses studied.

Pain — Ion Channels

      ArQule’s pain program involves the N-type Calcium channel for neuropathic pain. In the first quarter of 2003, we generated lead compounds with activity against the N-type Calcium channel and identified three families of chemicals. In the second half of 2003, in connection with our shift in resources to our oncology based programs, we held up this program just prior to beginning optimization work on the lead compounds.

BUSINESS STRATEGY

Overview

      Our business strategy aims to balance revenues from our chemistry services with our cancer drug discovery and development. Our specific goals for the near future are as follows:

•	Complete phase 1 clinical trials of ARQ 501.

•	Accelerate the preclinical work on our ARQ 550, ARQ 650 and PUMA programs.

•	Out-license ARQ 101 for rheumatoid arthritis and our series of lead compounds for the N-type Calcium Channel for neuropathic pain.

•	Continue to execute our chemical technologies contracts efficiently on a cash flow positive basis.

Drug Discovery And Development Strategy

      Our strategy for developing compounds into commercial products has the following components:

      Focus on Cancer, a market with a large unmet need. Cancer is the second most common cause of death in the Western world. Estimates for 2003 suggest that approximately 1.2 million new cases of invasive cancer will be diagnosed annually in the United States. Medical therapy has evolved as an alternative to or adjunct of surgery including the introduction of cytotoxic chemotherapy and radiation over 50 years ago. While chemotherapies have evolved, they are still harmful to all rapidly dividing cells. More recently, a number of alternative therapies that are target specific have been introduced. We believe that our approach has the potential to be both more selective for cancer cells than traditional chemotherapies and applicable to a broad spectrum of cancers.

      Pursue clinical development to take advantage of available accelerated regulatory approval opportunities. Cancer compounds have been eligible for accelerated regulatory approval. On average, three new oncology agents have been approved per year over the past 14 years. Once on the market the agents may be approved for additional indications. In 2002, five oncology products were approved and the FDA granted a total of 23 new indications for cancer products. In 2003, there were seven approvals for oncology products, two of which were approved under an accelerated approval process. In 1992 the FDA implemented Accelerated Approval Procedures, to permit market approval of drugs for life threatening diseases on the basis of evidence predictive of clinical benefit followed by further post-approval study. Two medical areas (HIV and cancer) have stood to benefit from the availability of these procedures. As of December 2003, there were five cancer products in clinical trials on the accelerated approval track. We believe that our drug candidates could qualify for this fast track regulatory approval following demonstration of Phase 2 clinical responses in cancer patients for whom there is no alternative therapy.

      Focus on Small molecule drugs, which have a large market. Most prescription medicines are — and we believe will continue to be — small molecules. Approximately 88% of the top 200 prescription drugs, based on worldwide sales in 2001, are compounds described as small molecules. Small molecules can be made into pills that can be readily swallowed. In addition, small molecule drugs have a low production cost as compared to other therapeutic agents because they are easier to make, store and ship. Other therapeutic agents, such as proteins and antibodies, are more difficult to administer — requiring, for example, injections. They are also more costly to manufacture than small molecules.

      Benefit from the resources and strengths of collaborators. We intend to develop drug candidates we discover from the preclinical testing phase through human proof of principle. We then expect to out-license, co-develop or sell our drug candidates to pharmaceutical companies for completion of clinical testing and commercialization. We believe that by striking this balance at the proper time, we will be able to obtain the maximum risk-adjusted return on our investment in these potential drugs.

      Acquire new technologies as necessary. As we further our transition to oncology-focused biotechnology, we may need to supplement our portfolio and resources by acquisition, in-licensing and/or developing internal expertise. Such transactions could allow us to move more quickly toward developing additional candidates for clinical trials. We may also continue to invest in technology and personnel to enhance or expand our capabilities in drug discovery.

      Obtain the most benefit from our chemistry technology platform. ArQule has developed a chemistry-based drug discovery technology platform designed to create small molecules that possess drug-like characteristics. We believe that identifying drug-like characteristics prior to preclinical development increases the likelihood that small molecules reaching preclinical development will have a greater potential to become medicines. Without such a technology platform, the traditional approach is to develop small molecules that have demonstrated activity toward biological targets, with little regard to whether the molecules otherwise would make good medicines. In our view, a drug that has the best set of drug-like characteristics for its indication (i.e., one that is the most effective and has the fewest side effects) will ultimately generate the most revenue in its category, even if it is not the first to become available on the market. We are using our chemistry technology and expertise in our cancer discovery programs.

      Build on the pharmaceutical and biotechnology expertise of our management and scientific teams. Our executive team consists of leaders with experience in drug discovery and development and specific expertise in oncology. Our CEO, Dr. Stephen Hill, formerly led global drug development for F. Hoffmann-La Roche, Ltd. After the Cyclis acquisition, we retained the scientific founder of the ACTSM platform, Dr. Chiang Li and most of his research team to advance our biology research and research programs based on the ACTSM platform at ArQule Biomedical Institute. In late December, we hired Dr. Adam Craig to lead our clinical development program and direct our medical affairs. Dr. Craig was previously Senior Director of Clinical Oncology at Ilex Oncology.

Chemical Technologies Strategy

      We provide chemistry services to collaborators and customers for their discovery programs. In line with our transition to drug discovery, we intend to run our chemistry technologies as a profitable, cash flow positive business, with minimal investment in 2004.

      We are an established market leader in the production of diverse collections of chemical compounds using automated high throughput technology and computational design tools. We do not believe that any of our competitors in small molecule chemistry possess the particular combination of technology included in our chemistry technology platform and we believe our capabilities provide a competitive advantage over the industry standard techniques for designing and producing drug-like molecules. We believe it would take any competitor several years, (assuming it would be possible to work around our proprietary technology), to duplicate our technology platform and process.

      We are currently providing chemistry technology services under collaborations with Pfizer Inc, Sankyo Company, Ltd. and Novartis Institute for Biomedical Research, Inc. (NIBRI). Our collaboration with Pfizer is our largest collaboration and accounted for 84% of our revenue for 2003. During 2003 we also had active chemistry services-based collaborations with Bayer AG, Solvay Duphar B.V. and Pharmacia Corporation. The active phase under the Bayer, Solvay and Pharmacia collaborations terminated during 2003 and our obligations to Sankyo and NIBRI terminate in June 2004 and September 2004, respectively. We also completed activity under collaborations with GlaxoSmithKline, Wyeth Pharmaceuticals, Searle and Johnson & Johnson in 2002. Under our collaboration agreements, we generally receive fees for the services we provide during the active phase of the agreement. These agreements also impose trailing obligations on our collaborators to, under specified circumstances, make milestone and royalty payments to us based on their further development of compounds we provided to them. In addition, for several of our formerly active collaborators, we have agreed to provide a limited amount of compound production services, as such collaborators seek to optimize promising compounds. Wyeth has filed an IND based upon a compound derived from our Directed Array Program and made milestone payments to us in connection therewith in October 2002 and February 2004.

      The terms of our currently active collaborations are summarized below:

      Pfizer. Since the inception of this relationship in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high throughput system. This agreement expires in 2008. In February 2004, the agreement was amended to maintain compound deliveries at approximately the same level from 2004 through the end of the term, instead of increasing them as previously specified. This will result in a decrease in the total potential contract value of $55 million compared to the terms agreed upon in 2001.

      As of March 1, 2004, we have received $191.0 million from Pfizer since inception of this relationship in 1999. If our relationship with Pfizer is successful, we could receive up to an additional $177.7 million over the remaining term of the contract. Pfizer has made equity investments in our company of $10 million in 2001, and $8 million in 2003, based on the achievement of certain delivery milestones. Under the amended agreement, upon notice, Pfizer may terminate the relationship beginning in December, 2005 for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.

      Sankyo. In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. In April 2001, we extended our agreement with Sankyo through June 2004. The total value of the extended agreement is up to $14.8 million in committed payments of which, as of March 1, 2004, we have received $14.6 million. To date, we have not received any milestone or royalty payments under this agreement.

      Novartis Institute for Biomedical Research, Inc. On September 3, 2003, we entered into a one year chemistry services collaboration with NIBRI, an affiliate of Novartis AG. Under this agreement, we are applying our integrated chemistry technology platform to generate and optimize small molecule compounds for NIBRI’s anti-infective drug discovery program. The total contract value of the agreement is $1 million, of which we have received $0.6 million as of March 1, 2004. NIBRI must also make additional payments if we achieve certain developmental milestones. This agreement expires in September 2004.

PATENTS AND PROPRIETY RIGHTS

      We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the U.S. and other countries. As of March 1, 2004, we had eighteen issued or allowed U.S. utility patents, one issued U.S. design patent, five granted foreign patents, and numerous patent applications in the U.S. and other countries. While many patent applications have been filed in the U.S. and other countries with respect to our cancer programs, the majority of these have not yet been issued or allowed. The patent positions of companies in the biotechnology industry and the pharmaceutical industry are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims, if any, that may be allowed under any of our patent applications, or the enforceability of any of our issued patents.

      As needed, we obtain rights under patents owned by other parties through licenses. We have several exclusive and nonexclusive technology licenses from certain institutions in support of our research programs. We anticipate that we will continue to seek licenses from universities and others where applicable technology complements our research and development efforts.

      Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

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

      “ArQule”, the ArQule logo, “Directed Array”, and “Mapping Array” are trademarks of ArQule that are registered in the U.S. Patent and Trademark Office. The terms “AMAP”, “ArQule Reactor”, “Compass Array”, “Custom Array”, “MapMaker”, “Optimal Chemical Entities”, “OCEs”, “Parallel Track”, and “PrepQule” are trademarks of ArQule. The terms Activated Checkpoint Therapy and ACT are service marks of ArQule.

COMPETITION

      The pharmaceutical and biotechnology industries are highly competitive. We face intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research organizations. The major pharmaceutical organizations competing with us have greater capital resources, larger overall research and development staff and facilities and considerably more experience in drug development. Biotechnology companies competing with us may have these advantages as well. In addition to competition for collaborators and investors, these companies and institutions also compete with us in recruiting and retaining highly qualified scientific and management personnel.

      With respect to our cancer drug discovery and development programs, other companies have potential drugs in preclinical and clinical trials that may result in effective, commercially successful treatments for the same cancers we target. In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer such as Ariad Pharmaceuticals; Genaera Corporation; Onyx Pharmaceuticals, OSI Pharmaceuticals, Oxigene, Inc.; Telik Inc. and Tularik Inc.

      Several organizations are actively attempting to identify and optimize compounds for internal or collaborator programs and, like us, act both as chemistry service providers and as integrated drug discovery companies. These companies include ArrayTM BioPharma and Exelixis. Other competitors in the chemistry technology services market are Pharmacopeia, Inc.; Albany Molecular Research, Inc.; Evotec OAI; and Discovery Partners International, Inc.

      We face competition in several areas of our business including:

•	developing and protecting our novel approach to anti-cancer therapeutics, namely the compounds and science that result from our ACTSM platform;

•	advancing a discovery and development portfolio of anti-cancer candidates that are selective for cancer cells and applicable across a broad spectrum of cancer types;

•	securing partners to co-develop and advance our drug candidates through later-stage clinical trials and beyond;

•	securing and sustaining business based on our ability to design and produce chemical compound collections for lead generation;

•	securing and sustaining business based on our ability to identify, optimize and advance lead compounds toward the clinic; and

•	maintaining our position as an industry leader in chemistry technology innovation.

      There can be no assurance that our competitors will not develop more effective or more affordable products or technology, or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATION

      Virtually all pharmaceutical and biotechnology products that we or our collaborative partners develop will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply varies depending on the nature of the products. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products required by the FDA. The process of obtaining these approvals and the subsequent compliance with appropriate federal statutes and regulations are time consuming and require substantial resources and the outcome is uncertain.

      Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s activity and to identify any safety problems. Preclinical studies must be conducted in accordance with FDA regulations. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. If the FDA does not respond with any questions, a drug developer can commence clinical trials thirty days after the submission of an IND.

      In order to eventually commercialize any products, we or our collaborator first will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA marketing approval. Clinical trials are normally done in three phases and generally take several years, but may take longer to complete. Furthermore, the FDA may suspend clinical trials at any time if the FDA believes that the subjects participating in trials are being exposed to unacceptable risks or if the FDA finds deficiencies in the conduct of the trials or other problems with our product under development.

      After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new pharmaceutical, we or our collaborator will be required to file a New Drug Application (“NDA”), and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort. NDAs submitted to the FDA can take several years to obtain approval and the FDA is not obligated to grant approval at all.

      Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. If and when the FDA approves any of our or our collaborators’ products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Good Manufacturing Practices (“GMP”) adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products.

      For marketing outside the United States, we or our partners will be subject to foreign regulatory requirements governing human clinical trials, marketing approval and post-marketing activities for pharmaceutical products and biologics. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

      Our research and development processes involve the controlled use of hazardous materials and controlled substances. Although we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products, the license or sale of our chemistry services is not subject to the same degree of government regulations applicable to our drug product candidates.

EMPLOYEES

      As of March 1, 2004, we employed 257 people across three sites: Woburn, Medford and Norwood, Mass. Of that total, 89 hold Ph.D.s and 14 hold Masters in the Sciences. As of March 1, 2004, 161 of our employees were engaged in operations, 52 were engaged in research and development and 44 were engaged in marketing and general administration.

CERTAIN OTHER INFORMATION

      We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We also maintain a web site at http://www.ArQule.com, which provides additional information about our company and links to documents we file with the SEC.

Item 1A.	Executive Officers and Directors of the Registrant

      Set forth below is certain information regarding our current executive officers and directors, including their respective ages, as of March 1, 2004:

Name	Age	Position

Dr. Stephen A. Hill	45	President, Chief Executive Officer and a Director
Dr. Chiang J. Li	39	Vice President, Chief Scientific Officer, Head of ArQule BioMedical Institute
Louise A. Mawhinney	48	Vice President, Chief Financial Officer and Treasurer
J. David Jacobs, J.D.	42	Vice President, Legal, General Counsel and Secretary
Ariel Elia	69	Director (Chairman of the Board)
Laura Avakian	58	Director
Timothy C. Barabe	50	Director
Werner Cautreels, Ph.D.	51	Director
Tuan Ha-Ngoc	51	Director
Patrick J. Zenner	57	Director

Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S.,

      President and Chief Executive Officer. Dr. Hill has served as ArQule’s President and CEO since April 1999. Before joining ArQule, Dr. Hill was the Head of Global Drug Development at F. Hoffmann-La Roche Ltd. from 1997-1999. Dr. Hill joined Roche in 1989 as Medical Adviser to Roche Products in the United Kingdom. He held several senior positions there that included Medical Director, responsible for clinical trials of compounds across a broad range of therapeutic areas, such as CNS, HIV, cardiovascular, metabolic and oncology products. Subsequently, he served as Head of International Drug Regulatory Affairs at Roche headquarters in Basel, Switzerland, where he led the regulatory submissions for seven major new chemical entities. Dr. Hill also was a member of Roche’s Portfolio Management, Research, Development and Pharmaceutical Division Executive Boards. Prior to Roche, Dr. Hill served seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery. Dr. Hill is a Fellow of the Royal College of Surgeons of England and holds his scientific and medical degrees from St. Catherine’s College at Oxford University.

Chiang J. Li, M.D.,

      Chief Scientific Officer and Vice President, Head of ArQule BioMedical Institute. Dr. Li joined ArQule in September 2003. Prior to joining ArQule, he had served as the scientific founder and Vice President of Research at Cyclis Pharmaceuticals, Inc., a faculty member at Harvard Medical School and an attending physician at Harvard’s Beth Israel Deaconess Medical Center. At Cyclis, Dr. Li directed research efforts that led to a cancer therapeutic portfolio, which culminated in the successful IND filing of Cyclis’ first drug candidate, CO-501. Dr. Li is the inventor of, and has directed research efforts on, the Activated Checkpoint TherapySM (ACTSM) platform that underscores ArQule’s oncology portfolio. He has published a number of highly cited articles in over 30 publications in leading biomedical journals and holds 15 issued or filed patents. Dr. Li is a member of several professional societies, including a recent induction to the National Register’s Who’s Who in Executives and Professionals. Dr. Li has been a recipient of a number of honors, recognitions and research awards. Most recently his work was recognized by the editorial board of the journal, Cell Cycle, as one of the “Top Ten Most Outstanding Cell Cycle Research Papers” of the past year published in all biomedical journals. Dr. Li graduated from the Harvard-MIT Division of Health Science and Technology and received his M.D. degree Magna Cum Laude from Harvard Medical School.

Louise A. Mawhinney, C.P.A.,

      Vice President, Finance, Chief Financial Officer and Treasurer. Ms. Mawhinney joined the Company in December 2003 as Vice President, Finance and CFO. Ms. Mawhinney has more than 20 years of experience in finance covering audit, accounting, treasury, tax, SEC reporting, investor relations, corporate financing and merger and acquisition responsibilities. For the past three years, Ms. Mawhinney has been Chief Financial Officer, Secretary and Treasurer of Cleanwise, Inc., a Massachusetts-based third-party logistics software start-up company. From 1999 to 2000, she was Chief Financial Officer, Secretary and Treasurer of Veridiem Inc., a Massachusetts-based marketing automation software start-up. From 1993 to 1999, Ms. Mawhinney served in a variety of finance functions, and in 1996 became Chief Financial Officer, Secretary and Treasurer, for The Butcher Company, a chemical process manufacturer with annual sales of $80 million. Prior to that she was with KPMG in Boston, MA. Ms. Mawhinney holds a Masters degree from St. Andrews University in Scotland and has been a C.P.A. in Massachusetts since 1989.

J. David Jacobs, J.D.,

      Vice President, Legal, General Counsel and Secretary. Mr. Jacobs joined ArQule in June 2001 as Vice President, Legal, General Counsel and Secretary. Previously, Mr. Jacobs held the position of Senior Counsel in the Biomedical Services division of the American Red Cross where from 1997 to 2001 he was responsible for all matters involving new products, revenue generation, licensing, intellectual property and mergers and acquisitions. Prior to joining the Red Cross, Mr. Jacobs practiced in the fields of tax and international commercial transactions at the law firms of Kramer, Levin et al. in New York City from 1988 to 1994 and Shimron, Molcho in Jerusalem from 1994 to 1996. Mr. Jacobs received his J.D. with honors from Columbia Law School, an M.A. with distinction from the Jewish Theological Seminary and a B.A. from Columbia College.

      Ariel Elia was named Chairman of the Board in March 2001 and has been a director since September 2000. Since 1999, Mr. Elia has served as Chairman of the European Advisory Board of E.Med Securities, a private, U.S.-based company providing investment banking services to emerging growth companies in the life sciences industry. Mr. Elia has been a director of Altamir S.A., a French venture capital company, since 1995, and a director of Yissum, the research and development company of the Hebrew University of Jerusalem in Israel, since 1999. Mr. Elia also serves as a Governor of both the Ben Gurion University (since 1992) and the Hebrew University of Jerusalem (since 1998), in Israel. Prior to his current positions, Mr. Elia was the Chief Executive Officer of Jouveinal Laboratories, a privately held, French pharmaceutical company. Mr. Elia also spent 17 years with Merck & Co., serving both in Europe and in the U.S., most recently as Senior Vice President, International Division. Before joining Merck, Mr. Elia spent 12 years with American Home Products Corporation, serving as President of the International Household Products Division prior to his departure. Mr. Elia graduated from Victoria College in Alexandria, Egypt with an Oxford and Cambridge degree as a Bachelor of Arts. His honors include Knight of the Order of the Crown in Belgium and Doctor of Philosophy Honoris Causa of Ben Gurion University, Israel and the Hebrew University of Jerusalem.

      Laura Avakian has been a director since March 2000. Since 1999, Ms. Avakian has been Vice President for Human Resources for the Massachusetts Institute of Technology, where she directs all human resource programs and oversees the Institution’s Medical Department. Prior to joining MIT, she was Senior

Vice President, Human Resources, for Beth Israel Deaconess Medical Center and for its parent corporation CareGroup (1996-1999). She previously served as President of The American Society for Healthcare Human Resources Administration, and received the distinguished service award, literature award and chapter leadership award from that society. She received the 1996 Award for Professional Excellence in Human Resources Management from the Society for Human Resource Management. She has also served as editor of the Yearbook of Healthcare Management and authored numerous chapters and articles on human resources management. Ms. Avakian received her B.A. degree from the University of Missouri at Columbia and her M.A. degree from Northwestern University.

      Timothy C. Barabe has been a director since November 2001. Mr. Barabe has been employed by Novartis AG since April 1982 in various capacities. Beginning in May 2003, Mr. Barabe has been the Chief Financial Officer of Sandoz Generics, the generic pharmaceutical subsidiary of Novartis. Beginning in February 2002 until April 2003, Mr. Barabe was Group Vice President and President, Specialty Lenses of CIBA Vision. From 1993 through January 2002, Mr. Barabe was the Chief Financial Officer of CIBA Vision Corp., a subsidiary of Novartis. From June 1998 through May 2003, Mr. Barabe served as a director of BioCure, Inc., a majority-owned subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago.

      Werner Cautreels, Ph.D. has been a director since September 1999. He has over 20 years of experience in the healthcare industry. Since May 1998, Dr. Cautreels has been the Global Head of Research and Development of Solvay Pharmaceuticals. Prior to that time, Dr. Cautreels served as Senior Vice President of Research and Development at Nycomed Amersham Ltd., held two senior management positions at Sterling Winthrop and served as Vice President of Scientific Affairs at Sanofi Pharmaceuticals, where he conducted clinical trials in various therapeutic areas and researched licensing opportunities. Dr. Cautreels received his Ph.D. in Chemistry from University of Antwerp, Belgium.

      Tuan Ha-Ngoc has been a director since 2002. He is the President and CEO of GenPath Pharmaceuticals, Inc., a biopharmaceutical company. He has 26 years of worldwide experience in the healthcare industry, primarily in the biotechnology sector, but also in the pharmaceutical, medical devices and Information Technology areas. From 1999 to 2002, he was co-founder, President and CEO of deNovis, Inc., an enterprise-scale software development company for the automation of healthcare administrative functions. From 1998 to 1999, he served as Corporate Vice President, Strategic Development for American Home Products Corporation. From 1984 to 1998, he was at Genetics Institute, Inc., as its Executive Vice President responsible for Corporate Development, Commercial Operations, European and Japanese Operations. From 1976 to 1984, he was in various marketing and business positions at Baxter Healthcare, Inc. Mr. Ha-Ngoc received his M.B.A. degree from INSEAD and his Master’s degree in Pharmacy from the University of Paris, France. He serves on the Board of Fellows, Harvard School of Dental Medicine and on the Boards of Directors of the International Institute of Boston.

      Patrick J. Zenner has been a director since 2002. A 32-year veteran of the pharmaceutical industry, Patrick Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America. Hoffmann-La Roche Inc., based in Nutley, N.J., is the prescription drug unit of the Roche Group. Long active in industry, academic and civic affairs, Mr. Zenner is immediate past chairman of the HealthCare Institute of New Jersey and served on the Boards of Directors and Executive Committees of the Pharmaceutical Research & Manufacturers of America (PhRMA) and the Biotechnology Industry Organization (BIO). In addition, Mr. Zenner has been a member of numerous associations, including the American Foundation for Pharmaceutical Education, the Health Care Leadership Council and the National Committee for Quality Health Care. Mr. Zenner is currently on the Boards of Trustees of Creighton University and Fairleigh Dickinson University. In addition, Mr. Zenner is a member on the Boards of Directors of CuraGen Corporation, Dendrite International, Praecis Pharmaceuticals Inc., Geron Corporation, First Horizon Pharmaceutical Corporation, Xoma Ltd., West Pharmaceutical Services, Exact Sciences, Inc. and other private companies.

RISKS RELATING TO OUR BUSINESS AND STRATEGY

Development of our products is at an early stage and is uncertain and our approach and technology may never result in a commercial drug.

      The discovery and development of drugs is inherently risky and involves a high rate of failure. Discovering and developing commercial drugs is relatively new to us.

      Our proposed drug products and drug research programs are in the early stages of development and require significant, time-consuming and costly research and development, testing and regulatory clearances. We do not expect that these product candidates will be commercially available for several years, if ever. We have never identified a drug candidate that has been developed into a commercial drug using this platform. It is uncertain whether our technology platform will achieve these goals at all, or whether it will be competitive with platforms used by our competitors.

We must show the safety and efficacy of our product candidates through expensive, time consuming preclinical and clinical trials, the results of which are uncertain.

      Our product candidates are at the preclinical stages of development, with the exception of ARQ 501 which is now in Phase 1 clinical studies. Although several of our product candidates have demonstrated some favorable pharmacological effects in preclinical studies, they may not prove to be effective in humans. We will need to conduct extensive further testing of all of our product candidates, expend significant additional resources and possibly partner with another company to realize commercial value from any of our product candidates.

      Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate, through preclinical studies (animal testing) and clinical trials (human testing), that our proposed products are safe and effective for use in each target indication. This testing is expensive and time-consuming, and failure can occur at any stage. Acceptable results from initial preclinical studies and clinical trials of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing in humans. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or result in marketable products. The failure to adequately demonstrate the safety and efficacy of a product under development will delay and could prevent its regulatory approval.

      A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

      Though it is our stated strategy to pursue clinical development to take advantage of available accelerated regulatory approval opportunities, there is no guarantee that our product candidates will show the evidence predictive of clinical benefit necessary to qualify for such opportunities.

      Clinical trials for the product candidates we are developing may be delayed by many factors, including that potential appropriate patients for testing are limited in number. The failure of any clinical trials to meet applicable regulatory standards could cause such trials to be delayed or terminated, which could further delay the commercialization of any of our product candidates. Any such delays will increase our product development costs, with the possibility that we could run out of funding. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

We have limited capabilities in clinical development of drug candidates.

      We are dependent on third-party providers of preclinical and clinical development services, including GLP synthesis and testing. If we choose to perform such studies ourselves we will be required to incur significant costs and devote significant efforts to establish our own development facilities and capabilities. If we are unable to reach agreement with third-party service providers on acceptable terms, or to establish our own development facilities, ArQule’s preclinical and clinical development of products will be delayed and our financial results will be adversely affected.

We may face challenges in realizing the benefits of the Cyclis acquisition, and future acquisitions.

      Having acquired Cyclis Pharmaceuticals, Inc. on September 8, 2003, we have been operating the Cyclis business for less than six months. Integrating the operations and personnel of ArQule and Cyclis has been a complex process of integrating the former Cyclis business, including the ARQ 501 program, and the Cyclis molecular biology expertise into our existing operations. It is too early to be certain that the integration has been successful or that we will achieve the anticipated benefits of the merger. There may be unexpected delays or we may be unable to successfully develop the Cyclis business and technology over the long term. As noted below, we also may effect additional acquisitions, which could pose similar, or greater, risks than the Cyclis acquisition. There is also the risk that we may have greater difficulty integrating more than one acquisition at the same time.

If we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions, to integrate successfully an acquired business or technology in a cost-effective and non-disruptive manner or to complete commercialization of an acquired product.

      From time to time, we may choose to acquire complementary businesses, products, or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, that may result in dilution to our stockholders. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

We may not be able to find collaborators or successfully form collaborations in furtherance of our drug development efforts.

      We plan to seek collaborators for our drug development efforts. We would like to enter into these collaborations to obtain external financing for drug development and to obtain access to commercialization expertise. The availability of partners depends on the willingness of pharmaceutical companies to collaborate in drug discovery activities. There are only a limited number of pharmaceutical companies which would fit our requirements. The number could decline further through consolidation or the number of collaborators with interest in our drugs could decline. If the number of our potential collaborators declines further, collaborators may be able to negotiate terms unfavorable to us.

      We face significant competition in seeking collaborators, both from other biotechnology companies and from the internal capabilities and compound pipelines of the pharmaceutical companies themselves. This competition is particularly intense in the oncology field. Our ability to interest such companies in forming co-development and commercialization arrangements with us will be influenced by, among other things:

•	the compatibility of technologies;

•	the potential partner’s acceptance of our approach to drug discovery;

•	the quality and commercial potential of any drug candidate we may succeed in developing; and

•	our ability, and collaborators’ perceptions of our ability, to achieve intended results in a timely fashion, with acceptable quality and cost.

      Even if we are able to gain the interest of potential drug development partners, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Collaborative opportunities may not be available on commercially acceptable terms and, if formed, may not be commercially successful or, if successful, may not realize sufficient return for us. If we are unable to form collaborations, we may not gain access to the financial resources and industry expertise necessary to develop drug products or successfully market any products we develop on our own and, therefore, be unable to generate revenue from pharmaceutical products.

Our success depends on the efforts of our collaborators, whom we do not and cannot control.

      If we are able to enter into collaborations for the development and commercialization of our drug candidates, we will depend on our partners to develop and commercialize our drug candidates. Similarly, we depend on parties to whom we have provided compounds through chemistry services collaborations to develop and commercialize those compounds. Each of our current chemistry services collaborators has, and we expect that each future collaborator will have, significant discretion in determining the efforts and resources that it will apply to the development and commercialization of compounds and drug candidates covered by its collaboration with us.

      Any of our current or future collaboration partners may fail to develop or commercialize a compound or product to which they have obtained rights from us for a variety of reasons, including that our partner:

•	decides not to devote the necessary resources because of internal constraints or other priorities, or because of a merger with another pharmaceutical company changes those priorities;

•	decides to pursue a competitive potential drug or compound developed outside of our collaboration;

•	cannot obtain necessary regulatory approvals; or

•	exercises a right to terminate our collaboration.

We may not receive any milestone, royalty or license payments under our current or any future collaborations.

      Although we have received license and milestone fees to date under our chemistry services collaborations, we may never receive any royalty payments or additional license and milestone fees under such agreements. Likewise, even if we are able to enter into collaboration agreements relating to our drug candidates, we may never receive any milestone, royalty or license payments under such future agreements.

      Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want or are able to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depends not only on the achievement of objectives by us and our collaborators, but also on each collaborator’s financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. Pharmaceutical products our collaborators develop will require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. These agencies may not approve the products for commercialization despite the substantial time and resources required to seek approvals and comply with appropriate statutes and regulations. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty or license payments.

We face fierce competition from competitors with greater resources.

      Even if we are successful in bringing a product to market, we face substantial competitive challenges in effectively marketing and distributing our product. Many other companies and research institutions are developing products within the field of oncology, including large pharmaceutical companies with much greater financial resources, and more experience in developing products, running clinical trials, obtaining FDA approval and bringing new drugs to market. We are in a rapidly evolving field of research, and our technology may be rendered non-competitive or obsolete by approaches and methodologies discovered by others, both before and after we have gone to market with our product. We also face competition from existing therapies that are currently accepted in the marketplace, and the impact of adverse events in our field that may affect regulatory approval or public perception.

We may not be able to recruit and retain the scientists and management we need to compete.

      To succeed, we must attract, retain and motivate highly skilled scientists and management. We compete intensely with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies, and academic and research institutions to recruit scientists and management. If we cannot hire additional qualified personnel, the workload may increase for both existing and new personnel. The shortage of personnel with experience in drug development could lead to increased recruiting, relocation and compensation costs, which may exceed our expectations and resources. These increased costs also may reduce our profit margins and make hiring new scientists impractical.

We may not be able to balance successfully our primary focus of drug development with the needs of our chemical technologies operation.

      While we concentrate on drug development, there is a risk that we will pay less attention to our original, ongoing business. Furthermore, customers, potential collaborators and others may not accept our shift in strategy. Also, we may not implement the shift effectively, which may undermine our results even if the strategy, technology and management team work together effectively.

We may be exposed to potential liability related to the development, testing or manufacturing of compounds developed by ArQule.

      We develop, test and manufacture the precursors to drugs generally intended for use in humans. If our drug discovery activities result in clinical trials, or the manufacture and sale of drugs, we could be liable if persons are injured or die while using these drugs. We may have to pay substantial damages and/or incur legal costs to defend claims resulting from injury or death, and we may not receive expected royalty or milestone payments if commercialization of a drug is limited or ended as a result of such claims. We have product liability insurance that contains customary exclusions and provides coverage per occurrence at levels, in the aggregate, which we believe are customary and commercially reasonable in our industry given the stage we have achieved in drug commercialization. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. Also, we may be unable to maintain our current insurance policies or obtain and maintain necessary additional coverage at acceptable costs or at all.

RISKS RELATED TO OUR FINANCIAL CONDITION

We may not achieve profitability.

      From our inception in 1993 through December 31, 2003, we have incurred cumulative losses of approximately $184 million. These losses have resulted principally from the costs of our research activities and enhancements to our technology. We have derived our revenue primarily from:

•	license and technology transfer fees for access to our chemical synthesis and production platforms such as transfer of our AMAP technology to Pfizer;

•	payments for product deliveries;

•	research and development funding paid under our agreements with our collaboration partners; and

•	to a limited extent, milestone payments.

      To date, these revenues have generated profits only in 1997 and 2000 and our revenue from our chemistry services collaborators is expected to decline in 2004. We have not realized any revenue from royalties from the sale by any of our collaboration partners of a commercial product developed using our technology. We might never become profitable on a sustained basis.

Our revenue from chemistry technologies collaborations is uncertain and not diversified.

      Our ability to generate revenue from chemistry services collaborations typically involves significant technical evaluation and/or commitment of capital by our collaborators and is subject to a number of significant risks, including collaborators’ budgetary constraints and internal acceptance reviews.

      To maintain our current relationships with chemistry services collaborators and to meet the performance and delivery requirements in our contracts, we must provide drug discovery capabilities and chemistry technology products and services at appropriate levels, with acceptable quality and at acceptable cost. Our ability to deliver the drug discovery capabilities, products and services we want to offer to our collaborators is limited by many factors, including the difficulty of the chemistry, the lack of predictability in the scientific process and the shortage of qualified scientific personnel. In particular, a large portion of our revenue depends on producing collections of high-quality chemical compounds, which requires a high rate of production. If we are unable to maintain the rate of compound synthesis to meet our existing or future contractual commitments, it may result in delayed or lost revenue, loss of collaborations and/or failure to expand our existing relationships.

      Also, at present we depend largely on chemistry services collaboration arrangements for our revenue and cannot be sure whether our collaborations will succeed or whether we will realize much of the potential revenue from our collaborations. In addition, 84% of our revenue was generated from our Pfizer collaboration in 2003, pursuant to which Pfizer holds certain termination rights beginning in December, 2005. Significant portions of the revenue from milestones and royalties that we may receive under these collaborations will depend upon our ability and/or our partners’ ability to successfully develop, license, introduce, market and sell new drugs developed using our chemical compounds and/or proprietary technology. We have little control over the efforts of our partners. We may not be able to achieve these milestones and may not be able to develop commercial drugs or other products on which royalties will be payable.

      Products developed in collaborations will result in commercialized drugs generating royalties only after, among other things:

•	significant preclinical and clinical development efforts and expenditures;

•	regulatory approvals;

•	development of manufacturing capabilities; and

•	successful marketing.

Our operating results will continue to fluctuate significantly.

      Some of our chemistry services collaborators can influence when we deliver products and perform services under their contracts with us. This could cause our operating results to fluctuate significantly. In addition, we expect to continue to experience significant fluctuations in operating results due to factors such as general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies, as well as the timing of compound shipments to our collaborators.

      Our collaboration agreements require that covered products or compounds reach significant developmental stages in the drug discovery process before we will receive milestone payments. If these milestones are not achieved as expected, our revenue will be delayed and/or reduced. For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other milestones, such as the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary compared to our estimates, in many cases for reasons beyond our control.

      Revenue is recognized in accordance with generally accepted accounting principles (“GAAP”), which require us to expense certain costs as incurred and defer the related revenue over the life of the contract. This makes gross margin fluctuate up and down as revenue is not matched with the associated costs. See significant accounting policies in Note 2 to Item 8, the Consolidated Financial Statements.

      We thus believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some periods may not meet the expectations of stock market analysts and investors, causing our stock price to decline.

We may not be able to fund our operations.

      Although we believe that we have sufficient funding in the near term, we will at some point need to obtain additional financing. Such financing could come from the proceeds of public or private debt or equity financings or corporate partnerships. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital through the sale of equity, or securities convertible into equity, each shareholder’s proportionate ownership in ArQule may be diluted.

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

      In particular, our plans for clinical development of drug candidates will cause us to incur significant costs. If we are successful in our drug development efforts, we may be involved in multiple clinical trials with cumulative costs escalating greatly over time.

      We believe that our cash, cash equivalents and short-term investment securities balances as of December 31, 2003 will be sufficient to meet our operating and capital requirements for the next three years. We have based this estimate on assumptions and estimates that may prove to be wrong. Even if we our estimates are correct, we may need or choose to obtain additional financing during that time.

Delaware law and our Amended and Restated Certificate of Incorporation contain provisions that could prevent or delay a change of control.

      Section 203 of the Delaware General Corporation Law contains provisions restricting stockholder action to acquire control of the company. This could discourage third parties from seeking to obtain control. In addition, certain aspects of our charter documents, for example, rights to issue preferred stock without shareholder approval, a board of directors with staggered terms and limits on the ability of stockholders to call special meetings or act by written consent may be considered as hindrances to a change of control.

RISKS RELATED TO INTELLECTUAL PROPERTY

Our patents and other proprietary rights may fail to protect our business.

      To be successful and compete, we must obtain and protect patents on our products and technology and protect our trade secrets. Where appropriate, we seek patent protection for certain aspects of our technology, but patent protection may not be available for some of the compounds and drugs, and their use, synthesis, formulations and technologies we are developing. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

      Competitors may interfere with our patent protection in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and that therefore we cannot practice our technology as claimed under our patents. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

      To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement lawsuits or interference proceedings. Such litigation can be expensive, take significant time and divert management’s attention from other business concerns, which could increase our research and development expense and delay our product programs. Litigation that we initiate may provoke third parties to assert claims against us.

      It is also unclear whether our trade secrets will prove to be adequately protected. To protect our trade secrets, we require our employees, consultants and advisors to execute confidentiality agreements. We cannot guarantee, however, that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. Our employees, consultants or advisors may unintentionally or willfully disclose our information to competitors. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors had or have previous employment or consulting relationships. Like patent litigation, enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing than our federal and state courts to protect trade secrets. Furthermore, others may independently develop substantially equivalent knowledge, methods and know-how.

      If we must spend significant additional time and money protecting our patents and trade secrets, we will have fewer resources to devote to the development of our technologies, and our business and financial prospects may be harmed.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

      There are many patents in our field of technology and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes a product of ours infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time-consuming and could divert management attention and resources away from our business. If we do not prevail in litigation, we may have to pay substantial damages for past infringement.

      Also, if we lose, the court may prohibit us from selling or licensing the product that infringes the patent unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, it may not be available on acceptable terms. For example, we might have to pay substantial royalties or grant cross-licenses to its patents. In addition, some licenses may be nonexclusive and, accordingly, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license, we could encounter delays in product development while we attempt to design around other patents or we could even be prohibited from developing, manufacturing or selling products requiring these licenses. If we are unable to cost-effectively redesign our products so they do not infringe a patent, we may be unable to sell some of our products. Any of these occurrences will result in lost revenues and profits for us.

Our collaborators may restrict our use of scientific information.

      We may not be able to acquire any exclusive rights to technology or products derived from our collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

      The success of our strategy depends, in part, on our ability to apply a growing base of knowledge, technology and data across all of our internal projects and our collaborations. Some of this data has been and will continue to be generated from our work with collaborators. Although we believe that certain of this information is not proprietary to our collaborators, our collaborators may disagree and may succeed in preventing us from using some or all of this information and/or technology ourselves or with others. Without the ability to use this information freely, we may be limited in our ability to improve the efficiency of our drug discovery and development process.

RISKS RELATED TO REGULATION

We may not obtain regulatory approval for the sale and manufacture of drug products.

      The development and commercialization of drug candidates in the United States, including those drug candidates we develop alone or in collaboration with our partners, are subject to regulation by U.S. regulatory authorities. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by the appropriate governmental agencies prior to commercialization. Regulatory authorities may suspend clinical trials at any time if they believe that the subjects participating in the trials are being exposed to unacceptable risks or if an agency finds deficiencies in the conduct of the trials or other problems with our product under development. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization. Changes in regulatory policy during the period of regulatory review may result in unforeseen delays or denial of approval. Similar delays and denials may be encountered in foreign countries.

      As a company, ArQule has never obtained regulatory approval to manufacture and sell a drug. If we and/or our collaborators develop a drug candidate and cannot obtain this approval, we may not realize milestone or royalty payments based on commercialization goals for such drug candidate. Even if regulatory approval is obtained, regulatory authorities may require additional clinical studies after sales of a drug have begun. In addition, the identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of the drug, additional preclinical and clinical trials, changes in labeling, recalls, warnings to physicians or the public, and negative publicity.

      Any of these events could delay or prevent us from generating revenue from the commercialization of any drug candidates we develop or help to develop.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

      As we have only recently had our first product candidate in clinical trials, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, certain of the products that are likely to result from our research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

RISKS RELATING TO PRODUCT MANUFACTURING

If our use of chemical and hazardous materials violates applicable laws or causes personal injury, we may be liable for damages.

      Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous if misused. Federal, state and local laws and regulations govern our use, storage, handling and disposal of these materials. These laws and regulations include the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire and building codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Department of Health and Human Services, and the laws of Massachusetts, where we conduct our operations. We may incur significant costs to comply with these laws and regulations in the future. Notwithstanding our extensive safety procedures for handling and disposing of such materials, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for damages, and any such liability could exceed our resources, disrupt our business and have a negative impact on our financial condition and results of operations.

Because we have limited manufacturing capabilities, if we decide to outsource the manufacturing of chemical compounds, or initiate a drug manufacturing strategy, we will be dependent on third-party manufacturers or will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

      We have limited experience with the FDA’s good manufacturing practices and no commercial scale manufacturing capabilities. If we expand beyond our current manufacturing activities, or apply for regulatory approvals to commercialize products and services, we will need to develop, contract for, or otherwise arrange for, the necessary manufacturing capabilities.

      There are a limited number of manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our products. As a result, we may experience difficulty finding manufacturers for our products with adequate capacity for future needs. If we are unable to arrange for outsourced manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

      Reliance on an outsourced manufacturer entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the manufacturer for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the manufacturer, based on the manufacturer’s own business priorities, at a time that is costly or inconvenient for us.

      We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Item 2.	Properties

      In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements. In March 2001, we purchased this building and the land on which it sits and a developable adjacent parcel of land for $18.2 million and $2.3 million, respectively, in an arms-length transaction with the original developer.

      We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and the other on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements. See

LEGAL PROCEEDINGS below for a discussion of a dispute between ArQule and Cummings concerning an increase in rental rates on the lease that expires on July 30, 2006.

      In March 2002, we entered into an eight year lease with Pacific Shores Development LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. We took occupancy in September 2002. Each base lease payment, the first of which was due and paid in September 2002, is $75,823 per month, subject to annual escalation provisions.

      In December 2002, we announced a major restructuring of our operations which included closing our facilities in Redwood City, California as of December 31, 2002 and Cambridge, United Kingdom as of March 31, 2003. In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom and to assign its facility lease obligation. We are actively attempting to sub-lease our California facilities. See Note 11, “Restructuring Actions” in notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

      On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. If we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $0.8 million to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease. Conversely, if the contingency is resolved in ArQule’s favor and the Company is entitled to a refund of amounts previously paid, the Company may be required to record a gain in a future period.

      ArQule has been named as one of multiple co-defendants, including Wyeth, Inc. and Solvay Pharmaceuticals, Inc., in seven related lawsuits, filed by a number of individual plaintiffs beginning in July 2003 in U.S. District Courts in the Southern and Eastern Districts in Texas and in the District Court, 281st Judicial District, Harris County, Texas. Plaintiffs in these proceedings are seeking damages relating to alleged personal injuries claimed to be the result of taking Hormone Replacement Therapy. The Company was never involved in the manufacture, marketing or sale of Hormone Replacement Therapy drugs and does not believe that it has produced or provided any compounds that have been introduced to humans relating to the products that are the subject of these claims. ArQule has filed or is filing stipulations of dismissal or a motion to dismiss in each of these cases.

      Although we cannot predict the outcome of any litigation, as of the date of this annual report, based on the information now available to us, we do not believe that these lawsuits, individually or in the aggregate, are reasonably likely to have, either individually or in the aggregate, a material adverse effect on the Company, its business, prospects, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to stockholders for a vote during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      ArQule’s common stock is traded on the NASDAQ National Market under the symbol “ARQL”.

      The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for ArQule’s common stock:

	High	Low

2002
First Quarter	$16.90	$10.75
Second Quarter	12.40	5.43
Third Quarter	7.14	5.02
Fourth Quarter	6.37	3.04
2003
First Quarter	3.13	2.04
Second Quarter	5.23	2.42
Third Quarter	4.82	3.74
Fourth Quarter	5.55	4.45
2004
First Quarter (through March 9, 2004)	6.60	5.01

      As of March 1, 2004, there were approximately 185 holders of record and approximately 6,799 beneficial shareholders of our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)

Number of
	Number of	Weighted-	securities
	securities to be	average	remaining available
	issued upon	exercise	for future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation plans
	options,	options,	(excluding
	warrants and	warrants and	securities reflected
Plan category	rights	rights	in column (a))

Equity compensation plans approved by security holders	3,895,918	$9.24	1,842,595
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,895,918	$9.24	1,842,595

Item 6.	Selected Financial Data

      The following data, insofar as it relates to the years 1999, 2000, 2001, 2002 and 2003 have been derived from ArQule’s audited consolidated financial statements, including the consolidated balance sheet as of December 31, 2002 and 2003 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2003 and notes thereto appearing in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Financial Statements and the Notes thereto appearing in Items 7 and 8, respectively of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Statement of operations data:
Revenue	$65,539	$62,812	$58,396	$50,296	$18,582
Cost and expenses:
Cost of revenue	36,060	35,231	29,441	21,343	17,457
Research and development	18,932	31,389	28,446	17,699	13,774
Marketing, general and administrative	9,560	12,876	12,353	8,293	6,022
Stock-based compensation	—	3,221	6,949	880	486
Amortization of core technologies(a)	—	3,373	3,091	—	—
Amortization of goodwill(a)(b)	—	—	4,013	—	—
Impairment of core technology(c)	—	17,137	—	—	—
Impairment of goodwill(c)	—	25,890	—	—	—
Restructuring charges(d)(f)	1,239	12,695	—	—	—
Acquired in-process research and development(a)(e)	30,359	—	18,000	—	—

Total costs and expenses	96,150	141,812	102,293	48,215	37,739

Income (loss) from operations	(30,611)	(79,000)	(43,897)	2,081	(19,157)
Interest income, net	610	1,125	2,870	1,774	1,724
Loss on investment(g)	(4,750)	—	—	—	—

Net income (loss)	$(34,751)	$(77,875)	$(41,027)	$3,855	$(17,433)

Basic net income (loss) per share	$(1.43)	$(3.67)	$(2.06)	$0.28	$(1.38)

Weighted average common shares outstanding — basic	24,333	21,215	19,905	13,911	12,606

Diluted net income (loss) per share	$(1.43)	$(3.67)	$(2.06)	$0.25	$(1.38)

Weighted average common shares outstanding — diluted	24,333	21,215	19,905	15,208	12,606

	December 31,

	2003	2002	2001	2000	1999

Balance sheet data:
Cash, cash equivalents and marketable securities	$76,724	$85,626	$98,002	$110,019	$36,421
Working capital	54,698	54,176	69,365	93,437	17,371
Total assets	128,424	145,079	208,475	149,476	77,346
Long-term debt	1,218	6,850	11,700	7,200	10,700
Total stockholders’ equity	86,477	93,715	166,739	120,420	38,753

(a)	In January 2001, ArQule acquired Camitro Corporation for $84.3 million in a stock purchase transaction. In conjunction with the transaction, we recorded intangible assets for core technology and goodwill of $23.6 million and $29.7 million, respectively, each of which was being amortized over their estimated useful lives of seven years. We also immediately charged to income the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no future alternative use.

(b)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly ceased recording periodic goodwill amortization charges in lieu of performance of annual assessments for impairment.

(c)	In the fourth quarter of 2002, we performed impairment assessments of the carrying value of the Company’s core technology and goodwill balances. These assessments indicated that the value of the assets were fully impaired and, accordingly, we took impairment charges for the full remaining carrying value.

(d)	In December 2002, ArQule announced a major restructuring of its operations whereby it eliminated 31% of its workforce and closed its operations in Redwood City, California and Cambridge, United Kingdom.

(e)	In September 2003, ArQule acquired Cyclis Pharmaceuticals, Inc. for $25.9 million in a stock purchase transaction. In connection with the transaction, we immediately charged to income $30.4 million representing purchased in-process research and development that had not yet reached technological feasibility and had no future alternative use.

(f)	In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom and to assign its facility obligation. As a result ArQule reversed $0.3 million of restructuring accrual to reflect a change in its original estimate of the remaining leasehold obligations and assumed sublease income in the United Kingdom. In December 2003, the adequacy of the restructuring accrual and assumed sublease income relative to the lease commitment in Redwood City, California was reassessed and, based on deteriorating market conditions, an additional provision of $1.5 million was recorded.

(g)	In the fourth quarter of 2003, the carrying value of an investment in a privately-held proteomic company was written down by $4.8 million to reflect the estimated fair value of the investment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics.

      We have incurred a cumulative net loss of $184 million from inception through December 31, 2003. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. We expect research and development costs to increase in 2004 as we pursue development of our cancer programs. We do not expect to make additional investments in chemistry services during 2004. Although we have generated positive cash flow from operations for the last five years, we have recorded a net loss for each of those years. We expect to record a loss for 2004. Based on our cash position at the end of 2003 we will be able to dedicate approximately $25 million per year over the next three years to our ACTSM research and development program. This estimate is based upon the assumption that we will continue to operate our chemistry services on a cash flow positive basis, and to invest in cancer related research and development.

      Our revenue is derived from chemistry services performed for our customers. Revenue, expenses and gross margin fluctuate from quarter to quarter based upon contractual deliverables and the timing of the recognition of revenue under our revenue recognition policy (see the discussion of this under “Critical Accounting Policies and Estimates” below). As we increase our activities in cancer related research and development, the timing and extent of these efforts, together with the length and outcome of our clinical trials will further impact the fluctuation of results from operations. While our focus will be on cancer related research and development, we will continue to pursue revenue opportunities from customers for our chemistry services.

      In February 2004, we initiated a restructuring involving a reduction in workforce of 55 people, or 19% of the total workforce. This was undertaken to better align our resources with our new focus on cancer related research and development, and in response to a decrease in chemistry services activities. We plan to aggressively hire expertise in the field of drug discovery during 2004, and anticipate no net headcount decrease by the end of the year.

Liquidity and Capital Resources

				% increase (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

	(In millions)
Cash, cash equivalents and marketable securities	$76.7	$85.6	$98.0	(10)%	(13)%
Working capital	54.7	54.2	69.4	1%	(22)%
Cash flow from:
Operating activities	4.1	2.5	4.4	65%	(44)%
Investing activities	(10.8)	(1.7)	(65.7)	(543)%	97%
Financing activities	(1.4)	(3.7)	18.4	62%	(120)%

      Cash flow from operating activities. For 2003 the total of $4.1 million was primarily comprised of an operating profit, excluding non-cash charges, of $9.7 million and additional restructuring provisions of $1.2 million not requiring immediate cash outlays in 2003, which were partially offset by restructuring related payments of $3.8 million, and $3.0 million of payments related to liabilities assumed in the acquisition of Cyclis.

      Cash and cash equivalents used in investing activities. The total was $10.8 million in 2003, compared to $1.7 million in 2002. The increase in 2003 was due to $7.0 million for the Cyclis acquisition and $4.5 million for capital additions, which was partially offset by net proceeds from the sale and maturity of marketable securities of $0.7 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets and the timing of specific investments.

      Cash and cash equivalents used in financing activities. The total was $1.4 million in 2003, compared to $3.7 million in 2002. The 2003 use was comprised of $7.4 million of principal repayments on our term loan to Fleet National Bank and $2.5 million of long-term debt assumed in connection with the acquisition of Cyclis and subsequently repaid. This was partially offset by proceeds from the issuance of common stock of $8.5 million, of which $8.0 million represents an investment by Pfizer.

      We have been cash flow positive from operations for five consecutive years. We expect that our available cash and marketable securities of $77 million at December 31, 2003, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for the next three years. In addition, we are currently considering raising additional capital through a follow-on public offering of our securities. We have filed a shelf registration statement on Form S-3 with the SEC covering securities having an aggregate maximum amount of $50 million.

      Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our chemistry services, or that such services will produce revenues adequate to fund our operating expenses. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. If we experience increased losses, we may have to seek additional financing from public and private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

      Our contractual obligations were comprised of the following as of December 31, 2003 (in thousands):

		Within	Within	Within	After
	Total	1 Year	1-4 Years	4-7 Years	7 Years

Long-term debt obligations	$6,912	$5,840	$1,072	$—	$—
Capital lease obligations	289	141	148	—	—
Operating lease obligations	10,951	2,821	5,597	2,533	—
Purchase obligations	2,965	1,253	797	533	382

Total	$21,117	$10,055	$7,614	$3,066	$382

      Included in the total minimum payments for operating leases is approximately $6.7 million related to unoccupied real estate in California which was accrued as a liability, net of assumed sublease income, as a part of the Company’s restructuring charges in 2002 (see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10K). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

Critical Accounting Policies and Estimates

      A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following are critical accounting policies. Please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Revenue Recognition

      ArQule has entered into various chemistry-based collaborative agreements with pharmaceutical and biotechnology companies. Revenue from these collaborative agreements is recognized as follows:

•	Non-refundable technology transfer fees. Under certain circumstances these are recognized as revenue upon completion of performance of a specified deliverable. However, where the effort is relatively constant over the performance period of the contract, the revenue is recognized on a straight-line basis over the performance period of the contract.

•	Funding of compound development work. Revenue is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule, or the development labor expended against a total research and development labor plan, as the measure of progress toward completion.

•	Payments based upon delivery of compounds. Payments based upon delivery of specialized compounds meeting the collaborator’s specified criteria are recognized as revenue once our obligations are complete, the collaborator has accepted the delivery of these compounds and collection is reasonably assured.

•	Certain milestones and royalties on product sales. If there are no continuing performance obligations, these revenues are recognized upon achievement of the related milestone. Revenues from milestone payments related to continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of a specified list of conditions are met. Otherwise, the milestone payments are deferred and recognized as revenue over the term of the performance obligations.

      We follow these guidelines to measure revenue; however, certain judgments affect the application of these policies. For example, in connection with our Pfizer collaboration we have recorded current and long term deferred revenue based on our best estimate of when such revenue will be recognized. The estimate of deferred revenue reflects our estimate of the timing and extent of services that we will provide to Pfizer. Our services to Pfizer, and the timing of those services, are difficult to estimate and are impacted by factors outside of our control. For example, the timing and quantity of compounds we provide is largely dependent on Pfizer’s internal needs. Changes to estimates could impact the timing and amount of revenue we recognize in the future.

Purchase Accounting and In-process Research and Development

      Upon consummation of the Cyclis acquisition, we immediately charged to income $30.4 million representing purchased in-process research and development (“IPR&D”) that had not yet reached technical feasibility and had no alternative future use. Approximately $14 million of the charge represents the fair value of the IPR&D; the remaining $16.4 million of the charge represents the allocation to IPR&D of a portion of the excess of purchase price over the fair value of assets acquired.

      We believe that this charge represents a reasonably reliable estimate of the future benefits attributed to purchased IPR&D. The value assigned IPR&D (before the step-up adjustment) was composed of the projected value of three Cyclis preclinical drug development projects based on various mechanisms of actions associated with the ACTSM technology. The valuation was determined using the income approach. Potential revenue and drug development expenses were projected through 2020 based on information obtained from management and from published third-party industry statistics for similar drug development businesses. Specifically, we estimated that the development of our current cancer programs through clinical trials to commercial viability will take approximately nine years and cost in excess of $500 million. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success, using a discount rate of 30%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Since the acquisition, nothing has occurred that would lead us to believe that the original estimates of the cost to develop these compounds, or their revenue potential, is materially different from the estimates used at the time of the acquisition for purposes of purchase accounting.

Restructuring Charges

      Accruals for abandoned facilities under lease require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate (see Note 11 to the Consolidated Financial Statements in Item 8 of this 10-K). These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on our analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate of up to $3.1 million. Conversely, if the space is subleased either earlier than estimated or if the sublease rates actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

Investments in Non-marketable Equity Securities

      At December 31, 2003, we performed an assessment of the fair value of our investment in a privately held proteomics company. This assessment included analysis of that company’s current financial condition, its prospects for generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an impairment had occurred and that the fair value of our investment was $0.3 million, resulting in a non-cash loss on investment of $4.7 million. If this entity is unsuccessful in its efforts to secure additional financing it may cease operations, rendering our investment worthless and necessitating a further write down. If the value of this investment recovers, we will not write-up the investment until it is sold.

Lease Commitments

      We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

      On August 1, 2001, Cummings significantly raised ArQule’s rent, as outlined in Item 3, LEGAL PROCEEDINGS. We made an estimate of the most likely outcome of this contingency and concluded that no provision is required at December 31, 2003. It is our estimation that the most likely settlement at trial would result in no net financial statement loss. Nevertheless, if we are unsuccessful at trial, the Company could be required to record an additional expense of up to $.8 million.

Results of Operations

      Years ended December 31, 2001, 2002 and 2003:

Revenue

				% increase (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

	(In millions)
Revenue	$65.5	$62.8	$58.4	4%	8%

      2003 as compared to 2002: Revenue increased by $2.7 million, or 4%. Revenue from our chemistry collaboration with Pfizer increased by $8.5 million due to an increase in the number of compounds developed under the terms of the contract and our receipt of certain contractual milestone payments on an accelerated basis because we met delivery requirements in 2003 ahead of schedule. This increase was offset by reductions in revenue from Bayer of $2.1 million, Solvay of $1.1 million, and Pharmacia of $0.5 million as the Company completed its final contractual obligations with these companies in 2003, and from reductions in revenue from Searle of $1.0 million, Wyeth of $0.7 million and Glaxo-Smith-Kline of $0.6 million whose contracts all ended in 2002. We expect revenue from our chemical services contracts to decrease in 2004 as a result of February 2004 amendments to our Pfizer agreement that will cause our compound deliveries to Pfizer to remain stable at 2004 levels, instead of increasing as previously agreed. In addition, in 2003 we completed the Bayer, Solvay and Pharmacia agreements.

      2002 as compared to 2001: Revenue increased by $4.4 million, or 8%, primarily due to a $10.5 million increase in Custom Array library revenues from our agreement with Pfizer. This increase was partially offset by reductions in revenue from Wyeth of $3.1 million, from Johnson & Johnson of $1.7 million, and from Sankyo of $1.3 million as these collaborations wound down.

Cost of Revenue and Gross Margin Percentage

				% increase (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

Cost of revenue	$36.1	$35.2	$29.4	2%	20%
Gross margin % of revenue	45.0%	43.9%	49.6%	1.1% pts	(5.7)% pts

      2003 as compared to 2002: Cost of revenue increased due to increased cost of personnel, materials and facility related expenses, including depreciation, necessary to satisfy the increase in activity under the Pfizer contract during 2003, partially offset by a reduction in material costs associated with the completion of the Bayer contract during the third quarter of 2003. Gross margin as a percentage of revenue increased primarily as a result of the one-time increase in Pfizer revenue due to our receipt of certain contractual milestone payments on an accelerated basis because we met delivery requirements in 2003 ahead of schedule and to the recognition of previously deferred revenue from Bayer as a result of our completing our contractual obligations. the associated costs for which were incurred in earlier years. We expect cost of revenue will decrease in 2004 as a result of lower revenues and the resultant decrease in direct production and material costs due to the absence of activity under the Bayer, Solvay and Pharmacia agreements, which were terminated in 2003. We expect gross margin percentage to decrease in 2004 as a result of the lower revenues available to offset fixed overhead and facility-related expenses.

      2002 as compared to 2001: Cost of revenue increased due to increased cost of personnel and materials necessary to satisfy the 2002 expansion of the Pfizer collaboration. Our gross margin as a percentage of revenue decreased by 5.7 percentage points due to the increased labor and material costs necessary to fulfill the Pfizer and Bayer collaborations.

Research and Development

				% increase (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

	(In millions)
Research and development	$18.9	$31.4	$28.4	(40)%	10%

      2003 as compared to 2002: The $12.5 million decrease in research and development primarily reflects the cost savings associated with the Company’s decision in December 2002 to cease further development of the Camitro predictive modeling technology, to close the related facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), and to realign its workforce in order to expedite its transition to a drug discovery and development company. These cost savings were partially offset by the increased cost associated with the acquisition of Cyclis in September 2003, notably the addition of approximately 14 scientists, increased laboratory supply and facility expenses and the cost of preclinical and clinical studies to develop the ACTSM platform and ARQ 501. We expect research and development expense to increase in 2004 as we expand our oncology discovery pipeline and begin clinical trials.

      2002 as compared to 2001: The $2.9 million increase primarily consists of an additional $2.1 million in personnel and related costs and $0.9 million of additional third-party information system technology as the result of our efforts to augment and enhance our chemistry, biology, predictive and computational modeling capabilities and related proprietary technologies. In 2002, the Company devoted additional personnel and resources to the integration and refinement of the respective technologies in order to advance the objective of a fully integrated drug discovery platform.

Marketing, General and Administrative

				% increase (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

	(In millions)
Marketing, general and administrative	$9.6	$12.9	$12.4	(26)%	4%

      2003 as compared to 2002: The decrease in marketing, general and administrative expense is primarily due to the cost savings associated with the severance of 31 marketing, general and administrative employees as part of the Company’s restructuring actions in December 2002, and the closing of the Redwood City and Cambridge facilities. The decrease consists primarily of reductions in employee related expenses of $1.8 million, professional fees of $0.6 million and facility related expense of $0.6 million. We expect marketing, general and administrative expense to decrease in 2004 as a result of our restructuring actions in the first quarter of 2004 and due to conscious efforts to contain infrastructure spending.

      2002 as compared to 2001: Marketing, general and administrative expenses were essentially flat year-over-year.

Acquisition Related Charges

	2003	2002	2001

	(In millions)
Stock based compensation	$—	$3.0	$6.9
Amortization of core technology	—	3.4	3.1
Amortization of goodwill	—	—	4.0
Impairment of core technology	—	17.1	—
Impairment of goodwill	—	25.9	—
In-process research and development	30.4	—	18.0

Total acquisition related charges	$30.4	$49.4	$32.0

      2003. Acquisition related charges in 2003 relate to the September 8, 2003 acquisition of Cyclis. Upon consummation of the Cyclis acquisition, we immediately charged to income $30.4 million representing purchased in-process research and development (“IPR&D”) that had not yet reached technical feasibility and had no alternative future use. Approximately $14 million of the charge represents the fair value of the IPR&D. The remaining $16.4 million of the charge represents a step-up adjustment resulting from the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed which was allocated on a pro rata basis to the carrying value of acquired long-lived assets. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting policies and significant estimates.

      2002 and 2001. Acquisition related charges in 2002 and 2001 all relate to the January 2001 acquisition of Camitro. Upon consummation of the acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 4 of notes to Consolidated Financial Statements included in Item 8 of this 10-K).

      In 2002, we continued to recognize stock-based compensation charges based on the amortization of deferred compensation arising from the issuance of stock options issued below market value and restricted stock to former employees of Camitro, in addition to amortizing core technology. We implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in January 2002, and accordingly ceased recording periodic goodwill amortization charges in lieu of performing annual assessments for impairment. At December 31, 2002, we assessed the recoverability of the carrying value of our core technology and goodwill balances and, based on the applicable accounting standards, recorded impairment charges of $17.1 million and $25.9 million, respectively, representing the entire remaining balances of these assets. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting policies and significant estimates.

Restructuring Related Charges

      In December 2002, we announced a restructuring of our operations whereby we ceased further development and commercialization of the Camitro predictive modeling technology and realigned our workforce to expedite the transition towards becoming a drug discovery company.

      The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the termination of employees in these facilities and our Massachusetts facilities.

The Company recorded a restructuring charge of approximately $12.7 million, the components of which are as follows (in thousands):

Termination benefits	$2,140
Facilities related	9,607
Other charges	948

Total restructuring charges	$12,695

      Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale. Other charges include a $0.5 million non-cash stock compensation charge, contractual obligations which provided no future value to the Company, and other miscellaneous costs associated with closing the California and United Kingdom operations. See Item 11 in the Notes to the Consolidated Financial Statements at Item 2 of this 10K. We believe that these actions resulted in savings of approximately $12 million per year in personnel and facility-related expenses.

      Activities against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) in 2002 and 2003 were as follows (in thousands):

	2002	2002	2002	Restructuring
	Restructuring	Non-cash	Cash	Accrual at
	Charge	Write-offs	Payments	December 31, 2002

Termination benefits	$2,140	$—	$(111)	$2,029
Facilities related	9,607	(3,322)	—	6,285
Other charges	948	(477)	(35)	436

Total restructuring accrual	$12,695	$(3,799)	$(146)	$8,750

	Restructuring		2003	Restructuring
	Accrual at	2003	Cash	Accrual at
	December 21, 2002	Provisions	Payments	December 31, 2003

Termination benefits	$2,029	$—	$(2,019)	$10
Facilities related	6,285	1,239	(1,364)	6,160
Other charges	436	—	(367)	69

Total restructuring accrual	$8,750	$1,239	$(3,750)	$6,239

      The Company eliminated 108 positions in December 2002; the remaining 20 were eliminated by March 31, 2003. As of December 31, 2003 virtually all termination benefits had been paid. California facility costs will be paid out through the remaining lease term of the facility, which extends through 2010, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying a lump-sum payment to the landlord. In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom. As a result, ArQule reversed $0.3 million of restructuring accrual to reflect a change in its original estimate of the remaining leasehold obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, ArQule was in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were terminated in January 2004. As a result, the adequacy of the accrual relative to the lease obligation and assumed sublease income for the California facility was reassessed, and based on continued deterioration in the local real estate market, an additional provision of $1.5 million was recorded.

Interest Income and Expense

				% (decrease)

	2003	2002	2001	2002 to 2003	2001 to 2002

	(In millions)
Interest income	$1.1	$2.1	$4.5	(45)%	(54)%
Interest expense	(0.5)	(1.0)	(1.6)	(44)%	(41)%

Interest income, net	$0.6	$1.1	$2.9	(46)%	(61)%

      Interest income is derived from our portfolio of cash and short-term investments. Interest income decreased in each of the last three years due to decreasing average principal balances and continued decreasing interest rates. Interest expense decreased in each of the last three years due to lower average debt balances and lower interest rates.

Loss on Investment

	2003	2002	2001

	(In millions)
Loss on investment	$4.7	$—	$—

      The loss on investments relates to an impairment charge taken to write down the Company’s investment in a privately-held proteomics Company to its estimated fair value. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting policies and significant estimates.

Recent Accounting Pronouncements

      In December 2003, the FASB reached a consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). This issue addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. This issue is applicable to agreements entered into after June 15, 2003. The Company is currently assessing the impact EITF No. 00-21 will have on revenue recognition in 2004, in particular as it relates to the updated Pfizer contract which was signed in February 2004.

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

      Our use of derivative financial instruments is limited to the utilization of an interest rate swap agreement. Settlement accounting is used for this interest rate swap, which has a notional amount of $975,000 and expires on June 30, 2004. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. The fair market value of this swap was an unrecognized loss of $22,000 at December 31, 2003.

      See Notes 2 and 12 to the Consolidated Financial Statements for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 2003 due to the short-term maturities of these instruments.

Item 8.	Consolidated Financial Statements and Supplementary Data

      Consolidated Financial Statement Schedules:

Schedules are not included because they are not applicable or the information is included in the Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ArQule, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 .

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 13, 2004

ARQULE, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,139	$40,283
Marketable securities	44,585	45,343
Accounts receivable	741	126
Prepaid expenses and other current assets	2,455	2,545

Total current assets	79,920	88,297
Property and equipment, net	47,942	51,516
Other assets	562	5,266

	$128,424	$145,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$5,980	$7,350
Accounts payable and accrued expenses	14,468	16,207
Deferred revenue	4,774	10,564

Total current liabilities	25,222	34,121
Deferred revenue	15,507	10,393
Long term debt	1,218	6,850

Total liabilities	41,947	51,364

Commitments (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,724,771 and 21,373,848 shares issued and outstanding at December 31, 2003 and 2002, respectively	287	214
Additional paid-in capital	270,663	243,285
Accumulated other comprehensive income	(137)	(199)
Accumulated deficit	(184,336)	(149,585)

Total stockholders’ equity	86,477	93,715

	$128,424	$145,079

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue
Compound development revenue	$65,077	$60,965	$53,266
Compound development revenue — related parties	462	1,847	5,130

	65,539	62,812	58,396

Costs and expenses:
Cost of revenue	35,829	34,306	22,657
Cost of revenue — related parties	231	925	6,784
Research and development	18,932	31,389	28,446
Marketing, general and administrative	9,560	12,876	12,353
Stock-based compensation	—	3,221	6,949
Amortization of core technology	—	3,373	3,091
Amortization of goodwill	—	—	4,013
Impairment of core technology	—	17,137	—
Impairment of goodwill	—	25,890	—
Restructuring charges	1,239	12,695	—
Acquired in-process research and development	30,359	—	18,000

	96,150	141,812	102,293

Loss from operations	(30,611)	(79,000)	(43,897)
Investment income	1,146	2,078	4,491
Interest expense	(536)	(953)	(1,621)
Loss on investment	(4,750)	—	—

Net loss	$(34,751)	$(77,875)	$(41,027)

Basic and diluted net loss per share	$(1.43)	$(3.67)	$(2.06)

Weighted average common shares outstanding — basic and diluted	24,333	21,215	19,905

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
			Paid-In	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income	Compensation	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 2000	17,072,727	$171	$151,084	$29	$(181)	$(30,683)	$120,420
Stock option exercises	90,310	1	753				754
Employee stock purchase plan	93,958	1	827				828
Issuance of common stock in connection with the Camitro acquisition	3,103,567	31	81,871		(12,552)		69,350
Issuance of common stock to Pfizer	755,857	7	9,516				9,523
Forfeiture of deferred compensation			(1,404)		1,404		—
Compensation related to the grant of common stock options			129		(129)		—
Amortization of deferred compensation					6,949		6,949
Change in unrealized gain on marketable securities				49			49
Cumulative translation adjustment				(107)			(107)
Net loss						(41,027)	(41,027)

Balance at December 31, 2001	21,116,419	211	242,776	(29)	(4,509)	(71,710)	166,739
Stock option exercises	130,739	2	534				536
Employee stock purchase plan	126,690	1	786				787
Forfeiture of deferred compensation			(883)		883		—
Compensation related to the grant of common stock options			72		(72)		—
Amortization of deferred compensation					3,221		3,221
Restructuring charge related to restricted stock					477		477
Change in unrealized loss on marketable securities and derivatives				(221)			(221)
Cumulative translation adjustment				51			51
Net loss						(77,875)	(77,875)

Balance at December 31, 2002	21,373,848	214	243,285	(199)	—	(149,585)	93,715
Stock option exercises	144,791	1	135				136
Employee stock purchase plan	116,984	1	384				385
Issuance of common stock in connection with Cyclis acquisition	4,571,327	46	18,884				18,930
Issuance of common stock to Pfizer	2,517,821	25	7,975				8,000
Change in unrealized loss on marketable securities and derivatives				94			94
Cumulative translation adjustment				(32)			(32)
Net loss						(34,751)	(34,751)

Balance at December 31, 2003	28,724,771	$287	$270,663	$(137)	$—	$(184,336)	$86,477

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(34,751)	$(77,875)	$(41,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,347	9,987	8,971
Amortization of deferred compensation	—	3,221	6,949
Amortization of goodwill and purchased intangibles	—	3,373	7,104
Purchase of in-process research and development	30,359	—	18,000
Impairment of core technology	—	17,137	—
Impairment of goodwill	—	25,890	—
Non-cash restructuring charges	—	3,799	—
Loss on investment	4,750	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(611)	2,466	(303)
Prepaid expenses and other current assets	144	(480)	(190)
Other assets	—	134	1,883
Accounts payable and accrued expenses	(4,475)	8,885	2,217
Deferred revenue	(676)	5,936	836

Net cash provided by operating activities	4,087	2,473	4,440

Cash flows from investing activities:
Purchases of marketable securities	(70,332)	(46,512)	(66,272)
Proceeds from sale or maturity of marketable securities	71,006	55,888	35,519
Investment in unconsolidated affiliates	—	—	(5,000)
Acquisitions, net of cash acquired	(7,014)	—	(1,834)
Additions to property and equipment	(4,496)	(11,060)	(28,095)

Net cash used in investing activities	(10,836)	(1,684)	(65,682)

Cash flows from financing activities:
Principal payments of capital lease obligations	(35)	—	(1,182)
Borrowings of long term debt	—	2,500	16,000
Principal payments of long term debt	(9,872)	(7,500)	(7,500)
Proceeds from issuance of common stock, net	8,521	1,321	11,105

Net cash provided by (used in) financing activities	(1,386)	(3,679)	18,423

Effect of foreign exchange rates on cash and cash equivalents	(9)	(87)	—

Net decrease in cash and cash equivalents	(8,144)	(2,977)	(42,819)
Cash and cash equivalents, beginning of period	40,283	43,260	86,079

Cash and cash equivalents, end of period	$32,139	$40,283	$43,260

Supplemental Disclosure of Cash Flow Information:

      During 2001, 2002, and 2003 the Company paid approximately $1,621, $953 and $536 respectively, for interest expense.

      Net assets and liabilities assumed in the Camitro and Cyclis acquisitions — see Note 4.

      The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Organization and Nature of Operations

      We are a biotechnology company engaged in the discovery and development of novel drugs primarily for the treatment of cancer. We apply our proprietary ACTSM technology platform to develop small molecule compounds that we believe will selectively kill cancer cells by restoring and activating cellular checkpoints while sparing normal cells. Our oncology portfolio consists of our lead clinical candidate, ARQ 501 and several discovery programs based on the ACTSM platform.

      We also provide chemistry services to collaborators and customers for their discovery programs, which has been a part of our business since our inception. In our chemistry technologies business, we apply our expertise in the design, production, and evaluation of chemical compounds that have the potential to become medicines. For example, we generate libraries, or large collections, of potential drug candidates, assess the drug likeness of candidates and select the most promising candidates, all using high throughput, automated chemistry. Our chemistry services-based collaboration agreements involve several pharmaceutical companies, including Pfizer Inc., Sankyo Company, Ltd and Novartis Biomedical Research Institute.

2.	Summary of Significant Accounting Policies

      Significant accounting policies followed in the preparation of these financial statements are as follows:

     Basis of Consolidation

      The consolidated financial statements include the accounts of ArQule, Inc. and its wholly-owned subsidiary Camitro Corporation, including Camitro, U.K. Ltd. (subsequently renamed ArQule U.K. Ltd.), which was acquired on January 29, 2001 (collectively, “we”, “us”, “our” and the “Company”). All intercompany transactions and balances have been eliminated. In September 2002, the Camitro Corporation was merged into, and made part of, ArQule, Inc. We acquired Cyclis Pharmaceuticals, Inc. (“Cyclis”) on September 8, 2003, at which time Cyclis was merged into ArQule and ceased to be a separate entity. The results of Cyclis’ operations and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition.

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

     Cash Equivalents and Marketable Securities

      We consider all highly liquid investments purchased within three months of maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities that have strong credit ratings. As a matter of policy, we determine on a quarterly basis the fair market value of our investment portfolio. Our securities are recorded on our balance sheet at fair market value. Unrealized gains and losses on securities are included in shareholders equity, net of related tax effects. If the fair market value of a marketable security declines below its cost basis, and, based upon our consideration of all available evidence, we conclude such decline is “other than temporary”, we mark the investment to market through a charge to current earnings. At December 31, 2002 and 2003, we have classified these investments as available-for-sale.

     Fair Value of Financial Instruments

      At December 31, 2002 and 2003, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, debt and interest rate swaps. The carrying amounts of these instruments approximate their fair values.

     Investments in Non-Marketable Equity Securities

      Investments in non-marketable equity securities are accounted for under the cost method if ArQule owns less than 20 percent of the outstanding stock of the investee and our management determines we do not exert significant influence over the management of the investee. We assess the fair value of investments in non-marketable equity securities quarterly, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. In the event fair value is determined to be less than the carrying value of an investment, the carrying value is written down to fair value if the decline in value is significant and is deemed to be other than temporary. Since there is no readily available market information concerning the fair value of these investments, such assessments require significant management judgment in analyzing the investee’s financial position and projected future financial results and cash flows. Although the estimates used reflect our best estimates of fair value based upon available information, the use of different estimates could yield different conclusions concerning the recoverability of the carrying value of investments.

     Foreign Currency

      Our foreign subsidiary, ArQule, U.K. Ltd., had designated the Great Britain Pound Sterling as its functional currency. Financial statements of this foreign subsidiary are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Related cumulative translation adjustments are included as a component of equity in the consolidated balance sheet.

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

     Goodwill and Other Intangibles Assets

      Prior to December 2002, the Company’s intangible assets consisted primarily of the value of core technology and goodwill which was recorded in connection with the acquisition of Camitro Corporation. Both balances were amortized in 2001 using the straight-life method over their estimated useful lives of seven years. These technology assets were subject to amortization in 2002.

      In January 2002, we adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, goodwill balances are no longer subject to periodic amortization, but rather assessments for impairment. In conjunction with the adoption of SFAS 142, goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. In addition, FAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances (“triggering events”) indicate that the carrying value may not be recoverable.

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

     Revenue Recognition

      ArQule has entered into various chemistry-based collaborative agreements with pharmaceutical and biotechnology companies under which ArQule produces and delivers compound arrays and other research and development services. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, the delivery of compounds, payments based upon delivery of specialized compounds meeting the collaborators specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of person hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator’s specified criteria are recognized as revenue once the collaborator has accepted the delivery of these compounds and collection is reasonably assured.

      Revenues from milestone payments related to chemistry-based collaboration arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.

     Cost of Revenue

      Cost of revenue represents the actual costs incurred in connection with performance pursuant to our chemistry-based collaborative agreements and the costs incurred to develop and produce compounds under these agreements. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

     Research and Development Costs

      Costs of internal research and development and research and development done pursuant to collaborations are charged to operations as incurred. Development costs incurred in connection with funded development collaborations are included in cost of revenue. We incurred research and development expenses of $46,446, $31,389 and $49,291 in 2001, 2002 and 2003, respectively, including amounts assigned to acquired in-process technology of $18,000 in 2001 and $30,359 in 2003. The value assigned to acquired in-process technology, which was charged to operations upon acquisition, was determined by identifying and valuing those acquired in-process research projects for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. See Note 4 for additional information.

Restructuring Charges

      Accruals are established for involuntary employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination plan which: a) specifically identifies the number, location and job level of employees to be terminated; b) specifies the benefits terminated employees are to receive; c) assures that employees will be terminated within one year.

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

      Accruals for property and equipment and facility related costs of abandoned facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate (see Note 11). These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on management’s analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate. Conversely, if the space is subleased either earlier than estimated, or if the sublease rate actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

Interest Rate Swap Agreement

      We utilize an interest rate swap agreement in order to reduce the impact of changes in interest rates on our term loans. Settlement accounting is used for this interest rate swap, which expires on June 30, 2004. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. The fair market value of this swap was an unrecognized loss of $22 at December 31, 2003.

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

Income Taxes

      The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized

Earnings (Loss) Per Share

      The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase of 3,397,277, 3,690,317 and 3,895,918 shares of common stock were not included in the 2001, 2002 and 2003 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003, we have three stock-based compensation plans, which are described more fully in Note 14. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for our employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2003	2002	2001

Net loss as reported	$(34,751)	$(77,875)	$(41,027)
Add: Stock-based employee compensation expense included in reported net loss	—	3,221	6,949
Less: Stock-based employee compensation under the fair-value method of SFAS 123	(5,602)	(10,227)	(12,770)

Pro forma net loss	$(40,353)	$(84,881)	$(46,848)

Basic and diluted net loss per share
As reported	$(1.43)	$(3.67)	$(2.06)
Pro forma	$(1.66)	$(4.00)	$(2.35)

      For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 95% for 2001, 2002 and 2003; risk-free interest rates of 4.24% in 2001, 3.85% in 2002 and 2.0% in 2003; and expected lives of 4 years in 2001 and 5 years for 2002 and 2003 for options granted.

Comprehensive Income (Loss)

      Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (losses) were $(58), $(170) and $62 in 2001, 2002, and 2003 respectively, and is composed of unrealized gains and losses on marketable securities and interest rate swaps and foreign currency translation adjustments.

Reclassifications

      Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

Recent Accounting Pronouncements

      In December 2003, the FASB reached a consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). This issue addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. This is applicable to agreements entered into in after June 15, 2003. The Company is currently assessing the impact EITF No. 00-21 will have on revenue recognition in 2004, in particular as it relates to the updated Pfizer contract which was signed in February 2004.

3.	Related Parties

      We have entered into a number of license, research and development agreements (the “Agreements”) with corporate collaborators. Three separate agreements were entered into with Solvay Duphar B.V. (“Solvay”), Wyeth Pharmaceuticals (“Wyeth”) and Novartis Institute for BioMedical Research, Inc, an affiliate of Novartis AG (“Novartis”). Revenue related to these agreements is included in compound development revenue-related parties. Two members of our Board of Directors are currently employed by Solvay and Novartis, respectively, and Wyeth had a representative on our Board of Directors who resigned in January 2002.

4.	Acquisitions

Cyclis Pharmaceuticals, Inc.

      On September 8, 2003, ArQule acquired all of the outstanding securities of Cyclis, a privately held, development stage cancer-therapeutics company based in Norwood, Massachusetts, in a transaction accounted for as a purchase business combination. At that time, Cyclis was merged with and into ArQule and Cyclis ceased to exist as a separate entity. Pursuant to the terms of the acquisition agreement, ArQule issued approximately 4.6 million shares of common stock, paid cash of $5,000 and forgave notes receivable of $500. ArQule incurred consulting, legal, accounting and other third-party costs of approximately $1,631 in order to close the transaction. The shares issued were valued at $18,808 based on the Company’s share price on the measurement date of acquisition, resulting in a total purchase price of $25,939. The results of the acquired Cyclis operations and the estimated fair value of the assets acquired and liabilities assumed are included in the financial statements from the date of acquisition.

      The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by approximately $17,057. Since Cyclis was a development stage enterprise it is not considered a business under Emerging Issues Task Force No. 98-3, and therefore the excess purchase price cannot be allocated to goodwill. Consequently, the excess purchase price was allocated on a pro rata basis to the carrying value of the acquired long-lived assets, resulting in a step-up in basis of property and equipment and in-process research and development (“IPR&D”) of $699 and $16,359, respectively.

      The following table shows the allocation of the purchase price to acquired assets and liabilities for the acquisition of Cyclis:

Current assets	$52
Property, plant and equipment	1,297
IPR&D	30,359
Other assets	46
Current liabilities	(3,081)
Long-term debt, excluding current portion	(2,540)
Long-term capital leases, excluding current portion	(194)

$25,939

      Upon consummation of Cyclis acquisition, we immediately charged to income $30,359 representing purchased IPR&D that had not yet reached technical feasibility and had no alternative future use. Approximately $14,000 of the charge represents the fair value of the IPR&D; the remaining $16,359 of the charge represents the aforementioned step-up adjustment. The value assigned IPR&D (before the step-up adjustment) was composed of the projected value of three Cyclis preclinical drug development projects based on various mechanisms of actions associated with the ACTSM technology. The valuation was determined using the income approach. Potential revenue and drug development expenses were projected through 2020 based on information obtained from management and from published third-party industry statistics for similar drug development businesses. The expenditures that will be necessary to complete the clinical trials are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the estimate of time and cost to complete can be affected by factors such as the number of patients required to participate in the trials, the number of clinical sites involved in the trials, the length of time required to enroll a suitable number of patients and the type, complexity, novelty and intended use of a product. We estimate that the development of these acquired projects through clinical trials to commercial viability will take approximately nine years and cost in excess of $500,000. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success, using a discount rate of 30%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D.

Camitro Corporation

      On January 29, 2001, we acquired Camitro Corporation, a privately held predictive modeling company based in Menlo Park, California, in a transaction accounted for as a purchase business combination. Pursuant to the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1,733 in cash in exchange for all of Camitro’s outstanding shares and the assumption of all of Camitro’s outstanding stock options and warrants. The merger transaction was valued at $84,268 based on our share price on the measurement date for the merger. The results of operations of Camitro, the estimated fair value of the assets acquired and liabilities assumed are included in our financial statements from the date of acquisition.

      The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date. Identifiable intangible assets were being amortized over their estimated useful life of seven years. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $29,699. This excess was classified as goodwill, which was being amortized on a straight-line basis over its estimated useful life of seven years through December 2001. Beginning in 2002, goodwill is no longer amortized, but instead tested annually for impairment. Our goodwill and acquired core technology assets were written-off in December 2002. See Note 8 — Intangible Assets.

      The following table shows the allocation of the purchase price to acquired assets and liabilities for the acquisition of Camitro:

Current assets	$980
Property, plant and equipment	1,195
Intangible assets:
Acquired core technology	23,600
Assembled workforce	200
In-process research and development	18,000
Deferred compensation	12,552
Goodwill	29,699
Other assets	244
Short term liabilities	(1,442)
Long term liabilities	(760)

$84,268

      Approximately $18,000 of the purchase price represents the estimated fair value of the purchased IPR&D that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The value assigned to IPR&D technology was comprised of the initial suite of ADMET (absorption, distribution, metabolism, elimination, toxicity) models and the upgrade suite of ADME models. The valuation of the IPR&D was determined using the discounted cash flow method. Revenue and expense projections, as well as technology assumptions, were prepared through 2008 based on information provided by Camitro’s management. Revenue projections for each in-process development project were identified as follows: (1) revenue derived from products relying on core technology, and (2) revenue derived from projects relying on a new IPR&D project. The projected cash flows, adjusted based on probability of success, were discounted using a 50% rate for core technology and a 60% rate for in-process technology. The fair value of IPR&D was determined separately from all other acquired assets using the income approach. Management is responsible for the assumptions used to determine the estimated fair value of the IPR&D.

      In December 2002, the Company decided to cease all further development the ADMET models and to close its facilities in California and the United Kingdom. As a result of that decision, the unamortized value of the remaining intangible asset were fully written-off at December 31, 2002. (See Note 8 — Intangible Assets for further information.)

5.	Collaborations

      Pfizer. Our largest collaboration is with Pfizer Inc. Since the inception of this relationship in 1999, we have managed and staffed a facility that produces collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement. With this expansion, Pfizer and ArQule scientists work more closely on idea generation and library design. Pfizer has also committed to undertake one lead optimization program with ArQule and has direct access to our library design tools on a non-exclusive basis.

      We renegotiated this contract again in early February 2004. Under the amended terms of the contract, ArQule will continue to work with Pfizer’s scientists to more closely match its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. This will result in a decrease in the total potential contract value of $55,000 compared to the terms agreed upon in 2001.

      If our amended relationship with Pfizer is successful, we could earn up to $291,000 over the term of the contract (2001-2008). As of December 31, 2003, we have received $190,320 from Pfizer since inception of this relationship in 1999. Pfizer has made equity investments in our company of $10,000 in 2001, at the onset of the expanded agreement, plus investments of $8,000 in 2003 based on the achievement of certain delivery milestones. Although Pfizer owns all rights in compounds produced pursuant to the collaboration, the activities we perform on behalf of Pfizer allow us to enhance and validate our high throughput compound production techniques as applied to lead generation. Pfizer may terminate the new agreement, beginning in December 2005, for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.

      In addition we have, or in 2003 completed, collaborations with the following companies:

      Bayer. In October 1999, we entered into a three-year collaboration with Bayer AG to produce large collections of compounds designed exclusively for Bayer in accordance with its specifications. We refer to such collections as Custom ArrayTM libraries. In December 2002, we extended the production period until September 30, 2003. Bayer owns all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3,000 upfront payment and an additional $27,000 during the term of the agreement for delivery and success fees. As of December 31, 2003, we have completed our contractual obligations and have received the entire $30,000 due under this agreement. Bayer will pay no milestones or royalties to us on compounds that they develop and market.

      Sankyo. In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping Array™ Program. The program involved a large collection of compounds provided on a non-exclusive basis to several pharmaceutical companies as a tool to discover new lead compounds. Sankyo also committed to a minimum number of Directed Array™ Programs during the term of the agreement. In April 2001, we extended our agreement with Sankyo through June 2004 to include access to the Compass Array™ libraries, which are a subset of the Mapping Arrays™, in addition to continuing to use our Directed Array™ Program, which involves a target-focused library. The total value of the extended agreement is up to $14,800 million in committed payments of which, as of December 31, 2003, we have received $14,580. To date, we have not received any milestone or royalty payments under this agreement.

      Solvay. In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Array™ and Directed Array™ Programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals, B.V., which became effective on January 1, 2001. The amended agreement extended the collaboration through December 31, 2003. Under the amended agreement, Solvay received our Compass Array™ libraries and continued to access our Directed Array™ Programs. As of December 31, 2003, we have received $20,682 under the original and amended agreements, both of which are complete. Solvay must also make additional payments if we achieve certain development milestones and pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments. In connection with the original collaboration in 1995, an affiliate of Solvay, Physica B.V., made a $7,000 equity investment in ArQule.

      Novartis Institute for BioMedical Research, Inc. On September 3, 2003, we entered into a one year chemistry services collaboration with Novartis Institute for BioMedical Research, Inc. (NIBRI), an affiliate of Novartis AG. As part of the collaboration we will apply our integrated chemistry technology platform to generate and optimize small molecule compounds for NIBRI’s anti-infective drug discovery program. The total contract value of the agreement is $1,000, of which we have received $328 as of December 31, 2003. NIBRI must also make additional payments if we achieve certain developmental milestones.

      Also, we successfully completed major collaborations with GlaxoSmithKline, Pharmacia, Wyeth Pharmaceuticals and Johnson & Johnson. The collaboration agreements contain trailing obligations of our collaborators to, under specified circumstances, make milestone and royalty payments. In addition, for several of our formerly active collaborators, we have agreed to provide a limited amount of compound production services, as such collaborators seek to optimize promising compounds. Wyeth has selected a compound from the Directed Array™ Program for its development pipeline and made milestone payments to us in connection therewith in October 2002 and February 2004.

      GlaxoSmithKline. In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline received access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. GlaxoSmithKline elected to terminate the agreement in November 2002, before the end of the five-year term. As of December 31, 2003, we have received $1.5 million under this collaboration. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.

      Pharmacia. We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array Programs and Compass Array and Mapping Array libraries. Pharmacia has made payments totaling $12.7 million under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. In March 2002, we entered into a one-year technical access agreement with Pharmacia Corporation which granted Pharmacia non-exclusive access to our proprietary ADMET simulation technology. In March 2003, we extended the technical access agreement to June 30, 2003. As of December 31, 2003, we have satisfied our contractual obligations with Pharmacia.

      Wyeth Pharmaceuticals. In July 1997, we entered into a four and one half year agreement with Wyeth Pharmaceuticals (“Wyeth”). Under this agreement, Wyeth subscribed to our Mapping Array and Directed Array Programs. We discontinued our Mapping Array Program as of 2002, and as a consequence and in agreement with Wyeth, we did not renew our collaboration. Wyeth has continuing rights to screen the compounds from the Mapping and Directed Array Programs and continuing obligations to pay us development milestones and royalties from the sales of products resulting from compounds we shipped during the collaboration. Wyeth has filed an IND based upon a compound from our Directed Array Program and made milestone payments to us in connection therewith in October 2001 and February 2004. As of December 31, 2003, we have received $27.1 million under this agreement.

      Johnson & Johnson. In December 1998, we entered into a three-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array Program. We discontinued our Mapping Array Program as of 2002, and, as a consequence and in agreement with R.W. Johnson, we did not renew our collaboration. As of December 31, 2003, we have received $9.0 million under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments.

6.	Cash Equivalents and Marketable Securities

      The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 2001 and 2002:

		December 31,

	Maturity	2003	2002

U.S. Government obligations	Within 1 year	$4,040	$1,000
Corporate bonds	Within 18 months	40,545	44,343

		$44,585	$45,343

      At December 31, 2002 and 2003, marketable securities are carried at fair market value and are classified as current as the funds are highly liquid and are available to meet working capital needs and to fund current operations. The gross unrealized gains (losses) on marketable securities at December 31, 2002 and 2003 were $55 and $(28), respectively.

      The following table summarizes our investments with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government obligations	$—	$—	$1,000	$1	$1,000	$1
Corporate bonds	6,908	31	—	—	6,908	31

Total temporarily impaired securities	$6,908	$31	$1,000	$1	$7,908	$32

      The securities summarized above represent a total of seven investments purchased by the Company in order to maximize its return on liquid assets in excess of its immediate needs. The temporary impairments relate to unfavorable market interest rate fluctuations which have decreased the fair value of the investments below the original investment cost. The Company believes these fluctuations are temporary and therefore has not realized an impairment loss on these investments at December 31, 2003.

7.	Property and Equipment

      Property and equipment consist of the following:

	Useful Life	December 31,
	Estimated
	(Years)	2003	2002

Land	—	$6,487	$6,487
Buildings	30	14,230	14,230
Machinery and equipment	5	28,938	26,110
Leasehold improvements	3-20	28,008	27,788
Furniture and fixtures	7	1,703	1,736
Computer equipment	3	12,928	12,251
Construction-in-progress	—	934	138

		93,228	88,740
Less-accumulated depreciation and amortization		45,286	37,224

		$47,942	$51,516

See Note 11 related to restructuring charge for the write-off of leasehold improvements and equipment located in the Company’s abandoned facilities.

8.	Intangible Assets

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

      In conjunction with the adoption of SFAS 142, goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company has determined it consists of a single reporting unit. We completed the transitional goodwill impairment test as of January 1, 2002 by comparing the Company’s fair value to its net assets, including goodwill. If the carrying value of the Company’s net assets exceeds the Company’s fair value the goodwill is impaired. Fair value is based on quoted market prices adjusted to provide for a control premium. The fair value of the reporting unit on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed as of the January 1, 2002 transition date. ArQule performed its annual assessment for 2002 as of July 1, 2002. That analysis also indicated that the fair value of the reporting unit exceeded the Company’s net assets, including goodwill, and therefore we concluded that no impairment existed as of the annual assessment date.

      The following table represents the pro forma impact SFAS 142 would have had on our net loss per share had the standard been in effect in 2001:

	Year Ended December 31, 2001

		Goodwill
	As	Amortization
	Reported	Adjustment	Pro Forma

Net loss	$(41,027)	$4,013	$(37,014)
Basic and diluted net loss per share	$(2.06)	$0.20	$(1.86)

      In addition to requiring transitional and annual assessments of goodwill impairment, SFAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances (“triggering event”) indicate that the carrying value may not be recoverable. In December 2002, we announced a restructuring of operations resulting from our decision to cease further development of our ADMET predictive models and to close our facilities in Redwood City, California and Cambridge, United Kingdom. The Company concluded the restructuring charge was a triggering event and that the carrying value of our goodwill asset may be impaired. Accordingly, we conducted an impairment review as required under SFAS 142 as of December 31, 2002 and concluded that an impairment had occurred as of that date. To determine the amount of the impairment charge we calculated our implied goodwill as the difference between fair value of the reporting unit and the fair value of our assets and liabilities. We determined that the fair value of the reporting unit was significantly less than the fair value of our assets and liabilities, which implied goodwill was zero, and therefore recorded a non-cash impairment charge of $25,890 to write-off the entire carrying value as of December 31, 2002. This charge is included in operating costs and expenses within the statement of operations in 2002.

      The impairment analyses for the Company’s core technology intangible asset and goodwill asset involved considerable judgment and use of several estimates, including: control premiums and projected cash flows of our ADMET predictive models. We used a control premium of 40% in determining the Company’s fair value was based on an analysis of control premiums involved in acquisitions of companies of similar size and in similar industries. The cash flow assumptions for our ADMET predictive models were based on management’s belief that there is no future potential cash flow associated with ArQule commercializing the ADMET models for third-party use or as the basis for a collaborative agreement. All of these estimates involve significant judgment by the Company’s management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different conclusions concerning the impairment of the core technology and goodwill assets.

      We also performed an impairment assessment of the carrying value of the core technology in the fourth quarter of 2002 in light of our decision to cease development of the ADMET predictive modeling as a result of our inability to successfully commercialize these models and to generate any future cash flow. Based on this assessment, which included an analysis of management’s estimates that there were no future cash flows resulting from these models, we concluded that the carrying value of the core technology was not recoverable, and accordingly took an impairment charge of $17,137 representing the entire remaining carrying value of our core technology.

9.	Other Assets

      Other assets include the following:

	December 31,

	2003	2002

Investment in unconsolidated affiliate	$250	$5,000
Security deposits	312	266

Total other assets	$562	$5,266

      In July 2001, we purchased approximately 1.8 million preferred shares of a privately owned proteomics company for $5,000. This represented an approximately 8% ownership interest. We are accounting for this under the cost method as we do not exert significant influence in the company. This investment is included in other assets on the Consolidated Balance Sheet. We assess the fair value of this investment quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. During 2003, this entity attempted to raise additional financing in order to fund its operations, but was unable to secure such financing on acceptable terms. At December 31, 2003, we performed such an assessment based on an analysis of the investment’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that a permanent impairment had occurred and that the fair value of our investment was $250, resulting in a non-cash loss on investment of $4,750.

10.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses include the following:

	December 31,

	2003	2002

Accounts payable	$3,757	$3,631
Accrued payroll	2,304	1,678
Accrued professional fees	816	331
Accrued lease termination	—	400
Accrued restructuring	6,239	8,750
Other accrued expenses	1,352	1,417

	$14,468	$16,207

11.     Restructuring Actions

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

The Company recorded a restructuring charge of approximately $12,695, the components of which are as follows:

Termination benefits	$2,140
Facilities related	9,607
Other charges	948

Total restructuring charges	$12,695

      Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce, in the following areas: 97 positions in research and development functions and 31 positions in administrative functions. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale. Other charges include a $477 non-cash stock compensation charge related to ArQule’s contractual obligation to remove all restrictions related to restricted stock of certain employees who were involuntarily terminated, plus contractual obligations which provided no future value to the Company and other miscellaneous costs associated with closing the California and United Kingdom operations. See Note 2 “Significant Accounting Policies” for a discussion of our accounting policy for restructuring charges. We believe that these actions resulted in savings of approximately $12,000 per year in personnel and facility-related expenses.

      Activities against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) in 2002 and 2003 were as follows (in thousands):

	2002	2002	2002	Restructuring
	Restructuring	Non-Cash	Cash	Accrual at
	Charge	Write-Offs	Payments	December 31, 2002

Termination benefits	$2,140	$—	$(111)	$2,029
Facilities related	9,607	(3,322)	—	6,285
Other charges	948	(477)	(35)	436

Total restructuring accrual	$12,695	$(3,799)	$(146)	$8,750

	Restructuring		2003	Restructuring
	Accrual at	2003	Cash	Accrual at
	December 31, 2002	Provisions	Payments	December 31, 2003

Termination benefits	$2,029	$—	$(2,019)	$10
Facilities related	6,285	1,239	(1,364)	6,160
Other charges	436	—	(367)	69

Total restructuring accrual	$8,750	$1,239	$(3,750)	$6,239

      The Company eliminated 108 positions in December 2002; the remaining were eliminated by March 31, 2003. As of December 31, 2003 virtually all termination benefits had been paid. California facility costs will be paid out through the remaining lease term of the facility, which extends through 2010, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying a lump-sum payment to the landlord. In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom. As a result, ArQule reversed $290 of restructuring accrual to reflect a change in its original estimate of the remaining leasehold obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, ArQule was in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were unsuccessfully terminated in January 2004. As a result, management reassessed the adequacy of its accrual relative to its lease obligation and assumed sublease income for the California facility, and based on continued deterioration in the local real estate market recorded an additional provision of $1,529.

      Accruals for abandoned property and equipment and facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate with remaining lease payments of up to $9,029 as of December 31, 2003. These estimates of the time required to sublease the facilities and sublease rates the Company will receive were based on management’s analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If it takes longer to sublease these facilities than the Company has estimated, or if the sublease rates are less favorable than estimated, the Company may be required to take an additional charge for abandoned real estate of up to $3,143. Conversely, if the space is subleased either earlier than estimated or if the sublease rate actually achieved are more favorable, the Company may be required to reverse a portion of its current accrual for abandoned real estate.

      In February 2004, the Company announced that it was restructuring its operations to affect a shift in resources from its chemistry technologies to its internal research efforts and would be eliminating approximately 55 staff and managerial positions, representing approximately 19% of its workforce, resulting in a restructuring charge in the first quarter of 2004 of between $1,200 and $1,400. The Company expects to hire approximately the same number of employees with skill-sets which better compliment the drug discovery and development efforts, by the end of 2004.

12.	Debt

      In March 1999, we entered into a term loan agreement with Fleet National Bank (“Fleet”). The terms of this agreement allow for borrowings up to a maximum of $15,000 based on 80% of qualifying property and equipment purchases, provided that we comply with certain covenants, including the maintenance of specified financial ratios. Borrowings under this facility are classified as either “Tranche A” (term loans entered into before June 30, 1999) or “Tranche B” (term loans entered into between July 1, 1999 and June 30, 2000). Principal amounts due are payable in 16 equal quarterly installments beginning on September 30, 1999 and September 30, 2000 for “Tranche A” and “Tranche B” borrowings, respectively. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of this agreement and accrue at one month LIBOR plus 1.75%. We entered into an interest rate swap agreement with Fleet primarily to reduce the impact of changes in interest rates on our term loan agreement. At December 31, 2003 we have an interest rate swap with a notional amount of $975. Under this agreement, we will pay Fleet at the rate of 8.99%. Settlement accounting is used for this interest rate swap which expires on June 30, 2004. The impact on our financial position and results of operations from likely changes in interest rates is not material, as our hedging of transactions is limited to these specific liabilities. The fair market value of this agreement was an unrecognized loss of $22 at December 31, 2003. In March 2001, we amended and extended our term loan agreement with Fleet National Bank to borrow an additional $16,000 in order to finance our facility and land purchase (“Tranche C”). Principal amounts are payable in 16 equal quarterly installments beginning on April 1, 2001. Interest payments are made monthly in arrears beginning on the first day of the month following commencement of the amended agreement. Interest accrues at the rate of one month LIBOR plus 175 basis points. On December 31, 2003 our interest rate on Tranche C was 3.09%. As of December 31, 2003, the “Tranche A” loan had been fully repaid and we had total outstanding balances of $975 and $4,000, respectively, on our “Tranche B” and “Tranche C” loans. This facility is collateralized by all of our property and equipment.

      On September 28, 2002, the Company amended its existing loan agreement with Fleet National Bank to allow for additional borrowing of up to $2,500 to finance the build-out associated with its leased facility in Redwood City, California. The incremental new borrowing is termed the “Facility Three Term Loan.” Principal payments on the Facility Three Term Loan will be made in 36 monthly installments commencing on April 30, 2003. Interest payments will be made monthly in arrears beginning on the first day of the month following commencement of this agreement, and interest accrued at the rate of LIBOR plus 175 basis points, which was 3.13% on December 31, 2003. The Company has borrowed $2,500 against the Facility Three Term Loan.

      In connection with the Cyclis acquisition, ArQule assumed total long term debt of $2,572. Of this amount, $2,500 plus accrued interest was repaid at closing. The remaining obligation represents two promissory notes (“Promissory Notes”) with a lender which are payable monthly, expire in August and November 2005 and bear interest at 9.77% and 10.45%.

      Our principal amounts due under the Company’s loan agreements are as follows:

			Facility
			Three Term	Promissory
Year Ending December 31,	Tranche B	Tranche C	Loan	Notes

2004	$975	$4,000	$833	$33
2005	—	—	833	29
2006	—	—	209	—

Total payments due	$975	$4,000	$1,875	$62

13.	Stockholders’ Equity

Preferred Stock

      We are authorized to issue up to one million shares of preferred stock. As of December 31, 2003 and 2002 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

Common Stock

      Our amended Certificate of Incorporation authorizes the issuance of up to 50 million shares of $0.01 par value common stock.

      At December 31, 2003, we have 6,109,583 common shares reserved for future issuance of common stock under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan, the Directors Plan and the options acquired from Camitro’s Stock Plan.

14.	Stock Option Plans

      The number of shares authorized for award under the 1994 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) is 7,700,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2003, no stock appreciation rights have been issued. In September 2001, a sub-plan, known as the “2001 Inland Revenue Approved Sub-Plan” was added to the 1994 Amended and Restated Equity Incentive Plan and was approved by our Board of Directors. This plan grants Approved Stock Options to the employees of the United Kingdom from the Equity Incentive Plan available awards pool. No Approved Stock Options were granted during 2003 and the 2001 Inland Revenue Approved Sub-Plan was closed in 2003. At December 31, 2003, there were 1,774,595 shares available for future grant under the Equity Incentive Plan. Subject to the above restrictions, the Board of Directors is authorized to designate the options, awards, and purchases under the Equity Incentive Plan, the number of shares covered by each option, award and purchase, and the related terms, exercise dates, prices and methods of payment.

      On January 29, 2001, we assumed Camitro Corporation’s outstanding options under the Camitro Stock Plan. There are no longer any shares available for future grant under this Plan. Compensation expense for 2002 related to the acquired Camitro stock options that were unvested at the time of the acquisition was $3,036. On December 13, 2002, the remaining former employees of Camitro were terminated in connection with the Company’s closing of its Redwood City, California facility. As a result, all unvested Camitro stock options were canceled in accordance with the terms of the Plan, and the remaining balance of the deferred compensation was charged to additional paid-in capital. In 2003, the Camitro Stock Plan was eliminated.

      The number of shares available for award under the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) is 290,500. During 2003, our shareholders approved and amended The Director Plan to: (i) increase the number of shares of our common stock automatically granted to a director upon his or her initial election to our board of directors from 7,500 shares to 10,000 shares and (ii) increase the number of shares of our common stock automatically granted to directors upon their continuation on our board immediately after each annual meeting from 3,500 shares to 5,000 shares. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2003, options to purchase 222,500 shares of common stock have been granted under this plan of which 212,500 shares are currently exercisable. As of December 31, 2003, 68,000 shares are available for future grant.

      During 2001 and 2002 we issued 10,000 options each year to certain members of our Scientific Advisory Board under the Equity Incentive Plan. There were no such grants in 2003. Compensation expense in 2001 and 2002 was $129 and $72, respectively. Also during 2001 and 2002 compensation expenses of $69 and $113, respectively, was recorded for employees who received non-qualified stock options at below fair market value on the date of grant. There is no remaining deferred compensation expense related to these grants at December 31, 2003.

      Option activity under the Plans for the years ended December 31, 2001, 2002 and 2003 was as follows:

	Number	Weighted Average
Stock Options	of Shares	Exercise Price

Outstanding as of December 31, 2000	2,407,075	$9.50
Granted	1,112,875	13.83
Assumed in acquisition	150,718	1.27
Exercised	(122,112)	6.16
Cancelled	(151,279)	12.11

Outstanding as of December 31, 2001	3,397,277	10.18
Granted	1,011,092	11.84
Exercised	(130,739)	4.10
Cancelled	(587,313)	12.13

Outstanding as of December 31, 2002	3,690,317	10.54
Granted	960,115	3.76
Exercised	(144,791)	.91
Cancelled	(609,723)	10.44

Outstanding as of December 31, 2003	3,895,918	$9.24

Exercisable as of December 31, 2003	2,379,867	$9.98

Weighted average estimated value of options granted during the year ended December 31, 2003		$2.73

      The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Exercisable	Weighted
	Outstanding at	Remaining	Average	as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life	Price	2003	Price

$ 0.00 — 2.80	33,625	2.4	$1.00	33,625	$1.00
2.80 — 5.60	1,877,671	6.7	4.28	1,067,106	4.65
5.60 — 8.40	286,888	4.7	6.89	214,388	6.81
8.40 — 11.20	450,340	6.4	9.98	264,289	9.99
11.20 — 14.00	509,366	7.3	13.37	176,496	13.33
14.00 — 16.80	48,600	4.6	15.25	41,661	15.25
16.80 — 19.60	382,553	5.3	17.95	325,178	17.94
19.60 — 22.40	178,750	3.6	20.02	160,687	20.02
22.40 — 25.20	27,000	6.3	23.13	20,812	23.13
25.20 — 28.00	101,125	4.0	28.00	75,625	28.00

	3,895,918	6.2	$9.24	2,379,867	$9.98

      In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. As of December 31, 2003, 648,900 shares have been purchased pursuant to the Purchase Plan. In May 2003, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock which may be issued from 720,000 shares to 1,020,000 shares. As of December 31, 2003, there were 371,065 shares available for future sale under the Employee Stock Purchase Plan.

15.	Income Taxes

      The current and deferred tax expenses for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	10	2	2
Foreign (U.K.)	—	5	32

	$10	$7	$34

	2003	2002	2001

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign (U.K.)	—	—	—

Valuation allowance	—	—	—

	$—	$—	$—

      Tax expense is included in marketing, general and administrative expense.

      The following is a reconciliation between the U.S. federal statutory rate and the effective rate for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Income tax benefit (expense) at statutory rate	$11,815	$26,478	$13,949
State tax benefit (expense), net of Federal tax benefit (expense)	273	3,198	1,073
Permanent items	(10,330)	(8,824)	(6,130)
Effect of change in valuation allowance	(2,865)	(22,725)	(4,070)
Credits	757	1,060	1,456
Other	340	806	(6,312)

Tax expense	$(10)	$(7)	$(34)

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

	December 31,

	2003	2002	2001

Deferred tax assets:
Pre-operating costs capitalized for tax purposes	$133	$183	233
Net operating loss carryforwards	25,064	24,702	20,037
Tax credit carryforwards	10,537	9,939	8,179
Equity based compensation	6,542	6,499	3,599
Book depreciation in excess of tax	(250)	(724)	(481)
Reserves and accruals	4,371	4,536	888
Deferred revenue	8,005	6,507	4,434
Other	1,949	(17)	27

	56,351	51,625	36,916
Valuation allowance	(56,351)	(51,625)	(28,746)
Deferred tax liabilities:
Intangible asset	—	—	(8,170)

Net deferred tax assets	$—	$—	$—

      Of the $56,351 valuation allowance at December 31, 2003, $6,283 relating to deductions for nonqualified stock options will be credited to paid-in capital, if realized.

      As of December 31, 2003, we had federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $64,556 and $6,612, respectively, which can be used to offset future federal income tax liabilities and expire at various dates through 2023. As required by Statement of Accounting Standards No. 109, we evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research & development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $56,351 has been established at December 31, 2003.

      Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

16.	Commitments

Leases

      We lease facilities and equipment under non-cancelable operating leases and capital lease agreements. Assets under capital lease obligations and accumulated amortization, net of step-up adjustments, amounted to $421 and $144, respectively, at December 31, 2003. At December 31, 2003, the minimum lease commitments for all leased facilities and equipment are as follows:

	Operating	Capital
Year Ending December 31,	Leases	Leases

2004	$2,821	$141
2005	2,654	131
2006	1,844	17
2007	1,099	—
2008	1,144	—
Thereafter	1,389	—

Total minimum lease payments	$10,951	289

Less: portion representing interest		(3)

Present value of remaining lease payments		286
Less: current portion		(139)

		$147

      Included in the total minimum payments for operating leases is approximately $6,685 related to abandoned real estate which was accrued as a liability as a part of the Company’s restructuring charges. (see Note 11).

      The current and long-term portions of capital leases are included in current portion of long-term debt and long term debt, respectively, in the Consolidated Balance Sheet.

      Rent expense under non-cancelable operating leases was approximately $1,863, $2,503 and $1,150 for the years ended December 31, 2001, 2002 and 2003, respectively.

      We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts, the majority of which is used for the Pfizer collaboration. We lease these facilities from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases portions of these facilities pursuant to two sublease agreements.

      On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. Management has made an estimate of the most likely outcome of this contingency and has concluded that no provision is required at December 31, 2003. However, if we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $800 to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease. Conversely, if the contingency is resolved in ArQule’s favor and the

Company is entitled to a refund of amounts previously paid, the Company may be required to record a gain in a future period.

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

17.	Concentration of Credit Risk

      Revenues from two of our customers accounted for 62% and 16% of total revenues during 2001. Revenue from two of our customers accounted for 74% and 14% of total revenue during 2002. Revenue from two of our customers accounted for 84% and 10% of our total revenue during 2003. There were no significant customer accounts receivable balances at December 31, 2002. One customer accounted for 95% of our accounts receivable balance at December 31, 2003. We do not require collateral on accounts receivable balances.

18.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Net revenues	$15,653	$15,482	$15,961	$18,443
Gross profit	6,320	6,625	7,083	9,452
Net income (loss)	(750)	1,038	(29,909)	(5,129)
Net income (loss) per share, (basic and diluted)	$(0.03)	$0.04	$(1.22)	$(0.18)
2002
Net revenues	$13,968	$16,231	$16,459	$16,154
Gross profit	5,694	7,432	7,095	7,360
Net loss	(8,375)	(4,928)	(5,468)	(59,104)
Net loss per share, (basic and diluted)	$(0.40)	$(0.23)	$(0.26)	$(2.78)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer have concluded that these disclosure controls and procedures are effective as of September 30, 2003. During the quarter ended December 31, 2003 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

      Certain information relating to our directors and executive officers is contained under the caption “Executive Officers of the Registrant” in Part I, Item 1A of this Annual Report on Form 10-K. The remainder of the information required by Items 10, 11, 12, 13, and 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Election of Directors” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled for May 19, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) 1.     Financial Statements

      The financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules

      The financial statement schedules listed under Item 8 of this report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.

3.	Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among the Company, Camitro Acquisition Corporation, Camitro Corporation, and certain stockholders of Camitro Corporation dated as of January 16, 2001. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
2.2	Agreement and Plan of Reorganization by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
2.3	Agreement and Plan of Merger by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.

Exhibit
No.	Description

3.1.1	Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058)and incorporated herein by reference.
10.3*	Amended and Restated 1996 Director Stock Option Plan. Filed As Exhibit 10.3 to the Company’s Annual Report on Form 10-K For the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.
10.4	Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5	Lease Agreement, dated July 27, 1995, between the Company and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6	Research, Development and License Agreement between the Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6.1	Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 with certain confidential information omitted (File No. 000-21429) and re-filed herewith in its entirety.
10.8*	Adoption Agreement for Fidelity Management and Research Company (the Company’s 401(k) plan). Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.12	Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
10.13+	Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.
10.16	Research and Development Agreement between the Company and Sankyo Co., Ltd. dated November 1, 1997. Initially filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 with certain confidential information omitted, filed with the Commission on March 17, 1998 (File No. 000-21429) and re-filed herewith in its entirety.
10.16.1+	Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) and incorporated herein by reference.

Exhibit
No.	Description

10.24	Term loan agreement between Fleet National Bank and the Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.
10.24.6.1	Amendment to Mortgage between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.6 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.7	Second Loan Modification Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.7 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.8	Security Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.8 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.9	Third Loan Modification Agreement between Fleet National Bank and the Company dated February 12, 2003. Filed as Exhibit 10.24.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-21479) and incorporated herein by reference.
10.24.10	Fourth Loan Modification Agreement between Fleet National Bank and the Company dated September 3, 2003. Filed as Exhibit 10.24.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10.25*	Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.26+	Sublease between Pfizer Inc. and the Company, dated July 16, 1999. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.31	Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Initially filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2000 with certain confidential information omitted (File No. 000-21429) and re-filed herewith in its entirety.
10.38+	Amendment No. 1 to the Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. dated as of August 14, 2000. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-21429) filed with the Commission on October 17, 2000 and incorporated herein by reference.
10.39+	Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.40	Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10.41	Consulting agreement between the Company and Michael Rosenblatt, MD dated May 1, 2002. Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.43	Employment Agreement between the Company and Andrew Uprichard, dated May 28, 2002. Filed as Exhibit 10.43 to the company’s Annual Report on Form 10K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003 (File No. 000-21429) and incorporated herein by reference.

Exhibit
No.	Description

10.44	Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10.45	Employment Agreement between the Company and Stephen A Hill, dated as of January 1, 2004 and filed herewith.
10.46	Employment Agreement between the Company and J. David Jacobs, dated as of January 1, 2004 and filed herewith.
10.47	Employment Agreement between the Company and Louise A. Mawhinney, dated as of December 18, 2003 and filed herewith.
10.48+	Amendment to the Collaboration Agreement between Pfizer Inc. and the Company dated February 11, 2004. Filed herewith.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32	Certificate of Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan.

+	Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(b) Reports on Form 8-K During Fourth Quarter of 2003

      The Company filed a current report on Form 8-K on December 19, 2003, to furnish its press release announcing the achievement of certain contractual milestones with Pfizer, Inc. and to update its financial guidance for 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on March 11, 2004.

ARQULE, INC.

By:	/s/ STEPHEN A. HILL

Stephen A. Hill
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. HILL Stephen A. Hill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11 2004

/s/ LOUISE A. MAWHINNEY Louise A. Mawhinney	Vice President, Chief Financial Officer and Treasurer (Principal and Principal Accounting Officer)	March 11, 2004

/s/ LAURA AVAKIAN Laura Avakian	Director	March 11, 2004

/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 11, 2004

/s/ WERNER CAUTREELS Werner Cautreels	Director	March 11, 2004

/s/ ARIEL ELIA Ariel Elia	Director — Chairman	March 11, 2004

/s/ TUAN HA-NGOC Tuan Ha-Ngoc	Director	March 11, 2004

/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	March 11, 2004

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among the Company, Camitro Acquisition Corporation, Camitro Corporation, and certain stockholders of Camitro Corporation dated as of January 16, 2001. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-21429). Filed with the Commission on February 1, 2001 and incorporated herein by reference.
2.2	Agreement and Plan of Reorganization by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
2.3	Agreement and Plan of Merger by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
3.1.1	Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058)and incorporated herein by reference.
10.3*	Amended and Restated 1996 Director Stock Option Plan. Filed As Exhibit 10.3 to the Company’s Annual Report on Form 10-K For the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.
10.4	Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5	Lease Agreement, dated July 27, 1995, between the Company and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6	Research, Development and License Agreement between the Company and Solvay Duphar B.V. dated November 2, 1995. Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6.1	Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 with certain confidential information omitted (File No. 000-21429) and re-filed herewith in its entirety.
10.8*	Adoption Agreement for Fidelity Management and Research Company (the Company’s 401(k) plan). Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.

Exhibit
No.	Description

10.12	Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
10.13+	Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.
10.16	Research and Development Agreement between the Company and Sankyo Co., Ltd. dated November 1, 1997. Initially filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 with certain confidential information omitted, filed with the Commission on March 17, 1998 (File No. 000-21429) and re-filed herewith in its entirety.
10.16.1+	Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) and incorporated herein by reference.
10.24	Term loan agreement between Fleet National Bank and the Company, dated as of March 18, 1999. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 (File No. 000-21429) and incorporated herein by reference.
10.24.6	Amendment to Mortgage between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.6 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.7	Second Loan Modification Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.7 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.8	Security Agreement between Fleet National Bank and the Company dated September 28, 2002. Filed as Exhibit 10.24.8 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.24.9	Third Loan Modification Agreement between Fleet National Bank and the Company dated February 12, 2003. Filed as Exhibit 10.24.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-21479) and incorporated herein by reference.
10.24.10	Fourth Loan Modification Agreement between Fleet National Bank and the Company dated September 3, 2003. Filed as Exhibit 10.24.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10.25*	Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.26+	Sublease between Pfizer Inc. and the Company, dated July 16, 1999. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.31	Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Initially filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2000 with certain confidential information omitted (File No. 000-21429) and re-filed herewith in its entirety.
10.38+	Amendment No. 1 to the Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. dated as of August 14, 2000. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-21429) filed with the Commission on October 17, 2000 and incorporated herein by reference.

Exhibit
No.	Description

10.39+	Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.40	Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10.41	Consulting agreement between the Company and Michael Rosenblatt, MD dated May 1, 2002. Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
10.43	Employment Agreement between the Company and Andrew Uprichard, dated May 28, 2002. Filed as Exhibit 10.43 to the company’s Annual Report on Form 10K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003 (File No. 000-21429) and incorporated herein by reference.
10.44	Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10.45	Employment Agreement between the Company and Stephen A Hill, dated as of January 1, 2004 and filed herewith.
10.46	Employment Agreement between the Company and J. David Jacobs, dated as of January 1, 2004 and filed herewith.
10.47	Employment Agreement between the Company and Louise A. Mawhinney, dated as of December 18, 2003 and filed herewith.
10.48+	Amendment to the Collaboration Agreement between Pfizer Inc. and the Company dated February 11, 2004. Filed herewith.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32	Certificate of Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan.

+	Certain confidential material contained in the document has been omitted and filed separately, with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.