Form 10-Q
period 2004-06-30
ARQULE INC
filed 2004-08-04
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the registrant’s Common Stock as of August 3, 2004:

Common Stock, par value $.01	28,830,134 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2004

ARQULE, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,859	$32,139
Marketable securities	49,399	44,585
Accounts receivable	4,132	741
Prepaid expenses and other current assets	1,842	2,455

Total current assets	82,232	79,920
Property and equipment, net	44,852	47,942
Other assets	427	562

	$127,511	$128,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,586	$14,468
Current portion of long-term debt	3,008	5,980
Current portion of deferred revenue	11,445	4,774

Total current liabilities	25,039	25,222
Long-term debt, net of current portion	714	1,218
Deferred revenue, net of current portion	20,445	15,507

Total liabilities	46,198	41,947

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,829,934 and 28,724,771 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	288	287
Additional paid-in capital	271,202	270,663
Accumulated other comprehensive income	(456)	(137)
Accumulated deficit	(189,721)	(184,336)

Total stockholders’ equity	81,313	86,477

	$127,511	$128,424

The accompanying notes are an integral part of these unaudited financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Revenue:
Compound development revenue	$12,110	$15,482	$23,603	$31,135
Compound development revenue — related party	250	—	518	—
Research and development revenue	1,652	—	1,652	—

Total revenue	14,012	15,482	25,773	31,135

Costs and expenses:
Cost of revenue — compound development	7,340	8,857	15,745	18,191
Cost of revenue — compound development — related party	125	—	259	—
Research and development	4,712	3,567	9,679	8,135
Marketing, general and administrative	2,215	2,169	4,818	4,817
Restructuring charge	—	—	1,072	—

Total costs and expenses	14,392	14,593	31,573	31,143

Income (loss) from operations	(380)	889	(5,800)	(8)
Net investment income	246	149	415	293

Net income (loss)	$(134)	$1,038	$(5,385)	$285

Basic net income (loss) per share	$(0.00)	$0.04	$(0.19)	$0.01

Diluted net income (loss) per share	$(0.00)	$0.04	$(0.19)	$0.01

Weighted average common shares outstanding:
Basic	28,808	23,401	28,769	22,541

Diluted	28,808	23,530	28,769	22,630

The accompanying notes are an integral part of these unaudited financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income (loss)	$(5,385)	$285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,723	4,913
Non-cash restructuring charge	76	—
Non-cash stock compensation	49	—
Changes in operating assets and liabilities:
Accounts receivable	(3,391)	(2,329)
Prepaid expenses and other current assets	613	(87)
Other assets	135	—
Accounts payable and accrued expenses	(3,792)	(6,660)
Deferred revenue	11,609	727

Net cash provided by (used in) operating activities	3,637	(3,151)

Cash flows from investing activities:
Purchases of available-for-sale securities	(20,124)	(36,408)
Proceeds from sale or maturity of marketable securities	14,888	39,875
Investment in note receivable	—	(450)
Additions to property and equipment	(635)	(642)

Net cash provided by (used in) investing activities	(5,871)	2,375

Cash flows from financing activities:
Principal payments of long-term debt	(3,476)	(3,959)
Proceeds from issuance of common stock	416	5,305

Net cash provided by (used in) financing activities	(3,060)	1,346

Effect of foreign exchange rates on cash and cash equivalents	14	(28)

Net increase (decrease) in cash and cash equivalents	(5,280)	542
Cash and cash equivalents, beginning of period	32,139	40,283

Cash and cash equivalents, end of period	$26,859	$40,825

The accompanying notes are an integral part of these unaudited financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

      We are subject to risks common to companies in the biotechnology, pharmaceutical, medical services and diagnostics industries, including but not limited to, development by the Company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2.	Basis of Presentation

      We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2003 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The unaudited consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2004, and the results of our operations for the three months and six months ended June 30, 2004 and June 30, 2003 and cash flows for the six months ended June 30, 2004 and June 30, 2003. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.	Comprehensive Income (Loss)

      Comprehensive income/(loss) is comprised of net income/(loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income/(loss), including unrealized gains and losses on our available-for-sale securities and interest rate swaps and foreign currency translation amounts. Comprehensive income/(loss) for the three and six months end June 30, 2004 and June 30, 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$(134)	$1,038	$(5,385)	$285
Unrealized gain (loss) on marketable securities and interest rate swaps	(445)	11	(403)	77
Foreign currency translation adjustments	71	120	15	(52)

Comprehensive income (loss)	$(508)	$1,169	$(5,773)	$310

4.	Restructuring Actions

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

      Year-to-date activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of			Balance as of
	December 31,	2004	2004	June 30,
	2003	Provisions	Payments	2004

Termination benefits	$10	$1,072	$(1,020)	$62
Facility related	6,160	—	(710)	5,450
Other charges	69	—	(56)	13

Total restructuring accrual	$6,239	$1,072	$(1,786)	$5,525

      As of June 30, 2004, substantially all employee terminations are complete and all remaining termination benefits will be paid by September 30, 2004. Facility costs will be paid out through the remaining lease term of the California facility, which extends through 2010, unless we are able to offset such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment on favorable terms.

5.	Net Income (Loss) Per Share

      The computations of basic and diluted net income/(loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 4,502,515 shares of common stock were not included in the computations of diluted net loss per share for the three and six months ended June 30, 2004 because inclusion of such shares would have an anti-dilutive effect on net loss per share.

      We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, our pro forma net income/(loss) and pro forma basic and diluted net income/(loss) per share would have been as follows for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss):
Net income (loss) reported	$(134)	$1,038	$(5,385)	$285
Add: Stock based employee compensation expense included in reported net loss	49	—	49	—
Less: Total stock-based employee compensation under the fair value method of SFAS 123	(1,154)	(807)	(4,141)	(4,475)

Pro forma net income (loss)	$(1,239)	$231	$(9,477)	$(4,190)

Basic net income (loss) per share:
As reported	$(0.00)	$0.04	$(0.19)	$0.01
Pro forma	$(0.04)	$0.01	$(0.33)	$(0.19)
Diluted net income (loss) per share:
As reported	$(0.00)	$0.04	$(0.19)	$0.01
Pro forma	$(0.04)	$0.01	$(0.33)	$(0.19)

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

      On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the excess funds that it has already paid, and is paying, under protest. Management has made an estimate of the most likely outcome of this contingency and has concluded that no provision is required at June 30, 2004. However, if we are unsuccessful in our claim against Cummings, and must pay all or a portion of the rental expense increase currently proposed by Cummings, we may be required to record an additional expense of up to approximately $600,000 to record the difference between our contractual rental payments and contractual sublease rental income over the remaining period of the lease. Conversely, if the contingency is resolved in ArQule’s favor and the Company is entitled to a refund of amounts previously paid, the Company may record a gain in a future period.

7.	Pfizer Inc.

      Since the inception of our relationship with Pfizer Inc. in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer also received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement. We renegotiated this contract again in early February 2004. Under the amended terms of the contract ArQule will continue to work with Pfizer’s scientists to more closely match its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. If our amended relationship with Pfizer is successful, we could earn up to $291 million over the term of the contract (2001–2008). This amendment will result in a decrease in the total potential contract value of $54 million compared to the terms agreed to in 2001.

      In May 2003, the Financial Accounting Standards Board issued Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21, which became effective for contracts entered into after July 1, 2003, addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable, and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We concluded that the modification was substantial enough to require evaluation of the contract to determine if EITF 00-21 applied. We concluded that because the contract does contain multiple deliverables (license to technology, research services and compound deliveries) EITF 00-21 did apply. We further determined that there was insufficient evidence of fair value of the undelivered elements (compound delivery), and therefore the amended contract represented a single unit of accounting for revenue recognition purposes. As a result, in the first quarter of 2004 ArQule began treating the amended Pfizer agreement as a single unit of accounting and recognizing revenue based on the delivery and acceptance of compounds against the contractual compound delivery schedule.

8.	Hoffmann-La Roche

      On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S.

      ArQule considers the arrangement to be a single unit of accounting under EITF 00-21 for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Consolidated Statement of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics.

      We have incurred a cumulative net loss of $190 million from inception through June 30, 2004. Our losses prior to the acquisition of Cyclis Pharmaceuticals, Inc. in September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. We expect research and development costs to increase in 2004 as we pursue development of our cancer programs. We do not expect to make additional investments to expand chemistry services capacity during 2004. Although we have generated positive cash flow from operations for the last five years, we have recorded a net loss in all but one of those years, and expect to record a loss for 2004. Based on our cash position at the end of 2003, we believe we will be able to dedicate approximately $25 million per year over the next three years to our oncology research and development program. This estimate is based upon the assumption that we will continue to operate our chemistry services on a cash flow positive basis, and that we will invest in cancer related research and development.

      Our revenue is primarily derived from compound development chemistry services performed for our customers and, beginning in 2004, research and development funding. Revenue, expenses and gross margin fluctuate from quarter to quarter based upon contract deliverables and the timing of the recognition of revenue under our revenue recognition policy (see the discussion of this under “Critical Accounting Policies” below). As we increase our activities in cancer related research and development, the timing and extent of these efforts, together with the length and outcome of our clinical trials, will further impact the fluctuation of results from operations.

      In February 2004, we amended our contract with Pfizer. Under the amended terms of the contract ArQule will continue to work with Pfizer’s scientists to more closely match its compound deliveries to those libraries which Pfizer believes represent the greatest developmental opportunities. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. If our amended relationship with Pfizer is successful, we could earn up to $291 million over the term of the contract (2001 – 2008). This amendment will result in a decrease in the total potential contract value of $54 million compared to the terms agreed to in 2001.

      On April 2, 2004 we announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound that is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and will provide financial support for ongoing research and development. We are responsible for advancing drug candidates ranging from early stage development to phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

      This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance. These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, if our planned transition to a drug discovery and development company takes longer or is more expensive than we anticipated or if other assumptions prove incorrect. As a result, actual results could differ materially from those currently anticipated. See also the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.

Liquidity and Capital Resources

			Increase/(Decrease)
	June 30,	December 31,
	2004	2003	$	%

	(In millions)
Cash, cash equivalents and marketable securities	$76.3	$76.7	$(0.5)	(1)%
Working capital	57.2	54.7	2.5	5%

	Q2 YTD	Q2 YTD
	2004	2003

Cash flow from:
Operating activities	3.6	(3.2)	6.8	215%
Investing activities	(5.9)	2.4	(8.2)	na
Financing activities	(3.1)	1.3	(4.4)	na

      Cash flow from operating activities. The uses of our cash flows for operations have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flows from operations have consisted of payments from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2004, the total source of $3.6 million was due primarily to the receipt of upfront research funding from Roche of $15 million, offset by an operating loss (excluding non-cash charges) of $1.5 million and uses of cash of $3.3 million relating to an increase in accounts receivable due from Pfizer, $0.7 million related to payment of severance and facility related costs due to restructuring actions in excess of 2004 charges, $3.1 million related to decreases in accounts payable and other accruals resulting from the payment in 2004 of annual bonuses and other accruals at December 31, 2003 and $3.4 million related to recognition of deferred revenue. At December 31, 2003, Pfizer had prepaid for a portion of their contractual obligations due in Q1 2004; similar payment obligations for Q3 2004 were received in July 2004. Although cash flow from operations was adversely impacted by the increase in unpaid accounts receivable in June 2004, we do not anticipate outstanding accounts receivable will significantly increase in subsequent periods.

      Cash flow from investing activities. For the six months ended June 30, 2004, the total use of $5.9 million was comprised of investments in marketable securities, net of sales and maturities, of $5.2 million and acquisitions of fixed assets of approximately $635,000. The increase in marketable securities reflects the Company’s efforts to maximize the investment return on upfront funding received from Roche which was in excess of short-term liquidity needs. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments and the Company’s near term need for liquidity.

      Cash flow from financing activities. For the six months ended June 30, 2004, the total use of $3.1 million was comprised of principal repayments on long-term debt of $3.5 million, partially offset by the cash proceeds from the issuance of common stock.

      We have been cash flow positive from operations for five consecutive years. We expect that our available cash and marketable securities of $76 million at June 30, 2004, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for the next three years. In April 2004, we entered into a strategic alliance agreement with Roche, under which we received $15 million in immediate research funding and could receive up to $276 million in payments, plus royalties. In addition, we are currently considering raising additional capital through a public offering of our securities. On December 15, 2003 we filed a shelf registration statement on Form S-3 with the Security and Exchange Commission covering securities having an aggregate maximum amount of $50 million.

      Our cash requirements may vary materially from those now planned for development activities and facility enhancements depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our chemistry services, or that such services will produce revenues adequate to fund our operating expenses. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. If we experience increased losses, we may have to seek additional financing from public and private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

      Our principal contractual obligations were comprised of the following as of June 30, 2004 (in thousands):

			Between	Between
		Under	1-4	4-7	After 7
	Total	1 Year	Years	Years	Years

Long-term debt obligations	$3,505	$2,868	$637	$—	$—
Capital lease obligations	217	140	77	—	—
Operating lease obligations	9,672	2,960	4,747	1,965	—
Purchase obligations	4,561	3,029	1,366	83	83

Total	$17,955	$8,997	$6,827	$2,048	$83

      Included in the total minimum payments for operating leases is approximately $6.2 million related to unoccupied real estate in California which was accrued as a liability, net of assumed sublease income, as a part of the Company’s restructuring actions in 2002, and as adjusted in 2003 (see Restructuring Charges below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Revenue recognition

      Historically, ArQule has entered into various collaborative agreements with pharmaceutical and biotechnology companies under which ArQule produces and delivers compound arrays and provides research and development services. In each instance, the Company analyzes each distinct revenue element of the contract to determine the basis for revenue recognition. Revenue for each element is generally recognized over the period compounds are delivered and/or services performed, provided there is a contractual obligation on behalf of the customer to pay ArQule and payment is reasonably assured. The nature of each distinct revenue element, the facts surrounding the services provided and ArQule’s ongoing obligations to provide those services dictate how revenue is recognized for each revenue element. This accounting conforms to Generally

Accepted Accounting Principles in the United States, in particular Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and is disclosed more fully in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

      On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S. ArQule considers the arrangement to be a single unit of accounting under EITF 00-21 for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Consolidated Statement of Operations.

Results of Operations

      Three months (Q2) and six months ended June 30, 2004 and 2003:

Revenue

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Revenue	$14.0	$15.5	$(1.5)	(9)%
For the six months ended June 30:
Revenue	$25.8	$31.1	$(5.4)	(17)%

      The decrease in total revenue in the second quarter of 2004 from the second quarter of 2003 primarily reflects (a) reductions in compound development revenue from Pfizer of $800,000, resulting from the February 2004 amendment to the collaborative agreement and (b) no compound development revenue from Bayer, under a contract which ended in the third quarter of 2003, compared to $2.4 million in Q2 2003. These decreases were partially offset by the Q2 2004 recognition of $1.7 million of research and development revenue related to the strategic alliance agreement with Roche. The decrease in revenue for the six months ended June 30, 2004 compared to the same period of 2003 is due to reductions in compound development revenues from Pfizer and Bayer of $2.9 million and $4.6 million, respectively. These decreases were partially offset by the Q1 2004 receipt of a milestone payment from Wyeth resulting from the filing of an investigative new drug application with the U.S. Food and Drug Administration for a compound whose discovery was facilitated by a collaborative program with ArQule, and the inclusion of research and development revenue from Roche. We expect compound development revenue to decrease in 2004 as a result of the amended Pfizer agreement and the completion of the Bayer contract, but to be partially offset by the inclusion of research and development revenue from Roche.

Cost of Revenue — Compound Development

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Cost of revenue — compound development	$7.5	$8.9	$(1.4)	(16)%
Compound development gross margin %	39.6%	42.8%
For the six months ended June 30:
Cost of revenue — compound development	$16.0	$18.2	$(2.2)	(12)%
Compound development gross margin %	33.7%	41.6%

      Cost of revenue decreased in the three and six months end June 30, 2004 compared to the comparable periods of 2003 due to reduced material costs necessary to satisfy the Pfizer program and the Bayer program (which ended in Q3 2003) plus a reduction in personnel dedicated to the Pfizer program as a result of the amended collaborative agreement and the corporate restructuring. In February 2004, we eliminated 30 production positions that were no longer required to service Pfizer, resulting in savings for the three and six months ended June 30, 2004 of $520,000 and $785,000, respectively. Compound development gross margin percentages were lower in the three and six months ending June 30, 2004 compared to the same periods last year due to a higher concentration of Pfizer revenue in 2004 which, because of the lower gross margin associated with the contract, lowered the overall average gross margin percentage. We anticipate cost of revenue in 2004 will continue to be lower than 2003 based on the lower revenue levels.

Research and Development

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Research and development	$4.7	$3.6	$1.1	32%
For the six months ended June 30:
Research and development	$9.7	$8.1	$1.5	19%

      The increase in research and development expense in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 reflects the hiring of additional scientists, increased laboratory and facility expenses and the cost of preclinical and clinical studies to develop further the Company’s E2F program and portfolio of other programs using the ACTSM platform. At June 30, 2004, we had approximately 57 employees dedicated to our research and development program, up from 47 at December 31, 2003 and 26 at June 30, 2003. We expect research and development expenses to increase throughout 2004 as we expand our oncology discovery pipeline and begin preclinical and clinical trials as part of the development process.

Marketing, General and Administrative

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Marketing, general and administrative	$2.2	$2.2	—	2%
For the six months ended June 30:
Marketing, general and administrative	$4.8	$4.8	—	—

      Marketing, general and administrative expenses were essentially flat in the three and six months ended June 30, 2004 compared to the comparable periods of 2003. In February 2004, we eliminated 16 administrative positions as part of our restructuring actions to reallocate resources to our oncology and drug discovery efforts, which resulted in savings in the three and six months ended June 30, 2004 of $419,000 and $595,000, respectively. These decreases were offset by increased legal expenses related to the negotiation of the alliance agreement with Roche in Q1 and increased costs associated with protecting our intellectual property. We anticipate marketing, general and administrative expenses in 2004 will remain approximately the same as 2003.

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

      Year-to-date activity against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) was as follows (in thousands):

	Balance as of	2004	2004	Balance as of
	December 31, 2003	Provisions	Payments	June 30, 2004

Termination benefits	$10	$1,072	$(1,020)	$62
Facility related	6,160	—	(710)	5,450
Other charges	69	—	(56)	13

Total restructuring accrual	$6,239	$1,072	$(1,786)	$5,525

      As of June 30, 2004, substantially all employee terminations were complete and all remaining termination benefits will be paid by September 30, 2004. Facility costs will be paid out through the remaining lease term of the California facility, which extends through 2010, unless we are able to mitigate such costs by subleasing the facility or settling our leasehold position by paying to the landlord a lump-sum payment on favorable terms.

Net Investment Income

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Net investment income	$0.2	$0.1	$0.1	65%
For the six months ended June 30:
Net investment income	$0.4	$0.3	$0.1	42%

      The increase in net investment income reflects reduced interest expense due to lower outstanding debt principal, which more than offset lower interest income on lower average balances of cash and marketable securities.

Net Income/(loss)

			Increase/(Decrease)

	2004	2003	$	%

	(In millions)
For the three months ended June 30:
Net income/(loss)	$(0.1)	$1.0	$(1.2)	na
For the six months ended June 30:
Net income/(loss)	$(5.4)	$0.3	$(5.7)	na

      The change from net income in the three and six month periods of 2003 to net losses in the same periods of 2004 is due to reduced compound development revenue in 2004, increased research and development spending and the Q1 2004 restructuring charge, partially offset by Q2 research and development revenue.

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

      Our use of derivative financial instruments is limited to the utilization of two interest rate swap agreements. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. At June 30, 2004, the Company held one interest rate swap agreement which has a notional amount of $487,500 and expires on September 30, 2004. The fair market value of this swap at June 30, 2004 was nominal.

      See Notes 2 and 12 to the consolidated financial statements in ArQule’s 2003 Annual Report on Form 10-K filed March 12, 2004 for a description of our use of derivatives and other financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at June 30, 2004 due to the short-term maturities of these instruments.

Item 4.	Disclosure Controls and Procedures

      Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the

Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2004. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

      At the Annual Meeting of Stockholders held on May 19, 2004, the Company’s stockholders voted as follows:

(a) To elect Laura Avakian, Werner Cautreels, Ph.D and Tuan Ha-Ngoc to serve as directors of the Company until the annual meeting of stockholders in 2007 or until his/her successor is elected and qualified or until his/her earlier resignation or removal,

	For	Withheld

Laura Avakian	17,190,603	1,836,917
Werner Cautreels, Ph.D	17,277,046	1,750,474
Tuan Ha-Ngoc	17,274,076	1,753,444

The proposal received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Ms. Avakian, Dr. Cautreels and Mr. Ha-Ngoc were elected to the Board of Directors.

(b) To approve amendments to the Company’s Amended and Restated 1994 Equity Incentive Plan (i) to increase the aggregate number of shares of common stock that may be issued under the plan by 600,000 shares from 7,700,000 to 8,300,000 shares, and (ii) to extend the ten-year time limit during which incentive stock options may be granted from ten years from October 28, 1994 to ten years from May 19, 2004, the date of the 2004 Annual Meeting of the Stockholders.

For	Against	Abstain	Broker non-votes

7,364,215	2,587,402	23,930	9,051,973

The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

(c) To approve an amendment to our Amended and Restated 1996 Director Stock Option Plan to increase the maximum aggregate number of shares of common stock that may be issued under the plan by 60,000 shares from 290,500 to 350,500 shares.

For	Against	Abstain	Broker non-votes

7,525,446	2,426,526	23,576	9,051,973

The proposal received the affirmative vote of a majority of the shares of common stock outstanding and, therefore, was adopted.

Item 5.	Other Information. None.

Item 6(a).	Exhibits.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

Item 6(b).                             Reports on Form 8-K.

      The Company filed a current report on Form 8-K on April 2, 2004 to file its press release announcing its strategic alliance with the Roche Group and revised financial guidance.

      The Company filed a current report on Form 8-K on May 27, 2004 to file its press release announcing the resignation of the Chairman of its Board of Directors, the election of a new Chairman and the re-election of three board members at the 2004 Annual Stockholders’ Meeting.

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

Date: August 4, 2004