Form 10-K
period 2004-12-31
ARQULE INC
filed 2005-03-16
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2004
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
Common Stock, $.01 Par Value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004 was: $151,933,752.
      There were 34,872,631 shares of the registrant’s Common Stock outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2004, are incorporated by reference into Part III of the Form 10-K.

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
Business Overview
      We are a biotechnology company engaged in the research and development of cancer therapeutics. Our mission is to research, develop, and commercialize broadly effective cancer drugs with reduced toxicities compared to conventional cancer chemotherapeutics. We develop cancer therapies based on our innovative and proprietary Activated Checkpoint Therapysm (ACTsm) platform and our traditional strength in small molecule chemistry.
      We also apply our expertise in the design, production and evaluation of chemical compounds in our chemistry services business. Since our incorporation in 1993, we have provided high-quality library design and compound production to pharmaceutical collaborators. We assist our collaborators with their development programs by, for example, synthesizing potential drug candidates, assessing their suitability and selecting the most promising — by means of high throughput, automated chemistry.
Cyclis Acquisition
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
ArQule’s Approach to Cancer — The Activated Checkpoint Therapysm Platform
      The ACTsm platform is designed to produce small molecule compounds that selectively kill cancer cells while leaving normal cells unharmed. This is a key concept in our approach to drug development.
      The cells in the human body usually grow, divide and die so that the body always has the number of each different type of cells necessary to support a healthy existence. Cell division is controlled through a series of molecular events called the cell cycle. The cell cycle ensures that cell division proceeds accurately, so that each daughter cell receives the appropriate cellular DNA and other subcellular machinery.
      The cell cycle has several built in “checkpoints,” which are components in a cell’s natural defense mechanism that ensure genomic integrity during the phases of the cellular replication cycle. For example, in a normal cell, checkpoint functions monitor for damage to the cellular DNA. If damage is detected, the cell attempts to repair the damage. If the DNA damage is too severe, the cell undergoes programmed cell death. Thus, a cellular checkpoint is a natural defense mechanism that ensures the genomic integrity of the cells in the body by eliminating damaged cells.
      Cancer cells have multiple abnormalities including genetic (DNA) damage. They are able to survive and proliferate because key checkpoints and apoptotic pathways are disabled as the cancer develops. As a result, cancer cells undergo cell division in an uncontrolled way. Conventional chemotherapy seeks to kill cancer cells by creating further damage to DNA sufficient to prevent cell replication. A well-known side effect of this approach is that normal cells are indiscriminately damaged, creating toxicity to patients and limiting the cancer cell killing activity of conventional chemotherapy.
      Our ACTsm platform is based on the understanding that a therapeutic agent which reactivates the quality control, or checkpoint functions of a cell, has the potential to re-enable the cell to detect and respond to DNA damage. Because cancer cells contain genes relating to tumor formation (activated oncogenes) and irreparable DNA damage, we believe that restoration of their checkpoint functions will result in such cells undergoing cell death. In addition to the effect that checkpoint activation has in cancer cells, the absence of adverse effects in normal cells is important. Normal, healthy cells have little DNA damage compared with cancer cells. Consequently, when a checkpoint is activated in a healthy cell, we do not expect to see cell death. In other words, since non-cancer cells are genetically normal, they are more likely to be spared even if exposed to the same checkpoint-activating stimulus as the cancer cell.
      We believe therapeutics based on the ACTsm approach will be more effective and less toxic than traditional cancer therapies due to their ability to selectively cause cancer cells to undergo cell death, while leaving healthy cells unaffected. This is in contrast to conventional chemotherapy which seeks to kill cancer cells by creating further damage to DNA. A well-known side effect of this approach is that some normal cells are indiscriminately damaged, creating toxicity in patients and limiting the cancer cell killing activity of conventional chemotherapy. Furthermore, because checkpoint functions are virtually the same in different cell types, and because many cancers have checkpoint defects, we believe that therapeutics developed using the ACTsm platform will be effective against a broad spectrum of cancers and will counteract the variable genetic makeup of cancer cells.
Clinical Trials

ARQ 501
      ARQ 501 entered Phase 1 clinical trials in September 2003.
      Preclinical findings. ARQ 501 causes rapid and sustained elevation in the checkpoint regulatory protein E2F1. Based on preclinical findings, we believe that ARQ 501 has the potential for improved activity and reduced toxicity over other molecular approaches and traditional cancer chemotherapy. The compound has demonstrated anti-cancer activity in mice when applied as both a single agent and in combination with chemotherapeutics. In addition to its selectivity for tumor cells over normal cells, ARQ 501 is active against tumor cells with a broad range of genetic defects. We believe this is particularly advantageous for treatment of solid tumors, where individual tumor masses are comprised of highly heterogeneous cancer cells.
      Ongoing Phase 1 study in monotherapy. Our ARQ 501 Phase 1 monotherapy dose-escalation study in patients with advanced solid tumors is currently underway primarily at the Dana-Farber Cancer Institute, Beth Israel Deaconess Medical Center and Massachusetts General Hospital. The objectives of this study are to determine the safety profile (clinical tolerability) of ARQ 501 and a recommended dose to be used in Phase 2 clinical trials. Tumor response is assessed by imaging after eight weeks of therapy. As of January 31, 2005, we continue to explore dosing regimens between 390 and 550 milligrams per meter squared and have not yet identified dose limiting toxicity. Out of 25 eligible subjects, one has experienced a partial response, meaning that the evaluable tumor has shrunk by more than 30%, and five have stable disease states, meaning that their disease did not progress after treatment with ARQ 501. We anticipate completing enrollment in this study in 2005.
      Ongoing Phase 1 study in combination with Taxotere. In December 2004, we initiated a Phase 1 study of ARQ 501 in combination with Taxotere for patients with advanced solid tumors at the Mary Crowley Medical Research Center in Dallas, Texas. The objectives of this study are to determine the safety profile (clinical tolerability) of ARQ 501 in combination with Taxotere and a recommended dose to be used in Phase 2 clinical trials. This trial was initiated because of the synergistic effect of the combination of ARQ 501 and Taxol that was observed in animal studies. In these animal combination studies the tumors were completely eradicated. Taxotere is one of the most common chemotherapeutic agents and is used against a wide range of solid tumors. Our clinical trial is an open label dose escalation study being conducted at a single site in the United States. We are enrolling patients with various forms of advanced solid tumors, some of whom may have previously received Taxotere.
      Ongoing Phase 1b/2 study in combination with gemcitabine. In January 2005, we announced the enrollment of the first patient in a Phase 1b/2 study in combination with gemcitabine at the M.D. Anderson Cancer Center in Houston, Texas. The phase 1b component is an open label dose escalation study, enrolling patients with advanced cancer, some of whom may have previously received gemcitabine. ArQule anticipates that this component will be followed by a phase 2 study exploring the use of ARQ 501 and gemcitabine in patients with advanced cancer.
Preclinical Pipeline

ARQ-550RP — E2F Modulation
      Applying our platform in small molecule chemistry and intelligent drug design to our 550 series program, we are developing analogues and derivatives of ARQ 501. These new compounds also modulate E2F. We have identified several such compounds and we are currently in the process of selecting a compound that has the most advantageous set of drug-like characteristics.

ARQ-650RP — Cancer Survival Pathway Modulation
      In our Cancer Survival Pathway (“CSP”) program, we are developing compounds aimed at blocking cellular survival mechanisms that cancer cells possess and, thereby, selectively triggering cell death in such cancer cells. CSPs are certain proteins, including cytosolic and nuclear proteins, that are inappropriately elevated to excessive levels in cancer cells. In an animal model of cancer, our scientists explored the feasibility of safely and effectively treating cancer by blocking the activity of cancer cell survival pathways. We have discovered a series of proprietary small molecular weight compounds which modulate cancer survival pathways. Our lead compound in this program has proved highly effective in killing a variety of human cancer cells in cell cultures and has also demonstrated potent anti-tumor activity against human cancer in mice. Work is underway to advance this series of compounds to select a clinical candidate. While the potential outcome is expected to be similar (namely selective cell death), the targets, mechanism of action and chemistry involved in the 650 series are different from those involved in the 501 and 550 programs.

ARQ-350RP — B-Raf kinase Inhibitors
      Activating B-RAF mutations have been implicated in nearly 70% of human melanomas as well as in lower percentages of other cancers. This ArQule program has identified and developed a series of novel and proprietary compounds that are highly selective when tested against a panel of over 100 human kinases, a profile distinctly different from other known B-RAF inhibitors. The ArQule compounds from this program inhibit B-RAF kinase in the nanomolar range, effectively shutting down the aberrant proliferative signaling that is exhibited by human cancer cells in models harboring clinically relevant mutant B-RAF.
Research

ARQ-850RP — p53 Modulation
      p53, a protein that controls several key cell cycle checkpoints, is the most commonly mutated gene in human cancer. A potential way to restore normal function to this pathway is to activate apoptotic pathways which act downstream of p53. ArQule is currently validating targets that activate apoptosis downstream of p53.

ARQ-450RP — Undisclosed Checkpoint Activator
      ArQule is using its proprietary ACTsm based drug discovery approach to screen for compounds that activate candidate checkpoints. We have identified compounds with the unique properties of activating checkpoints without first inducing DNA damage or disrupting microtubule (cell skeleton) dynamics. These compounds are being optimized for their drug-like properties.

Other Portfolio Programs

ARQ 101, a p38 MAP Kinase inhibitor for Rheumatoid Arthritis
      In November 2003, we commenced GLP-toxicology studies with our lead compound, ARQ 101, a p38 MAP Kinase inhibitor for rheumatoid arthritis. Throughout 2003, we had progressed several compounds through advanced lead optimization demonstrating functional oral activity in a rat model of rheumatoid arthritis. In this established animal model, the data indicated that our compounds reduced joint swelling in a dose-dependent manner and were well tolerated at all doses studied. In order to focus on our cancer programs, we have ceased internal efforts and are currently exploring opportunities to out-license this program.
Partnered Pipeline

Wyeth
      Wyeth currently has a Phase 1 clinical trial and a preclinical program based upon compounds discovered in collaboration with ArQule. The clinical trial is in Rheumatoid Arthritis and the preclinical program is in Alzheimer’s Disease.

Solvay
      Solvay currently has a preclinical program in irritable bowel syndrome based upon a compound discovered in collaboration with ArQule.
      The partnered pipeline is derived from former collaborations in our Chemistry Technologies business, and ArQule has received milestone payments from the above companies. Should any of these compounds proceed further in the clinic, or become drugs, under the terms of the agreements, ArQule will be eligible to receive various further milestone payments and royalties.
Hoffmann-La Roche Alliance
      In April 2004, we entered into an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes ARQ 501 and our ARQ-550RP programs. Under the terms of the agreement, Roche obtained an option to license drugs resulting from our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and financial support for ongoing research and development. We are responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in predetermined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

BUSINESS STRATEGY
Overview
      Our business strategy aims to balance revenues from our chemistry services with our cancer drug discovery and development. Our specific goals for the near future are as follows:

•	Initiate at least one Phase 2 trial with ARQ 501 during the course of 2005.

•	Submit an Investigational New Drug (“IND”) application for at least one ArQule compound before the end of 2005

•	Continue to explore the synergies between our ACTsm platform and our traditional strength as a leader in small molecule chemistry.
Drug Discovery And Development Strategy
      Our strategy for developing compounds into commercial products has the following components:
      Focus on cancer, a market with a large unmet need. Cancer is the second most common cause of death in the western world. Estimates for 2003 suggest that approximately 1.2 million new cases of invasive cancer will be diagnosed annually in the United States. Medical therapy has evolved as an alternative to, or adjunct of, surgery including the introduction of cytotoxic chemotherapy and radiation over 50 years ago. While chemotherapies have evolved, many are still harmful to all rapidly dividing cells. More recently, a number of alternative therapies that are target specific have been introduced. We believe that our approach has the potential to be more selective for cancer cells than traditional chemotherapies and applicable to a broad spectrum of cancers.
      Take advantage of available accelerated regulatory approval strategies as appropriate. Cancer compounds have been eligible for accelerated regulatory approval. On average, three new oncology agents have been approved per year over the past 14 years. Once on the market, the agents may be approved for additional indications with supportive data. We intend to pursue clinical development of our drug candidates primarily in a manner that optimizes our chances for regulatory approval, pursuing opportunities for accelerated approval as appropriate.
      Focus on small molecule drugs. Most prescription medicines are — and we believe will continue to be — small molecules. Approximately 88% of the top 200 prescription drugs, based on worldwide sales in 2001, are compounds described as small molecules. Small molecules can usually be made into pills that can be readily swallowed. In addition, small molecule drugs have a low production cost as compared to other therapeutic agents because they are easier to make, store and ship. Other therapeutic agents, such as proteins and antibodies, are more difficult to administer — requiring, for example, injections — and are also more costly to manufacture than small molecules. We intend to leverage our expertise in small molecule chemistry to discover and develop drugs that have these advantages.
      Benefit from the resources and strengths of collaborators. On April 2, 2004, we entered into an agreement with Hoffmann-La Roche (“Roche”) in which Roche acquired the right to an option on certain compounds in our E2F program and to the E2F program in total for oncology indications. While we are responsible for development of ARQ 501 through Phase 2, we benefit from Roche’s resources and expertise in manufacturing, regulatory, clinical development, and commercialization. We intend to pursue future partnership arrangements only as appropriate and when our partner’s capabilities complement our strengths in oncology drug discovery and development.
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

      Continue to exploit our strength in chemistry for oncology drug discovery and development. ArQule has developed a chemistry-based drug discovery technology platform designed to create small molecules that possess drug-like characteristics. We believe that identifying drug-like characteristics prior to preclinical development increases the likelihood that small molecules reaching preclinical development will have a greater potential to become medicines. Without such a technology platform, the traditional approach is to develop small molecules that have demonstrated activity toward biological targets, with little regard to whether the molecules otherwise would make good medicines. In our view, a drug that has the best set of drug-like characteristics for its indication (i.e., one that is the most effective and has the fewest side effects) will ultimately generate the most revenue in its category, even if it is not the first to become available on the market. We are using our chemistry technology and expertise in our cancer discovery programs.
      Build on the pharmaceutical and biotechnology expertise of our management and scientific teams. Our executive team consists of leaders with experience in drug discovery and development and specific expertise in oncology. Our CEO, Dr. Stephen Hill, formerly led global drug development for F. Hoffmann-La Roche, Ltd. After the Cyclis acquisition, we retained the scientific founder of Cyclis and the inventor of the ACTsm platform, Dr. Chiang Li as our CSO and head of ArQule Biomedical Institute to advance our research and development programs based on the ACTsm platform. In 2004, we hired Dr. Shi-Chung Ng as Vice President of Drug Discovery Biology, and Dennis France as Vice President of Oncology Lead Discovery. Dr. Ng was formerly a Senior Group Leader and Volwiler Associate Fellow at Abbott Laboratories, and Dennis France was formerly an Executive Director at Novartis.
Chemical Technologies Strategy
      We provide chemistry services to collaborators and customers for their discovery programs. In line with our transition to drug discovery, we intend to run our chemistry technologies as a profitable, cash flow positive business.
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
      We are currently providing chemistry technology services under collaborations with Pfizer Inc and Novartis Institute for Biomedical Research, Inc. (“Novartis”). Our collaboration with Pfizer is our largest collaboration and accounted for 84% of our revenue for 2004. During 2004, we also completed the active phase of our chemistry-based collaboration with Sankyo Company, Ltd (“Sankyo”). In 2004, Novartis renewed and extended their collaboration to February 2005. We also completed activity under collaborations with Bayer AG, Solvay Duphar B.V. and Pharmacia Corporation in 2003. Under our collaboration agreements, we generally receive fees for the services we provide during the active phase of the agreement. These agreements also impose trailing obligations on our collaborators to, under specified circumstances, make milestone and royalty payments to us based on their further development of compounds we provided to them. In addition, for several of our formerly active collaborators, we have agreed to provide a limited amount of compound production services, as such collaborators seek to optimize promising compounds. Wyeth has filed two INDs based upon compounds from our Directed Array Program, one of which is currently in phase I clinical trials, while Wyeth has ceased development on the other. A third compound derived from our collaboration is progressing within Wyeth’s internal development track. We received milestone payments in connection therewith in October 2002, February 2004, December 2004 and February 2005.
      The terms of our currently active collaborations are summarized below:
      Pfizer. Since the inception of this relationship in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high throughput system. This agreement expires in 2008, subject to early termination as discussed below. In February 2004, the agreement was amended to maintain compound deliveries at approximately the same level from 2004 through the end of the term, instead of increasing them as previously specified.
      As of March 1, 2005, we have received $234 million from Pfizer since inception of this relationship in 1999. If our relationship with Pfizer is successful, we could receive up to an additional $136 million over the remaining term of the contract. Pfizer has made equity investments in our company of $10 million in 2001, and $8 million in 2003, based on the achievement of certain delivery milestones. Under the amended agreement, upon notice, Pfizer may terminate the relationship beginning in December 2005 for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.
      Novartis Institute for BioMedical Research, Inc. On September 3, 2003, we entered into a one year chemistry services collaboration with Novartis Institute for BioMedical Research, Inc. (“Novartis”), an affiliate of Novartis AG. As part of the collaboration we are applying our integrated chemistry technology platform to generate and optimize small molecule compounds for Novartis’ anti-infective drug discovery program. In September 2004, this contract was extended six months. The total amended contract value of the agreement is $1.5 million, of which we have received the entire balance as of December 31, 2004. Novartis must also make additional payments if we achieve certain developmental milestones.
PATENTS AND PROPRIETY RIGHTS
      We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the U.S. and other countries. As of March 1, 2005, we had 22 issued or allowed U.S. utility patents, one issued U.S. design patent, 18 granted foreign patents, and numerous patent applications in the U.S. and other countries. While many patent applications have been filed in the U.S. and other countries with respect to our cancer programs, the majority of these have not yet been issued or allowed. The patent positions of companies in the biotechnology industry and the pharmaceutical industry are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims, if any, that may be allowed under any of our patent applications, or the enforceability of any of our issued patents.
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
      “ArQule”, the ArQule logo, “Directed Array”, “Mapping Array” and “AMAP” are trademarks of ArQule that are registered or entitled to be registered in the U.S. Patent and Trademark Office. The terms “AMAP”, “ArQule Reactor”, “Compass Array”, “Custom Array”, “MapMaker”, “Optimal Chemical Entities”, “OCEs”, “Parallel Track”, and “PrepQule” are trademarks of ArQule. The terms “Activated Checkpoint Therapy” and “ACT” are service marks of ArQule.

COMPETITION
      The pharmaceutical and biotechnology industries are highly competitive. We face intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research organizations. The major pharmaceutical organizations competing with us have greater capital resources, larger overall research and development staff and facilities and considerably more experience in drug development and commercialization. Biotechnology companies competing with us may have these advantages as well. In addition to competition for collaborators and investors, these companies and institutions also compete with us in recruiting and retaining highly qualified scientific and management personnel.
      With respect to our cancer drug discovery and development programs, other companies have potential drugs in preclinical and clinical trials that may result in effective, commercially successful treatments for the same cancers we target. In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer such as, for example, Onyx Pharmaceuticals; OSI Pharmaceuticals; Oxigene, Inc.; and Telik Inc.
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
      Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with FDA regulations. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. If the FDA does not respond with any questions, a drug developer can commence clinical trials thirty days after the submission of an IND.
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
      Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. If and when the FDA approves any of our or our collaborators’ products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Good Manufacturing Practices (“cGMP”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products.
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
EMPLOYEES
      As of March 1, 2005, we employ 270 people at two sites in Massachusetts: Woburn (headquarters, discovery and development, and chemistry technologies) and Norwood (target identification and validation). Of that total, 99 hold Ph.D.s and 25 hold Masters in the Sciences. As of March 1, 2005, 150 of our employees were engaged in operations, 72 were engaged in research and development and 48 were engaged in marketing and general administration.
CERTAIN OTHER INFORMATION
      We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.ArQule.com that provides additional information, free of charge, about our company and links to documents we file with the SEC.

Item 1A.	Executive Officers and Directors of the Registrant
      Set forth below is certain information regarding our current executive officers and directors, including their respective ages, as of March 10, 2005:

Name	Age	Position

Dr. Stephen A. Hill	46	President, Chief Executive Officer and a Director
Dr. Chiang J. Li	40	Vice President, Chief Scientific Officer, Head of ArQule BioMedical Institute
Louise A. Mawhinney	49	Vice President, Chief Financial Officer and Treasurer
Patrick J. Zenner	58	Director (Chairman of the Board)
Laura Avakian	59	Director
Timothy C. Barabe	51	Director
Werner Cautreels, Ph.D.	52	Director
Tuan Ha-Ngoc	52	Director
William G. Messenger	44	Director
Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S.
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
Chiang J. Li, M.D.
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
Louise A. Mawhinney, C.P.A.
Vice President, Finance and Chief Financial Officer. Ms. Mawhinney joined the Company in December 2003 as Vice President, Finance and CFO. Ms. Mawhinney has more than 20 years of experience in finance covering audit, accounting, treasury, tax, SEC reporting, investor relations, corporate financing and merger and acquisition responsibilities. For the past three years, Ms. Mawhinney has been Chief Financial Officer, Secretary and Treasurer of Cleanwise, Inc., a Massachusetts-based third-party logistics software start-up company. From 1999 to 2000, she was Chief Financial Officer, Secretary and Treasurer of Veridiem Inc., a Massachusetts-based marketing automation software start-up. From 1993 to 1999, Ms. Mawhinney served in a variety of finance functions, and in 1996 became Chief Financial Officer, Secretary and Treasurer, for The Butcher Company, a chemical process manufacturer with annual sales of $80 million. Prior to that she was with KPMG in Boston, MA. Ms. Mawhinney holds a Masters degree from St. Andrews University in Scotland and has been a C.P.A. in Massachusetts since 1989.
      Patrick J. Zenner was named Chairman of the Board in May 2004 and has been a director since 2002. A 32-year veteran of the pharmaceutical industry, Patrick Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America. Hoffmann-La Roche Inc., based in Nutley, N.J., is the prescription drug unit of the Roche Group. Long active in industry, academic and civic affairs, Mr. Zenner is immediate past chairman of the HealthCare Institute of New Jersey and served on the Boards of Directors and Executive Committees of the Pharmaceutical Research & Manufacturers of America (PhRMA) and the Biotechnology Industry Organization (BIO). In addition, Mr. Zenner has been a member of numerous associations, including the American Foundation for Pharmaceutical Education, the Health Care Leadership Council and the National Committee for Quality Health Care. Mr. Zenner is currently on the Boards of Trustees of Creighton University and Fairleigh Dickinson University. In addition, Mr. Zenner is a member on the Boards of Directors of CuraGen Corporation, Dendrite International, Praecis Pharmaceuticals Inc., Geron Corporation, First Horizon Pharmaceutical Corporation, Xoma Ltd., West Pharmaceutical Services and Exact Sciences, Inc.
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
      Timothy C. Barabe has been a director since November 2001. Mr. Barabe has been employed by Regent Medical Ltd. since September, 2004 as its Chief Financial Officer, located in Manchester, England. Regent Medical is one of the world’s largest suppliers of disposable surgical gloves and associated antiseptic products. Previously Mr. Barabe was employed by Novartis AG from 1982 through August, 2004 in various capacities, lastly as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. From February 2002 until April 2003, Mr. Barabe was Group Vice President and President, Specialty Lenses of CIBA Vision. From 1993 through January 2002, Mr. Barabe was the Chief Financial Officer of CIBA Vision Corp., a contact lens and lens care subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago.
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
      Tuan Ha-Ngoc has been a director since 2002. Mr. Ha-Ngoc has 28 years of worldwide experience in the healthcare industry, primarily in the biotechnology sector but also in the pharmaceutical, medical devices, and information technology areas. He has been President and CEO of AVEO Pharmaceuticals, Inc. (f/k/a GenPath Pharmaceuticals, Inc.) since its inception in 2002. From 1999 to 2002, he was co-founder, President & CEO of deNovis, Inc., an enterprise-scale software development company for the automation of healthcare administrative functions. From 1998 to 1999, he served as Corporate Vice President, Strategic Development for American Home Products Corporation (recently renamed Wyeth) after its acquisition of Genetics Institute. From 1984 to 1998, he was at Genetics Institute, Inc. as its Executive Vice President responsible for Corporate Development, Commercial Operations, European Operations and Japanese Operations. From 1976 to 1984, he held various marketing and business positions at Baxter Healthcare, Inc. a leading medical device company. Mr. Ha-Ngoc received his MBA degree from INSEAD and his Master’s degree in Pharmacy at the University of Paris, France. He serves on the Board of several academic and non-profit organizations such as the Harvard School of Dental Medicine, the Tufts School of Medicine, the Belmont Hill School, the Boston Philharmonic Orchestra, and the International Institute of Boston.
      William G. Messenger has been a director since January, 2005. From 1994 to date he has been the owner and managing director of the Lexington Sycamore Group, consultants in the fields of business strategy, organization and leadership. Mr. Messenger serves as Director of the Mockler Center for Faith and Ethics in the Workplace at Gordon-Conwell Theological Seminary. He is also Director of the Boston Division of the Business Leadership & Spirituality Network. Mr. Messenger received a BS in Physics with highest honors from Case Western Reserve University, an MBA with high distinction from Harvard Business School and a Master of Divinity degree, summa cum laude, from Boston University School of Theology.
RISKS RELATING TO OUR BUSINESS AND STRATEGY
Development of our products is at an early stage and is uncertain and our approach and technology may never result in a commercial drug.
      The discovery and development of drugs is inherently risky and involves a high rate of failure. Discovering and developing commercial drugs is relatively new to us.
      Our proposed drug products and drug research programs are in early stages and require significant, time-consuming and costly research and development, testing and regulatory approvals. We do not expect that these product candidates will be commercially available for several years, if ever. We have never identified a drug candidate that has been developed into a commercial drug using our technology platform. It is uncertain whether our technology platform will produce a commercial drug at all, or whether it will do so competitively.
We must show the safety and efficacy of our product candidates through expensive, time consuming preclinical and clinical trials, the results of which are uncertain, governed by exacting regulations.
      Our product candidates are in early clinical or preclinical stages of development. Although several of our product candidates have demonstrated some favorable pharmacological effects in preclinical studies, they may not prove to be sufficiently effective in humans, if at all. We will need to conduct extensive further testing of all of our product candidates, expend significant additional resources and possibly partner with another company (as we have done with Roche for ARQ 501) to realize commercial value from any of our product candidates.
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
      Though it is our stated strategy to pursue clinical development to take advantage of available accelerated regulatory approval processes, there is no guarantee that our product candidates will show the evidence predictive of clinical benefit necessary to qualify for regulatory treatment.
      Clinical trials for the product candidates we are developing may be delayed by many factors, including that potential appropriate patients for testing are limited in number and may be difficult to recruit. The failure of any clinical trials to meet applicable regulatory standards or the standards of relevant local Institutional Review Boards could cause such trials to be delayed or terminated, which could further delay the commercialization of any of our product candidates. Any such delays will increase our product development costs, with the possibility that we could run out of funding. Consequently, if such delays are significant they could negatively affect our financial results and the commercial prospects for our products.
We have limited capabilities in clinical development of drug candidates.
      We are dependent on third-party providers of preclinical and clinical development services, including cGMP and testing. For example, we do not have sufficient facilities for all of the preclinical testing of candidate drugs in animals which must be undertaken in order to advance to clinical testing in humans. Also, preclinical and clinical testing require the manufacture of amounts of drugs which exceeds the designed capacity of our facilities. Furthermore, our facilities do not meet the requirements of cGMP. If we choose to perform such studies ourselves or scale up our production capabilities and qualify them under cGMP, we will be required to incur significant costs and devote significant efforts to establish our own development facilities and capabilities. If we are unable to reach agreement with third-party service providers on acceptable terms, or to establish our own development facilities, ArQule’s preclinical and clinical development of products will be delayed and our financial results will be adversely affected.
We may face challenges in realizing the benefits of the Cyclis acquisition, and future acquisitions.
      Having acquired Cyclis Pharmaceuticals, Inc. on September 8, 2003, we have been operating the Cyclis business for only sixteen months. This has been a complex process of integrating the former Cyclis operations and personnel, including the ARQ 501 program, and the Cyclis molecular biology expertise into our existing operations. It is too early to be certain that the integration has been successful or that we will achieve the anticipated benefits of the merger. There may be unexpected delays or we may be unable to successfully develop the Cyclis business and technology over the long-term. As noted below, we also may make additional acquisitions, which could pose similar, or greater, risks than the Cyclis acquisition. There is also the risk that we may have greater difficulty integrating more than one acquisition at the same time.
If we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions, to integrate successfully an acquired business or technology in a cost-effective and non-disruptive manner or to complete commercialization of an acquired product.
      From time to time, we may choose to acquire complementary businesses, products, or technologies instead of developing them ourselves. We do not know if we will be able to complete any particular acquisitions, or whether we will be able to successfully integrate the acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms. In the case of equity financing, that may result in dilution to our stockholders. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

We may not be able to find collaborators or successfully form collaborations in furtherance of our drug development efforts.
      As we did in regard to ARQ 501, we plan to seek collaborators for our drug development efforts. We would like to enter into these collaborations to obtain external financing for drug development and to obtain access to commercialization expertise. The availability of partners depends on the willingness of pharmaceutical companies to collaborate in drug discovery activities. There are only a limited number of pharmaceutical companies that would fit our requirements. The number could decline further through consolidation or the number of collaborators with interest in our drugs could decline. If the number of our potential collaborators declines further, collaborators may be able to negotiate terms unfavorable to us.
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
      Any of our current or future collaboration partners may fail to develop or commercialize a compound or product to which they have obtained rights from us for a variety of reasons, including that our partner:

•	decides not to devote the necessary resources because of internal constraints or other priorities, or because of a merger with another pharmaceutical company changes the partner’s priorities;

•	decides to pursue a competitive potential drug or compound developed outside of our collaboration;

•	cannot obtain necessary regulatory approvals; or

•	exercises a right to terminate our collaboration.
We may not receive any further milestone, royalty or license payments under our current or any future collaborations.
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
      Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want or are able to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depends not only on the achievement of objectives by us and our collaborators, but also on each collaborator’s financial, competitive, marketing, internal R&D and strategic considerations and regulation in the United States and other countries. Pharmaceutical products our collaborators develop will require lengthy and costly testing in animals and humans and regulatory approval by governmental agencies prior to commercialization. These agencies may not approve the products for commercialization despite the substantial time and resources required to seek approvals and comply with appropriate statutes and regulations. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty or license payments.
We face fierce competition from competitors with greater resources.
      Even if we are successful in bringing a product to market, we face substantial competitive challenges in effectively marketing and distributing our products. Many other companies and research institutions are developing products within the field of oncology, including large pharmaceutical companies with much greater financial resources, and more experience in developing products, running clinical trials, obtaining FDA approval and bringing new drugs to market. We are in a rapidly evolving field of research. Consequently, our technology may be rendered non-competitive or obsolete by approaches and methodologies discovered by others, both before and after we have gone to market with our product. We also face competition from existing therapies that are currently accepted in the marketplace, and the impact of adverse events in our field that may affect regulatory approval or public perception.
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
We may be exposed to potential liability related to the development, testing or manufacturing of compounds we develop.
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

RISKS RELATED TO OUR FINANCIAL CONDITION
We may not achieve profitability.
      From our inception in 1993 through December 31, 2004, we have incurred cumulative losses of approximately $189 million. These losses have resulted principally from the costs of our research activities and enhancements to our technology. We have derived our revenue primarily from:

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
      To maintain our current relationships with chemistry services collaborators and to meet the performance and delivery requirements in our contracts, we must provide drug discovery capabilities and chemistry technology products and services at appropriate levels, with acceptable quality and at acceptable cost. Our ability to deliver the drug discovery capabilities, products and services we want to offer to our collaborators is limited by many factors, including the difficulty of the chemistry, the lack of predictability in the scientific process and the shortage of qualified scientific personnel. In particular, a large portion of our revenue depends on producing collections of high-quality chemical compounds, at a high rate of production. If we are unable to maintain the rate of compound synthesis necessary to meet our existing or future contractual commitments, it may result in delayed or lost revenue, loss of collaborations and/or failure to expand our existing relationships. In addition, competition from providers in India, Eastern Europe and other lower cost jurisdictions puts and will likely increasingly put pressure on pricing and on our ability to achieve an acceptable margin from this business.
      Also, at present we depend largely on chemistry services collaboration arrangements for our revenue and cannot be sure whether our collaborations will succeed or whether we will realize much of the potential revenue from our collaborations. In addition, 84% of our revenue in 2004 was generated from our Pfizer collaboration which Pfizer may terminate beginning in December 2005 for any reason. Significant portions of the revenue from milestones and royalties that we may receive under these collaborations will depend upon our ability and/or our partners’ ability to successfully develop, license, introduce, market and sell new drugs developed using our chemical compounds and/or proprietary technology. We have little control over the efforts of our partners. We may not be able to achieve these milestones and may not be able to develop commercial drugs or other products on which royalties will be payable.
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
      Revenue is recognized in accordance with generally accepted accounting principles (“GAAP”), which require us to expense certain costs as incurred and defer the related revenue over the life of the contract. This makes gross margin fluctuate up and down as revenue is not matched with the associated costs. See Significant Accounting Policies in Note 2 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10K.
      We thus believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some periods may not meet the expectations of stock market analysts and investors, causing our stock price to decline.
We may not be able to fund our operations.
      Although we believe that we have sufficient funding in the near term, we may at some point need to obtain additional financing. Such financing could come from the proceeds of public or private debt or equity financings or corporate partnerships. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital through the sale of equity, or securities convertible into equity, each shareholder’s proportionate ownership in ArQule may be diluted.
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
      We believe that our cash, cash equivalents and short-term investment securities balances as of December 31, 2004, combined with the $28.5 million raised in a registered direct stock offering on January 28, 2005, will be sufficient to meet our operating and capital requirements for the next three years. We have based this estimate on assumptions and estimates that may prove to be wrong. Even if our estimates are correct, we may need or choose to obtain additional financing during that time.
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
      We may not be able to acquire any rights to technology or products derived from our collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.
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
      The development and commercialization of drug candidates in the United States, including those drug candidates we develop alone or in collaboration with our partners, are subject to regulation by U.S. regulatory authorities. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by the appropriate governmental agencies prior to commercialization. Regulatory authorities may suspend clinical trials at any time if they believe that the subjects participating in the trials are being exposed to unacceptable risks or if an agency finds deficiencies in the conduct of the trials or other problems with our product under development. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization. Changes in regulatory policy during the period of regulatory review may result in unforeseen delays or denial of approval. Similar regulations, delays, denials and other risks may be encountered in foreign countries.
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
      As we have only recently initiated clinical trials for our first product candidate, we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, certain of the products that are likely to result from our research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

RISKS RELATING TO PRODUCT MANUFACTURING
If our use of chemical and hazardous materials violates applicable laws or causes personal injury, we may be liable for damages.
      Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous if misused. Federal, state and local laws and regulations govern our use, storage, handling and disposal of these materials. These laws and regulations include the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire and building codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Department of Health and Human Services, and the laws of Massachusetts, where we conduct our operations. We may incur significant costs to comply with these laws and regulations in the future. Notwithstanding our extensive safety procedures for handling and disposing of such materials, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, our business could be disrupted and we could be liable for damages, and any such liability could exceed our resources, and have a negative impact on our financial condition and results of operations.
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
      We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any such manufacturing facilities.

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
      We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and the other on July 30, 2006. The Company subleases portions of these facilities pursuant to a sublease agreement. See LEGAL PROCEEDINGS below for a discussion of a dispute between ArQule and Cummings concerning an increase in rental rates on the lease that expires on July 30, 2006.
      In March 2002, we entered into an eight year lease with Pacific Shores Development LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. We took occupancy in September 2002. Each base lease payment, the first of which was due and paid in September 2002, is $75,823 per month, subject to annual escalation provisions. In the third quarter of 2004, we entered into a sublease for the California facility. See Note 11, “Restructuring Actions” in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.
      In December 2002, we announced a major restructuring of our operations which included closing our facilities in Redwood City, California as of December 31, 2002 and Cambridge, United Kingdom as of March 31, 2003. In October 2003, we completed an agreement with InPharmatica Ltd. to sell certain assets of our former operations in the United Kingdom and to assign our facility lease obligation.

Item 3.	Legal Proceedings
      On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. We do not believe that the outcome of this lawsuit will have a material adverse effect on the Company, its business, prospects, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to stockholders for a vote during the fourth quarter of 2004.
PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
      ArQule’s common stock is traded on the NASDAQ National Market under the symbol “ARQL”.
      The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for ArQule’s common stock:

	High	Low

2003
First Quarter	$3.13	$2.04
Second Quarter	5.23	2.42
Third Quarter	4.82	3.74
Fourth Quarter	5.55	4.45
2004
First Quarter	$6.60	$5.00
Second Quarter	7.79	5.14
Third Quarter	5.20	3.88
Fourth Quarter	5.79	3.95
2005
First Quarter (through March 7, 2005)	$6.60	$4.73
      As of March 1, 2005, there were approximately 181 holders of record and approximately 6,347 beneficial shareholders of our common stock.

Dividend Policy
      We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	To Be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	4,228,511	$8.10	2,283,069
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,228,511	$8.10	2,283,069

Item 6.	Selected Financial Data
      The following data, insofar as it relates to the years 2000, 2001, 2002, 2003 and 2004 have been derived from ArQule’s audited consolidated financial statements, including the consolidated balance sheet as of December 31, 2003 and 2004 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2004 and notes thereto appearing in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Financial Statements and the Notes thereto appearing in Items 7 and 8, respectively of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

	Year Ended December 31,

	2004	2003	2002	2001	2000

STATEMENT OF OPERATIONS DATA:
Compound development revenue	$49,443	$65,539	$62,812	$58,396	$50,296
Research and development revenue(a)	5,012	—	—	—	—

Total Revenue	54,455	65,539	62,812	58,396	50,296
Costs and expenses:
Cost of compound development revenue	31,617	36,060	35,231	29,441	21,343
Research and development	20,287	18,932	31,389	28,446	17,699
Marketing, general and administrative	8,982	9,560	12,876	12,353	8,293
Stock-based compensation	—	—	3,221	6,949	880
Amortization of core technologies(b)	—	—	3,373	3,091	—
Amortization of goodwill(b)(c)	—	—	—	4,013	—
Impairment of core technology(d)	—	—	17,137	—	—
Impairment of goodwill(d)	—	—	25,890	—	—

	Year Ended December 31,

	2004	2003	2002	2001	2000

Restructuring charges/ (credits)(e)(g)(i)	(424)	1,239	12,695	—	—
Acquired in-process research and development(b)(f)	—	30,359	—	18,000	—

Total costs and expenses	60,462	96,150	141,812	102,293	48,215

Income (loss) from operations	(6,007)	(30,611)	(79,000)	(43,897)	2,081
Interest income, net	1,086	610	1,125	2,870	1,774
Loss on investment(h)	—	(4,750)	—	—	—

Net income (loss)(j)	$(4,921)	$(34,751)	$(77,875)	$(41,027)	$3,855

Basic net income (loss) per share	$(0.17)	$(1.43)	$(3.67)	$(2.06)	$0.28

Weighted average common shares outstanding — basic	28,819	24,333	21,215	19,905	13,911

Diluted net income (loss) per share	$(0.17)	$(1.43)	$(3.67)	$(2.06)	$0.25

Weighted average common shares outstanding — diluted	28,819	24,333	21,215	19,905	15,208

	December 31,

	2004	2003	2002	2001	2000

BALANCE SHEET DATA:
Cash, cash equivalents and marketable Securities(k)	$71,365	$76,724	$85,626	$98,002	$110,019
Working capital	54,782	59,446	58,781	69,365	93,437
Total assets	120,218	128,424	145,079	208,475	149,476
Long-term debt	17	1,218	6,850	11,700	7,200
Total stockholders’ equity(k)	82,452	86,477	93,715	166,739	120,420

(a)	In April 2004, ArQule entered into an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. Roche provided immediate research funding of $15 million, and will provide financial support for ongoing research and development. The cost associated with satisfying the Roche contract is included in research and development expense.

(b)	In January 2001, ArQule acquired Camitro Corporation (“Camitro”) for $84.3 million in a stock purchase transaction. In conjunction with the transaction, we recorded intangible assets for core technology and goodwill of $23.6 million and $29.7 million, respectively, each of which was being amortized over their estimated useful lives of seven years. We also immediately charged to income the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no future alternative use.

(c)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly ceased recording periodic goodwill amortization charges in lieu of performance of annual assessments for impairment.

(d)	In the fourth quarter of 2002, we performed impairment assessments of the carrying value of the Company’s core technology and goodwill balances. These assessments indicated that the value of the assets were fully impaired and, accordingly, we took impairment charges for the full remaining carrying value.

(e)	In December 2002, ArQule announced a major restructuring of its operations whereby it eliminated 31% of its workforce and closed its former Camitro operations in Redwood City, California and Cambridge, United Kingdom.

(f)	In September 2003, ArQule acquired Cyclis Pharmaceuticals, Inc. for $25.9 million in a stock purchase transaction. In connection with the transaction, we immediately charged to income $30.4 million representing purchased in-process research and development that had not yet reached technological feasibility and had no future alternative use.

(g)	In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom and to assign its facility obligation. As a result ArQule reversed $0.3 million of restructuring accrual to reflect a change in its original estimate of the remaining lease obligation and assumed sublease income in the United Kingdom. In December 2003, the adequacy of the restructuring accrual and assumed sublease income relative to the lease commitment in Redwood City, California was reassessed and, based on deteriorating market conditions, an additional provision of $1.5 million was recorded, to increase our restructuring accrual.

(h)	In the fourth quarter of 2003, the carrying value of an investment in a privately-held proteomic company was written down by $4.8 million to reflect the estimated fair value of the investment.

(i)	In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research. The restructuring included the termination of 53 employees (18% of the workforce) and necessitated a restructuring charge of $1.1 million for termination benefits. In the third quarter of 2004, we subleased our abandoned California facility. Since the terms of the sublease were more favorable than we had previously estimated, we recorded a restructuring credit of $1.5 million to reduce our restructuring accrual.

(j)	Net loss for 2004 includes a $0.6 million fourth quarter adjustment for a loss on the sublease of our Medford facility. See Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

(k)	On January 28, 2005, we completed a stock offering in which we sold 5.79 million shares of common stock at an exercise price of $5.25 for net proceeds of $28.5 million after commissions and offering expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics.
      We have incurred a cumulative net loss of $189 million from inception through December 31, 2004. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. We expect research and development costs to increase in 2005 as we pursue development of our cancer programs. We do not expect to make additional investments in chemistry services during 2005 as we continue to reinvest our positive cash flow from chemistry services into research and development. Although we have generated positive cash flow from operations for the last six years, we have recorded a net loss for each of those years. We expect to record a loss for 2005. Based on our cash position at the end of 2004 we will be able to dedicate approximately $25 million per year over the next three years to our ACTsm research and development program. This estimate is based upon the assumption that we will continue to operate our chemistry services on a cash flow positive basis, and to invest in cancer related research and development.
      Our revenue is derived from chemistry services performed for customers and research and development funding from our alliance with Roche. Revenue, expenses and gross margin fluctuate from quarter to quarter based upon a number of factors, notably: the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials; and our chemistry services contractual deliverables and the timing of the recognition of revenue under our revenue recognition policy (see the discussion of this under “Critical Accounting Policies” below). While our focus will be on cancer related research and development, we will continue to pursue revenue opportunities from customers for our chemistry services.
      In February 2004, we amended our contract with Pfizer. Under the amended terms of the contract ArQule will continue to work with Pfizer’s scientists to match more closely its compound deliveries to those libraries which Pfizer believes represent the greatest developmental opportunities. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. If our amended relationship with Pfizer is successful, we could earn up to $291 million over the term of the contract (2001-2008).
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
      On January 28, 2005, we completed a stock offering in which we sold 5.79 million shares of common stock at $5.25 per share for net proceeds of approximately $28.5 million after commissions and offering expenses.
Liquidity and Capital Resources

				% Increase (Decrease)

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In millions)
Cash, cash equivalents and marketable securities	$71.4	$76.7	$85.6	(7)%	(10)%
Working capital	54.8	59.4	58.8	(8)%	1%
Cash flow from:
Operating activities	5.5	4.1	2.5
Investing activities	(11.1)	(1.0)	(1.6)
Financing activities	(6.0)	(1.4)	(3.7)
      Cash flow from operating activities. The uses of our cash flow from operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted of payments from our collaborators for services performed or upfront payments for future services. For 2004, the net source of funds of $5.5 million was primarily due to the upfront research funding from Roche of $15 million, an operating profit (excluding non-cash charges) of $2.7 million and $0.4 from reductions in accounts receivable based on the timing of customer payments, partially offset by $2.8 million related to payments of severance and facility related restructuring costs and the current year restructuring credit, $1.1 million of reductions on accounts payable and accruals resulting from the timing of vendor payments at year end, $0.4 million related to an increase in prepaid expense due to the timing of payments for service contracts and $8.1 million related to the recognition of deferred revenues.
      Cash and cash equivalents used in investing activities. The total use was $11.1 million in 2004, compared to $1.0 million in 2003. The 2004 use was comprised of capital expenditures of $4.4 million and net purchases of marketable securities of $6.7 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and the Company’s near term need for liquidity.
      Cash and cash equivalents used in financing activities. The total use was $6.0 million in 2004 compared to $1.4 million in 2003. The 2004 use was comprised of debt principal repayments of $6.9 million, primarily associated with the Company’s paydown of all term debt with Bank of America (former Fleet National Bank), partially offset by $1.0 million of proceeds from the exercise of stock options.
      We have been cash flow positive from operations for six consecutive years, although we do not expect to be cash flow positive from operations in 2005. We expect that our available cash and marketable securities, totaling approximately $100 million after the January 2005 stock offering, together with operating results and investment income, will be sufficient to finance our working capital and capital requirements for the next three years.
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
      Our contractual obligations were comprised of the following as of December 31, 2004 (in thousands):

		Payment Due by Period

		Within	Within	Within	After
Contractual Obligations	Total	1 Year	1-4 Years	4-7 Years	7 Years

Long-term debt obligations	$26	$26	$—	$—	$—
Capital lease obligations	136	118	18	—	—
Operating lease obligations	8,581	2,874	4,318	1,389	—
Purchase obligations	2,971	2,591	380	—	—

Total	$11,714	$5,609	$4,716	$1,389	$—

      Included in the total minimum payments for operating leases is approximately $5.7 million related to unoccupied real estate in California which was accrued as a liability, net of contractual sublease income, as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10K). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.
Critical Accounting Policies and Estimates
      A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following are critical accounting policies. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Compound Development Revenue Recognition
      Historically, ArQule has entered into various collaborative agreements with pharmaceutical and biotechnology companies under which ArQule produces and delivers compound arrays and provides research and development services. Revenue elements from collaborative agreements include non-refundable technology transfer fees, funding of compound development work, payments based upon delivery of specialized compounds meeting collaborators’ specific criteria and certain milestones and royalties on product sales. In each instance, the Company analyzes each distinct revenue element of the contract to determine the basis for revenue recognition. Revenue for each element is generally recognized over the period compounds are delivered and/or services are performed, provided there is a contractual obligation on behalf of the customer to pay ArQule and payment is reasonably assured. The nature of each distinct revenue element, the facts surrounding the services provided, and ArQule’s ongoing obligations to provide those services dictate how revenue is recognized for each revenue element. This accounting conforms to Generally Accepted Accounting Principles in the United States, in particular Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and is disclosed more fully in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
      In May 2003, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. EITF 00-21 became effective for new revenue arrangements entered into in fiscal periods beginning after June 15, 2003.
      In February 2004, the Company entered into an amended contract with Pfizer. The amendment modified the quantity and composition of compounds to be produced and delivered by ArQule, with a corresponding adjustment to the remaining contractual billings for undelivered elements under the contract. We concluded that the modification was substantial enough to require evaluation of the contract to determine if EITF 00-21 applied. We concluded that because the contract does contain multiple deliverables (license to technology, research services and compound deliveries) EITF 00-21 did apply. We determined that there was not sufficient evidence of fair value of the undelivered elements (compounds), and therefore the amended contract represented a single unit of accounting for revenue recognition purposes. As a result, in Q1 2004 ArQule began treating the amended Pfizer agreement as a single unit of accounting and recognizing revenue based on the delivery of compounds against the contractual compound delivery schedule.
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

      Compound development revenue was derived from the following contractual elements in 2002, 2003 and 2004 (in thousands):

	2004	2003	2002

Non-refundable technology transfer payments	$10	$6,467	$8,447
Funding of compound development	1,643	4,780	7,838
Payments based on delivery of specialized compounds	45,790	48,042	40,027
Milestone payments	2,000	6,250	6,500

Total compound development revenue	$49,443	$65,539	$62,812

      Before 2004, ArQule recognized revenue from Pfizer based on the individual contractual elements of the collaborative agreement. As noted above, in 2004 as a result of the amended Pfizer agreement and the adoption of EITF 00-21, the Company began to account for Pfizer revenue as a single unit of accounting. In 2004, Pfizer revenue in above table is fully included in “Payments based on delivery of specialized compounds.”

Research and Development Revenue Recognition
      Under the terms of the Roche agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined milestone payments, plus royalties based on net sales. ArQule considers the development portion of the arrangement to be a single unit of accounting under EITF 00-21 for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Consolidated Statement of Operations.

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
      We believe that this charge represents a reasonably reliable estimate of the future benefits attributed to purchased IPR&D. The value assigned IPR&D (before the step-up adjustment) was the projected value of three Cyclis preclinical drug development projects based on various mechanisms of actions associated with the ACTsm technology. The valuation was determined using the income approach. Potential revenue and drug development expenses were projected through 2020 based on information obtained from management and from published third-party industry statistics for similar drug development businesses. Specifically, we estimated that the development of our current cancer programs through clinical trials to commercial viability will take approximately nine years and cost in excess of $500 million. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success, using a discount rate of 30%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Since the acquisition, nothing has occurred that would lead us to believe that the original estimates of the cost to develop these compounds, or their revenue potential, is materially different from the estimates used at the time of the acquisition for purposes of purchase accounting.

Restructuring Charges/ Credits
      Accruals for abandoned facilities under lease requires significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligations. In the third quarter of 2004, we entered into a sublease for the Company’s abandoned facility in Redwood City, California. The term of the sublease extends through 2010, the remaining term of the Company’s primary lease. As a result of signing the sublease, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the subleasee’s ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the subleasee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $4.5 million.

Investments in Non-marketable Equity Securities
      At December 31, 2003, we performed an assessment of the fair value of our investment in a privately held proteomics company. This assessment included analysis of that company’s current financial condition, its prospects for generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an impairment had occurred and that the fair value of our investment was $0.25 million, resulting in a non-cash loss on investment of $4.75 million. The was no indication of further impairment in 2004. If this entity is unsuccessful in its efforts to secure additional financing it may cease operations, rendering our investment worthless and necessitating a further write down. If the value of this investment recovers, we will not write-up the investment until it is sold.
Results of Operations
      Years ended December 31, 2002, 2003 and 2004:

Revenue

				% Increase (Decrease)

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In millions)
Compound development revenue	$49.4	$65.5	$62.8	(25)%	4%
Research and development revenue	5.0	—	—	—	—

Total revenue	$54.5	$65.5	$62.8	(17)%	4%

      2004 as compared to 2003: Compound development revenue in 2004 decreased by $16.1 million, or 25%, from 2003. Revenue from our chemistry-based collaboration with Pfizer was $45.8 million, a decrease of $9.4 million, or 17%, from 2003. Although the number of compounds delivered to Pfizer in 2004 were approximately the same as in 2003, in the fourth quarter of 2003 ArQule received a contractual milestone payment on an accelerated basis which increased 2003 revenue. Beginning in 2004, as a result of the amended Pfizer agreement and the application of EITF 00-21, ArQule began recognizing revenue from Pfizer based solely on the number of compounds produced and shipped (i.e. all obligations were treated as a single unit of accounting) rather than based on individual contractual elements. See “Revenue Recognition” under “Critical Accounting Policies and Estimates” contained herein for more information. Compound development revenue was also lower in 2004 due to a reduction in revenue from Bayer of $6.8 million, Sankyo of $1.3 million, Pharmacia of $0.8 million and Johnson & Johnson of $0.4 million, all the result of contracts which ended at various times in 2003 and 2004. Partially offsetting the decrease was a) $2.0 million of milestone revenue from Wyeth related to the advancement by Wyeth of three compounds, the discovery of which were facilitated by a collaboration with ArQule and b) an increase in revenue from Novartis of $0.7 million related to a compound development contract entered into in the latter half of 2003 that was in effect for all of 2004. Research and development revenue is comprised of revenue from Roche in connection with the alliance agreement signed in April 2004.
      2003 as compared to 2002: Compound development revenue increased by $2.7 million, or 4%. Revenue from our chemistry collaboration with Pfizer increased by $8.5 million due to an increase in the number of compounds developed under the terms of the contract and our receipt of certain contractual milestone payments on an accelerated basis because we met delivery requirements in 2003 ahead of schedule. This increase was offset by reductions in revenue from Bayer of $2.1 million, Solvay of $1.1 million, and Pharmacia of $0.5 million as the Company completed its final contractual obligations with these companies in 2003, and from reductions in revenue from Searle of $1.0 million, Wyeth of $0.7 million and Glaxo-Smith-Kline of $0.6 million as a result of contract completions in 2002.

Cost of Revenue — Compound Development and Gross Margin Percentage

				% Increase (Decrease)

	2004	2003	2002	2003 to 2004		2002 to 2003

	(In millions)
Cost of revenue — compound development	$31.6	$36.1	$35.2	(12)%		2%
Gross margin % of revenue	36.1%	45.0%	43.9%	(8.9	)% pts	1.1	% pts
      2004 as compared to 2003: Cost of revenue — compound development decreased in absolute dollars primarily due to: reduced material and supply costs necessary to satisfy the Bayer, Sankyo, Pharmacia and Johnson and Johnson contracts which ended at various times in 2003 and 2004; lower depreciation charges resulting from reduced capital spending in new equipment and a lower depreciable basis in existing capital equipment; and a reduction in personnel dedicated to compound development as a result of the amended Pfizer collaborative agreement and the corporate restructuring in the first quarter of 2004 (see Restructuring Actions below). Compound development gross margin percentage was lower in 2004 due partially to a) a higher gross margin percentage in 2003 as a result of the recognition of deferred revenue from Bayer at the end of that contract in 2003 for which the associated costs were incurred in prior years and the recognition of a contracted milestone from Pfizer on an accelerated basis which increased 2003 revenue with no associated cost, and b) partially to a lower gross margin percentage in 2004 resulting from the lower overall level of revenue available to offset fixed overhead and facility-related expenses.
      2003 as compared to 2002: Cost of revenue — compound development increased due to increased cost of personnel, materials and facility related expenses, including depreciation, necessary to satisfy the increase in activity under the Pfizer contract during 2003, partially offset by a reduction in material costs associated with the completion of the Bayer contract during the third quarter of 2003. Gross margin as a percentage of revenue increased primarily as a result of the one-time increase in Pfizer revenue due to our receipt of certain contractual milestone payments on an accelerated basis because we met delivery requirements in 2003 ahead of schedule and to the recognition of previously deferred revenue from Bayer as a result of our completing our contractual obligations, the associated costs for which were incurred in earlier years.

Research and Development

				% Increase (Decrease)

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In millions)
Research and development	$20.3	$18.9	$31.4	7%	(40)%

Overview
      ArQule’s research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of capital resources used to develop our products. These costs include those incurred in conjunction with research and development revenue. We expect our research and development expense to increase as we continue to develop our portfolio of oncology programs.
      We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. In addition, we use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually named project; rather they are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis. While we cannot state the internal costs incurred for each of our oncology programs on a program-by-program basis, we estimate that payments made by us to third-parties for preclinical and clinical trials in 2004 and since inception of each program were as follows (in thousands):

Oncology Program	Current Status	2004	Program-to-Date

E2F modulation — ARQ501	Phase 1	$1,826	$2,012
E2F modulation — 550 series	Preclinical	83	83
Cancer Survival Protein modulation — 650 series	Preclinical	279	279
      We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future oncology programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous preclinical studies for safety, toxicology, and efficacy. We then may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product. It is not unusual for the preclinical and clinical development of these types of products to each take nine years or more, and for total development costs to exceed $500 million for each product.
      We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period

Phase 1	1-2 years
Phase 2	2-3 years
Phase 3	2-4 years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others, the following:

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that ultimately participate in the trials;

•	the duration of patient follow-up to ensure the absence of long-term adverse events; and

•	the efficacy and safety profile of the product.
      An element of our business strategy is to pursue the research and development of a broad pipeline of products. This is intended to allow us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and future financial success are not substantially dependent on any one product. To the extent we are unable to maintain a broad pipeline of products, our dependence on the success of one or a few products increases.
      Our strategy includes the option of entering in alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreement with Roche. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.
      As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our oncology programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our oncology programs in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.
      2004 as compared to 2003: The increase in research and development expense in 2004 primarily consists of an increase in personnel-related cost of $1.2 million related to the hiring of additional scientists and $1.1 million related to the cost of pre-clinical and clinical trials to advance further the E2F program. The cost increases were partially offset by $0.7 million of costs incurred in 2003 related to the recruitment of a key employee and severance paid certain senior managers which were not incurred in 2004. At December 31, 2004, we had 65 employees dedicated to our research and development program, up from 47 at December 31, 2003. We expect research and development expenses to continue to increase in 2005 as we expand our oncology discovery pipeline and begin preclinical and clinical trials as part of the development process.
      2003 as compared to 2002: The $12.5 million decrease in research and development primarily reflects the cost savings associated with our decision in December 2002 to cease further development of the Camitro predictive modeling technology, to close the related facilities in Redwood City, California (effective December 31, 2002) and Cambridge, United Kingdom (effective March 31, 2003), and to realign our workforce in order to expedite its transition to a drug discovery and development company. These cost savings were partially offset by the increased cost associated with the acquisition of Cyclis in September 2003, notably the addition of approximately 14 scientists, increased laboratory supply and facility expenses and the cost of preclinical and clinical studies to develop the ACTSM platform and ARQ 501.

Marketing, General and Administrative

				% Increase (Decrease)

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In millions)
Marketing, general and administrative	$9.0	$9.6	$12.9	(6)%	(26)%
      2004 as compared to 2003: Marketing, general and administrative expenses decreased slightly in 2004. In February 2004, we eliminated 16 administrative positions as part of our restructuring actions to reallocate resources to our oncology and drug discovery efforts causing a reduction in personnel and infrastructure expenses of $0.9 million. The cost saving associated with these personnel reductions were partially offset by increases in legal expenses of $0.4 million related to the negotiation of the alliance agreement with Roche in the first quarter of 2004 and increased costs associated with protecting our intellectual property.
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

Acquisition Related Charges

	2004	2003	2002

	(In millions)
Stock based compensation	$—	$—	$3.0
Amortization of core technology	—	—	3.4
Amortization of goodwill	—	—	—
Impairment of core technology	—	—	17.1
Impairment of goodwill	—	—	25.9
In-process research and development	—	30.4	—

Total acquisition related charges	$—	$30.4	$49.4

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
      2002. Acquisition related charges in 2002 all relate to the January 2001 acquisition of Camitro. Upon consummation of the acquisition in January 2001, we immediately charged to income $18.0 million representing the estimated fair value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this 10-K).
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

Restructuring Related Charges/Credits
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

      Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale. Other charges include a $0.5 million non-cash stock compensation charge, contractual obligations which provided no future value to the Company, and other miscellaneous costs associated with closing the California and United Kingdom operations. See Item 11 in the Notes to the Consolidated Financial Statements in Item 2 of this 10K. We believe that these actions resulted in savings of approximately $12 million per year in personnel and facility-related expenses.
      In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom. As a result, ArQule reversed $0.3 million of restructuring accrual to reflect a change in its original estimate of the remaining lease obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, ArQule was in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were terminated in January 2004. As a result, the adequacy of the accrual relative to the lease obligation and assumed sublease income for the California facility was reassessed, and based on continued deterioration in the local real estate market, an additional provision of $1.5 million was recorded in the fourth quarter of 2003.
      In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions; 7 in chemistry-based research and development positions; and 16 in administrative positions. The Company anticipates annualized saving of approximately $4.4 million associated with the terminations. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for termination benefits.
      In the third quarter of 2004, we entered into a sublease for the California facility. The term of the sublease extends through 2010, the remaining term of the Company’s primary lease obligation. As a result of signing the sublease, we reassessed the remaining restructuring accrual and, since the sublease was on terms more favorable than previously estimated, we recorded a $1.5 million restructuring credit in the third quarter of 2004.

      Activities against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) in 2003 and 2004 were as follows (in thousands):

	Balance as of	2003	2003	Balance as of
	December 21, 2002	Provisions	Payments	December 31, 2003

Termination benefits	$2,029	$—	$(2,019)	$10
Facilities-related	6,285	1,239	(1,364)	6,160
Other charges	436	—	(367)	69

Total restructuring accrual	$8,750	$1,239	$(3,750)	$6,239

		2004
	Balance as of	Provisions/	2004	Balance as of
	December 31, 2003	(Credits)	Payments	December 31, 2004

Termination benefits	$10	$1,072	$(1,082)	$—
Facility-related	6,160	(1,496)	(1,243)	3,421
Other charges	69	—	(69)	—

Total restructuring accrual	$6,239	$(424)	$(2,394)	$3,421

      As of December 31, 2004, all employee termination benefits have been paid. The facility- related accrual, which is primarily comprised of the difference between the Company’s lease obligation for its California facility and the amount of sublease payments it will receive under its sublease agreement, will be paid out through 2010.

Interest Income and Expense

				% (Decrease)

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In millions)
Interest income	$1.3	$1.1	$2.1	11%	(45)%
Interest expense	(0.2)	(0.5)	(1.0)	(65)%	(44)%

Interest income, net	$1.1	$0.6	$1.1	78%	(46)%

      Interest income is derived from our portfolio of cash and short-term investments. Interest income increased modestly in 2004 due to the $15 million upfront payment from Roche in April 2004, which increased the average portfolio balance for the year and to generally higher interest rates. Interest income decreased in 2003 from 2002 due to a lower average principal balances and lower interest rates. Interest expense decreased in each of the last three years due to lower average debt balances and generally lower interest rates.

Loss on Investment

	2004	2003	2002

	(In millions)
Loss on investment	$—	$4.8	$—
      The loss on investment in 2003 relates to an impairment charge taken to write down the Company’s investment in a privately-held proteomics Company to its estimated fair value. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting policies and significant estimates.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for ArQule in the first interim period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending September 30, 2005. If we had included the fair value of employee stock options in our financial statements for the years ended December 31, 2002, 2003 and 2004, our net loss would have been as disclosed in Note 2 to the Consolidated Financial Statement included in Item 8 of this Form 10K. The Company is currently studying various adoption alternatives, but expects the adoption of SFAS No. 123R to have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market — risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. Government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk.
      See Notes 2 and 12 to the Consolidated Financial Statements for a description of our use of derivatives and other financial instruments. The Company had no derivatives outstanding at December 31, 2004.

Item 8.	Consolidated Financial Statements and Supplementary Data
      Schedules are not included because they are not applicable or the information is included in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of ArQule, Inc.:
      We have completed an integrated audit of ArQule Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2005

ARQULE, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,131	$18,839
Marketable securities	64,234	57,885
Accounts receivable	319	741
Prepaid expenses and other current assets	2,893	2,455

Total current assets	74,577	79,920
Property and equipment, net	44,895	47,942
Other assets	746	562

	$120,218	$128,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$144	$5,980
Accounts payable and accrued expenses	7,683	9,720
Deferred revenue	11,968	4,774

Total current liabilities	19,795	20,474
Restructuring accrual — long-term portion	2,728	4,748
Deferred revenue	15,226	15,507
Long-term debt	17	1,218

Total liabilities	37,766	41,947

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,982,774 and 28,724,771 shares issued and outstanding at December 31, 2004 and 2003, respectively	290	287
Additional paid-in capital	271,805	270,663
Accumulated other comprehensive loss	(386)	(137)
Accumulated deficit	(189,257)	(184,336)

Total stockholders’ equity	82,452	86,477

	$120,218	$128,424

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue
Compound development revenue	$48,675	$65,077	$60,965
Compound development revenue — related parties	768	462	1,847
Research and development revenue	5,012	—	—

	54,455	65,539	62,812

Costs and expenses:
Cost of compound development revenue	31,233	35,829	34,306
Cost of compound development revenue-related parties	384	231	925
Research and development	20,287	18,932	31,389
Marketing, general and administrative	8,982	9,560	12,876
Stock-based compensation	—	—	3,221
Amortization of core technology	—	—	3,373
Impairment of core technology	—	—	17,137
Impairment of goodwill	—	—	25,890
Restructuring charges (credits)	(424)	1,239	12,695
Acquired in-process research and development	—	30,359	—

	60,462	96,150	141,812

Loss from operations	(6,007)	(30,611)	(79,000)
Investment income	1,271	1,146	2,078
Interest expense	(185)	(536)	(953)
Loss on investment	—	(4,750)	—

Net loss	$(4,921)	$(34,751)	$(77,875)

Basic and diluted net loss per share	$(0.17)	$(1.43)	$(3.67)

Weighted average common shares outstanding — basic and diluted	28,819	24,333	21,215

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

				Accumulated
	Common Stock		Additional	Other			Total
			Paid-In	Comprehensive	Deferred	Accumulated	Stockholders’	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Compensation	Deficit	Equity	Income(Loss)

	(In thousands, except share data)
Balance at December 31, 2001	21,116,419	$211	$242,776	$(29)	$(4,509)	$(71,710)	$166,739
Stock option exercises	130,739	2	534				536
Employee stock purchase plan	126,690	1	786				787
Forfeiture of deferred compensation			(883)		883		—
Compensation related to the grant of common stock options			72		(72)		—
Amortization of deferred compensation					3,221		3,221
Restructuring charge related to restricted stock					477		477
Change in unrealized loss on marketable securities and derivatives				(221)			(221)	$(221)
Cumulative translation adjustment				51			51	51
Net loss						(77,875)	(77,875)	(77,875)

Balance at December 31, 2002	21,373,848	214	243,285	(199)	—	(149,585)	93,715

2002 Comprehensive loss								$(78,045)

Stock option exercises	144,791	1	135				136
Employee stock purchase plan	116,984	1	384				385
Issuance of common stock in connection with Cyclis acquisition	4,571,327	46	18,884				18,930
Issuance of common stock to Pfizer	2,517,821	25	7,975				8,000
Change in unrealized loss on marketable securities and derivatives				94			94	$94
Cumulative translation adjustment				(32)			(32)	(32)
Net loss						(34,751)	(34,751)	(34,751)

Balance at December 31, 2003	28,724,771	287	270,663	(137)	—	(184,336)	86,477

2003 Comprehensive loss								$(34,689)

Stock option exercises	139,483	2	603				605
Employee stock purchase plan	118,520	1	409				410
Compensation related to the grant of common stock options			130				130
Change in unrealized loss on marketable securities				(335)			(335)	$(335)
Cumulative translation adjustment				86			86	86
Net loss						(4,921)	(4,921)	(4,921)

Balance at December 31, 2004	28,982,774	$290	$271,805	$(386)	$—	$(189,257)	$82,452

2004 Comprehensive loss								$(5,170)

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,921)	$(34,751)	$(77,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,480	9,347	9,987
Amortization of deferred compensation	—	—	3,221
Amortization of goodwill and purchased intangibles	—	—	3,373
Purchase of in-process research and development	—	30,359	—
Impairment of core technology	—	—	17,137
Impairment of goodwill	—	—	25,890
Non-cash stock compensation	130	—	3,799
Loss on investment	—	4,750	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	422	(611)	2,466
Prepaid expenses and other current assets	(438)	144	(480)
Other assets	(184)	—	134
Accounts payable and accrued expenses	(1,928)	(4,618)	4,280
Deferred revenue	6,913	(676)	5,936
Restructuring accrual — long-term portion	(2,020)	143	4,605

Net cash provided by operating activities	5,454	4,087	2,473

Cash flows from investing activities:
Purchases of marketable securities	(54,605)	(82,532)	(78,237)
Proceeds from sale or maturity of marketable securities	47,898	93,006	87,663
Acquisitions, net of cash acquired	—	(7,014)	—
Additions to property and equipment	(4,433)	(4,496)	(11,060)

Net cash used in investing activities	(11,140)	(1,036)	(1,634)

Cash flows from financing activities:
Principal payments of capital lease obligations	(151)	(35)	—
Borrowings of long term debt	—	—	2,500
Principal payments of long term debt	(6,886)	(9,872)	(7,500)
Proceeds from issuance of common stock, net	1,015	8,521	1,321

Net cash used in financing activities	(6,022)	(1,386)	(3,679)

Effect of foreign exchange rates on cash and cash equivalents	—	(9)	(87)

Net increase (decrease) in cash and cash equivalents	(11,708)	1,656	(2,927)
Cash and cash equivalents, beginning of period	18,839	17,183	20,110

Cash and cash equivalents, end of period	$7,131	$18,839	$17,183

Supplemental Disclosure of Cash Flow Information:
      During 2002, 2003 and 2004 the Company paid approximately $953, $536, and $185 respectively, for interest expense.
      Net assets and liabilities assumed in the Cyclis acquisitions — see Note 4.
The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Organization and Nature of Operations
      We are a biotechnology company engaged in the discovery and development of novel drugs for the treatment of cancer. We apply our proprietary ACTSM technology platform to develop small molecule compounds that we believe will selectively kill cancer cells by restoring and activating cellular checkpoints while sparing normal cells. Our oncology portfolio consists of our lead clinical candidate, ARQ 501 and several preclinical programs based on the ACTSM platform.
      We also provide chemistry services to collaborators and customers for their discovery programs, which has been a part of our business since our inception. In our chemistry technologies business, we apply our expertise in the design, production, and evaluation of chemical compounds that have the potential to become medicines. For example, we generate libraries, or large collections, of potential drug candidates, assess the drug likeness of candidates and select the most promising candidates, all using high throughput, automated chemistry. Our chemistry services-based collaboration agreements involve pharmaceutical companies, including Pfizer Inc, and Novartis Biomedical Research Institute.

2.	Summary of Significant Accounting Policies
      Significant accounting policies followed in the preparation of these financial statements are as follows:

Basis of Consolidation
      The consolidated financial statements include the accounts of ArQule, Inc. and its wholly-owned subsidiaries Camitro Corporation and Camitro U.K. Ltd. (subsequently renamed ArQule U.K. Ltd.), which were acquired on January 29, 2001 (collectively, “we”, “us”, “our” and the “Company”). All intercompany transactions and balances have been eliminated. In September 2002, the Camitro Corporation was merged into, and made part of, ArQule, Inc. We acquired Cyclis Pharmaceuticals, Inc. (“Cyclis”) on September 8, 2003, at which time Cyclis was merged into ArQule and ceased to be a separate entity. The results of Cyclis’ operations and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition.

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

Cash Equivalents and Marketable Securities
      We consider all highly liquid investments purchased within three months of maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds and U.S. government and other investment grade debt securities that have strong credit ratings. As a matter of policy, we determine on a quarterly basis the fair market value of our investment portfolio. Our securities are recorded on our balance sheet at fair market value. Unrealized gains and losses on securities are included in shareholders equity, net of related tax effects. If the fair market value of a marketable security declines below its cost basis, and, based upon our consideration of all available evidence, we conclude such decline is “other than temporary”, we mark the investment to market through a charge to current earnings. At December 31, 2003 and 2004, we have classified these investments as available-for-sale.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the preparation of these financial statements, we concluded that it was appropriate to classify our auction rate certificates as marketable securities. Our auction rate certificate investments are typically issued by state agencies and backed by student-loans, with long-term stated contractual maturities and variable interest rates which reset every 28 days. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as marketable securities in our Consolidated Balance Sheet as of December 31, 2003 and 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the three years ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The Company held $13,300 of auction rate certificates at December 31, 2003 which were previously recorded as cash equivalents.

Fair Value of Financial Instruments
      At December 31, 2003 and 2004, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of these instruments approximate their fair values.

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

Foreign Currency
      Our foreign subsidiary, ArQule U.K. Ltd., has designated the Great Britain Pound Sterling as its functional currency. Financial statements of this foreign subsidiary were translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Revenue and other expense elements were translated at rates that approximate the rates in effect on the transaction dates. Related cumulative translation adjustments were included as a component of equity in the consolidated balance sheet. As of December 31, 2004, all activity in ArQule U.K. Ltd. had ceased and all assets and liabilities have been transferred to the parent company. ArQule U.K. Ltd was dissolved effective February 1, 2005.

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

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles Assets
      Prior to December 2002, the Company’s intangible assets consisted primarily of the value of core technology and goodwill which was recorded in connection with the acquisition of Camitro Corporation. Both balances were amortized in 2001 using the straight-life method over their estimated useful lives of seven years. The core technology asset was subject to amortization in 2002.
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
      In addition to performing impairment assessments for goodwill, we also assess the recoverability of core technology intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of an intangible asset might not be recoverable based on one or more indications of impairment, we measure any impairment based on the projected future cash flow of the underlying asset.

Revenue Recognition — Compound Development Revenue
      Historically, ArQule has entered into various chemistry-based collaborative agreements with pharmaceutical and biotechnology companies under which ArQule produces and delivers compound arrays and other research and development services. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, payments based upon delivery of specialized compounds meeting the collaborators specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of person hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator’s specified criteria are recognized as revenue upon delivery of these compounds and collection is reasonably assured. Revenues from milestone payments related to chemistry-based collaboration arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.
      In May 2003, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. EITF 00-21 became effective for new revenue arrangements entered into in fiscal periods beginning after June 15, 2003.
      In February 2004, the Company entered into an amended contract with Pfizer. The amendment modified the quantity and composition of compounds to be produced and delivered by ArQule, with a corresponding adjustment to the remaining contractual billings for undelivered elements under the contract. We concluded that the modification was substantial enough to require evaluation of the contract to determine if EITF 00-21 applied. We concluded that because the contract does contain multiple deliverables (license to technology, research services and compound deliveries) EITF 00-21 did apply. We determined that there was not sufficient evidence of fair value of the undelivered elements (compounds), and therefore the amended contract represented a single unit of accounting for revenue recognition purposes. As a result, in Q1 2004 ArQule began treating the amended Pfizer agreement as a single unit of accounting and recognizing revenue based on the delivery of compounds against the contractual compound delivery schedule.
      Compound development revenue was derived from the following contractual elements in 2002, 2003 and 2004:

	2004	2003	2002

Non-refundable technology transfer payments	$10	$6,467	$8,447
Funding of compound development	1,643	4,780	7,838
Payments based on delivery of specialized compounds	45,790	48,042	40,027
Milestone payments	2,000	6,250	6,500

Total compound development revenue	$49,443	$65,539	$62,812

      Before 2004, ArQule recognized revenue from Pfizer based on the individual contractual elements of the collaborative agreement. As noted above, in 2004 as a result of the amended Pfizer agreement and the adoption of EITF 00-21, the Company began to account for Pfizer revenue as a single unit of accounting. In 2004, Pfizer revenue in above table is fully included in “Payments based on delivery of specialized compounds.”

Revenue Recognition — Research and Development Revenue
      On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15,000, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compound under the program, ArQule could receive up to $276,000 in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S.
      ArQule considers the development portion of the arrangement to be a single unit of accounting under the EITF 00-21 for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognizes as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Consolidated Statement of Operations as incurred.

Cost of Revenue — Compound Development
      Cost of revenue represents the actual costs incurred in connection with performance pursuant to our chemistry-based collaborative agreements and the costs incurred to develop and produce compounds under these agreements. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

Research and Development Costs
      Costs of internal research and development and research and development revenue, which are expensed as incurred, are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Development costs incurred in connection with chemically-based collaborations are included in cost of revenue. We incurred research and development expenses of $31,389, $49,291 and $20,287 in 2002, 2003 and 2004, respectively, including amounts assigned to acquired in-process technology of $30,359 in 2003. The value assigned to acquired in-process technology, which was charged to operations upon acquisition, was determined by identifying and valuing those acquired in-process research projects for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. See Note 4 for additional information.

Restructuring Charges/ Credits
      The Company accounts for restructuring charges/credits in accordance with Statement of Financial Accounting Standards No 146, Accounting for Costs Associated with Exit or Disposal Activities. Accruals are established for one-time employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination that meet the following criteria and has been communicated to employees: a) specifically identifies the number, location and job level of employees to be terminated, b) specifies the benefits terminated employees are to receive, c) assures that employees will be terminated within one year. Accruals are established for property and equipment and facility-related costs for facilities which have been abandoned and which have no future economic benefit to the Company at the time the Company ceases to occupy the facility.
      Accruals for property and equipment and facility related costs of abandoned facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate and the ability of a sublessee to fulfill its contractual sublease obligation. Estimates of the time required to sublease facilities and sublease rates the Company will receive are based on management’s analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities. If either the time it takes to sublease these facilities or the actual sublease rates achieved differ from the Company’s assumptions, we may be required to adjust our

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restructuring accrual and record a restructuring charge or credit. When abandoned facilities are subleased, the Company must estimate the ability of the sublessee to satisfy the contractual lease obligation based on its financial position and projected ability to generate future working capital. If the sublessee’s actual performance on the sublease is different from the Company estimates, we may be required to adjust our restructuring accrual and record a restructuring charge or credit.

Interest Rate Swap Agreement
      We utilized an interest rate swap agreements in order to reduce the impact of changes in interest rates on our term loans. Settlement accounting was used for these interest rate swaps, which expired on June 30, 2003 and June 30, 2004, respectively. Any differences paid or received on interest rate swap agreements were recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. There were no swap agreements outstanding at December 31, 2004.

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

Income Taxes
      Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Earnings (Loss) Per Share
      The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase of 3,690,317, 3,895,918 and 4,228,511 shares of common stock were not included in the 2002, 2003 and 2004 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) (as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure) requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004, we have three stock-based compensation plans, which are described more fully in Note 14. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for our employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003	2002

NET LOSS
Net loss as reported	$(4,921)	$(34,751)	$(77,875)
Add: Stock-based employee compensation expense included in reported net loss	130	—	3,221
Less: Stock-based employee compensation under the fair-value method of SFAS 123	(5,737)	(5,602)	(10,227)

Pro forma net loss	$(10,528)	$(40,353)	$(84,881)

Basic and diluted net loss per share
As reported	$(0.17)	$(1.43)	$(3.67)
Pro forma	$(0.37)	$(1.66)	$(4.00)
      For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 95% for 2002, 2003 and 2004; risk-free interest rates of 3.85% in 2002, 2.0% in 2003 and 3.70% in 2004; expected lives of 6 to 18 months for options granted under the Employee Stock Purchase Program; and expected lives of 5 years for 2002, 2003 and 2004 for all other options granted.

Comprehensive Income (Loss)
      Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (losses) were $(170), $62 and $(249) in 2002, 2003 and 2004 respectively, and is composed of unrealized gains and losses on marketable securities and interest rate swaps and foreign currency translation adjustments.

Reclassifications
      Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 presentation.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for ArQule in the first interim period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending September 30, 2005. If we had included the fair value of employee stock options in our financial statements for the years ended December 31, 2002, 2003 and 2004, our net loss would have been as disclosed under “Stock-Based Compensation” above. The Company is currently studying various adoption alternatives, but expects the adoption of SFAS No. 123R will have a material effect on our financial statements.

3.	Related Parties
      We have entered into a number of license, research and development agreements (the “Agreements”) with corporate collaborators. Three separate agreements were entered into with Solvay Duphar B.V. (“Solvay”), Wyeth Pharmaceuticals (“Wyeth”) and Novartis Institute for BioMedical Research, Inc, an affiliate of Novartis AG (“Novartis”). Revenue related to these agreements is included in compound development revenue-related parties during the period that certain members of our Board of Directors were employed at those companies. One current member of our Board of Directors is currently employed by Solvay. One current member of our Board of Directors was employed by Novartis until August 2004, and Wyeth had a representative on our Board of Directors who resigned in January 2002. There are no amounts due to or from related parties as of December 31, 2004.

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

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Camitro Corporation
      On January 29, 2001, we acquired Camitro Corporation (“Camitro”), a privately held predictive modeling company based in Menlo Park, California, in a transaction accounted for as a purchase business combination. Pursuant to the terms of the merger agreement, we issued approximately 3.4 million shares of our common stock and $1,733 in cash in exchange for all of Camitro’s outstanding shares and the assumption of all of Camitro’s outstanding stock options and warrants. The merger transaction was valued at $84,268 based on our share price on the measurement date for the merger. The results of operations of Camitro, the estimated fair value of the assets acquired and liabilities assumed are included in our financial statements from the date of acquisition.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date. Identifiable intangible assets were being amortized over their estimated useful life of seven years. The purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $29,699. This excess was classified as goodwill, which was being amortized on a straight-line basis over its estimated useful life of seven years through December 2001. Beginning in 2002, goodwill was no longer amortized, but instead tested annually for impairment.
      In December 2002, the Company decided to cease all further development of its predictive models and to close its facilities in California and the United Kingdom. As a result of that decision, the Company concluded that the intangible assets associated with the acquisition were impaired and the unamortized value of the remaining intangible assets were fully written-off at December 31, 2002. (See Note 8 — Intangible Assets for further information.)

5.	Collaborations and Alliances

Chemistry-Based Collaborations
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
      We renegotiated this contract again in early February 2004. Under the amended terms of the contract, ArQule will continue to work with Pfizer’s scientists to more closely match its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. This resulted in a decrease in the total potential contract value of $55,000 compared to the terms agreed to in 2001.
      If our amended relationship with Pfizer is successful, we could earn up to $291,000 over the term of the contract (2001–2008). As of December 31, 2004, we have received $233,825 from Pfizer since inception of this relationship in 1999. Pfizer has made equity investments in our company of $10,000 in 2001, at the onset of the expanded agreement, plus investments of $8,000 in 2003 based on the achievement of certain delivery milestones. Although Pfizer owns all rights in compounds produced pursuant to the collaboration, the activities we perform on behalf of Pfizer allow us to enhance and validate our high throughput compound production techniques as applied to lead generation. Pfizer may terminate the new agreement, beginning in December 2005, for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the date of termination.
      Novartis Institute for BioMedical Research, Inc. On September 3, 2003, we entered into a one year chemistry services collaboration with Novartis Institute for BioMedical Research, Inc. (“Novartis”), an affiliate of Novartis AG. As part of the collaboration we will apply our integrated chemistry technology platform to generate and optimize small molecule compounds for NIBRI’s anti-infective drug discovery program. In September 2004, this contact was extended six months. The total amended contract value of the agreement is $1,500, of which we have received the entire balance as of December 31, 2004. Novartis must also make additional payments if we achieve certain developmental milestones.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also, we successfully completed major collaborations with Bayer, Solvay, GlaxoSmithKline, Pharmacia, Wyeth Pharmaceuticals, Johnson & Johnson, and Sankyo. The collaboration agreements contain trailing obligations of our collaborators to, under specified circumstances, make milestone and royalty payments.
      Bayer. In October 1999, we entered into a three-year collaboration with Bayer AG to produce large collections of compounds designed exclusively for Bayer in accordance with its specifications. We refer to such collections as Custom Arraytm libraries. In December 2002, we extended the production period until ‘September 30, 2003. Bayer owns all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3,000 upfront payment and an additional $28,017 during the term of the agreement for delivery and success fees. As of December 31, 2004, we have completed our contractual obligations and have received a total of $31,017 under this agreement. Bayer will pay no milestones or royalties to us on compounds that they develop and market.
      Solvay. In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping Arraytm and Directed Arraytm Programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals, B.V., which became effective on January 1, 2001. The amended agreement extended the collaboration through December 31, 2003. Under the amended agreement, Solvay received our Compass Arraytm libraries and continued to access our Directed Arraytm Programs. As of December 31, 2004, we have received $20,700 under the original and amended agreements, both of which are complete. Solvay must also make additional payments if we achieve certain development milestones and pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments. In connection with the original collaboration in 1995, an affiliate of Solvay, Physica B.V., made a $7,000 equity investment in ArQule.
      GlaxoSmithKline. In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline received access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. GlaxoSmithKline elected to terminate the agreement in November 2002, before the end of the five-year term. As of December 31, 2004, we have received $1,469 under this collaboration. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.
      Pharmacia. We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array Programs and Compass Array and Mapping Array libraries. Pharmacia has made payments totaling $12,718 under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. In March 2002, we entered into a one-year technical access agreement with Pharmacia Corporation which granted Pharmacia non-exclusive access to our proprietary ADMET simulation technology. In March 2003, we extended the technical access agreement to June 30, 2003. As of December 31, 2004, we have satisfied our contractual obligations with Pharmacia.
      Sankyo. In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping Arraytm Program. The program involved a large collection of compounds provided on a non-exclusive basis to several pharmaceutical companies as a tool to discover new lead compounds. Sankyo also committed to a minimum number of Directed Arraytm Programs during the term of the agreement. In April 2001, we extended our agreement with Sankyo through June 2004 to include access to the Compass Arraytm libraries, which are a subset of the Mapping Arraystm, in addition to continuing to use our Directed Arraytm Program, which involves a target-focused library. The total value of the extended agreement is up to $14,892

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in committed payments of which, as of December 31, 2004, we have received the entire balance. To date, we have not received any milestone or royalty payments under this agreement.
      Wyeth Pharmaceuticals. In July 1997, we entered into a four and one half year agreement with Wyeth Pharmaceuticals (“Wyeth”). Under this agreement, Wyeth subscribed to our Mapping Array and Directed Array Programs. We discontinued our Mapping Array Program as of 2002, and as a consequence and in agreement with Wyeth, we did not renew our collaboration. Wyeth has continuing rights to screen the compounds from the Mapping and Directed Array Programs and continuing obligations to pay us development milestones and royalties from the sales of products resulting from compounds we shipped during the collaboration. Wyeth has filed two INDs based upon compounds from our Direct Array Program; one is currently in phase 1 clinical trials, while Wyeth has ceased development on the second. A third compound derived from our collaboration is progressing within Wyeth’s internal development track. Through December 31, 2004, Wyeth has made milestone payments to us in connection with these compounds in October 2002, February 2004 and December 2004. As of December 31, 2004, we have received $28,134 under this agreement.
      Johnson & Johnson. In December 1998, we entered into a three-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array Program. We discontinued our Mapping Array Program as of 2002, and, as a consequence and in agreement with R.W. Johnson, we did not renew our collaboration. As of December 31, 2004, we have received $8,985 under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments.

Research and Development Alliance
      On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15,000, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276,000 in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S.

6.	Cash Equivalents and Marketable Securities
      The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 2003 and 2004:

		December 31,

	Maturity	2004	2003

U.S. federal or state agency backed obligations	Within 22 months	$52,731	$17,340
Corporate bonds	Within 26 months	11,503	40,545

		$64,234	$57,885

      At December 31, 2003 and 2004, marketable securities are carried at fair market value and are classified as current as the funds are highly liquid and are available to meet working capital needs and to fund current

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. The gross unrealized losses on marketable securities at December 31, 2003 and 2004 were $28 and $386, respectively.
      The following table summarizes our investments with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than		12 Months
	12 Months		or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. federal or state agency backed obligations	$27,884	$315	$2,996	$7	$30,880	$322
Corporate bonds	5,599	46	5,541	18	11,140	64

Total temporarily impaired Securities	$33,483	$361	$8,537	$25	$42,020	$386

      The securities summarized above represent a total of 20 investments purchased by the Company in order to maximize its return on liquid assets in excess of its immediate needs. The temporary impairments relate to unfavorable market interest rate fluctuations which have decreased the fair value of the investments below the original investment cost. The Company believes these fluctuations are temporary and therefore has not realized an impairment loss on these investments at December 31, 2004.

7.	Property and Equipment
      Property and equipment consist of the following:

	Useful Life	December 31,
	Estimated
	(Years)	2004	2003

Land	—	$6,487	$6,487
Buildings	30	14,230	14,230
Machinery and equipment	5	31,111	28,938
Leasehold improvements	3-20	30,118	28,008
Furniture and fixtures	7	1,703	1,703
Computer equipment	3	13,170	12,928
Construction-in-progress	—	434	934

		97,253	93,228
Less — accumulated depreciation and amortization		52,358	45,286

		$44,895	$47,942

8.	Goodwill and Intangible Assets
      Prior to 2002, we recognized amortization expense related to goodwill and core technology acquired in connection with the acquisition of Camitro. In January 2002, we adopted SFAS 142, and as a result did not amortize goodwill in 2002 in lieu of performing an annual assessment for impairment. In 2002, we recognized amortization expenses of $3,373 related to core technology.
      In conjunction with the adoption of SFAS 142, goodwill was subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company determined it consisted of a single reporting unit. We completed the transitional goodwill

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment test as of January 1, 2002 by comparing the Company’s fair value to its net assets, including goodwill. If the carrying value of the Company’s net assets exceeds the Company’s fair value the goodwill is impaired. Fair value is based on quoted market prices adjusted to provide for a control premium. The fair value of the reporting unit on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed as of the January 1, 2002 transition date. ArQule performed its annual assessment for 2002 as of July 1, 2002. That analysis also indicated that the fair value of the reporting unit exceeded the Company’s net assets, including goodwill, and therefore we concluded that no impairment existed as of the annual assessment date.
      In addition to requiring transitional and annual assessments of goodwill impairment, SFAS 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances (“triggering event”) indicate that the carrying value may not be recoverable. In December 2002, we announced a restructuring of operations resulting from our decision to cease further development of our ADMET predictive models and to close our facilities in Redwood City, California and Cambridge, United Kingdom. The Company concluded the restructuring charge was a triggering event and that the carrying value of our goodwill asset may be impaired. Accordingly, we conducted an impairment review as required under SFAS 142 as of December 31, 2002 and concluded that an impairment had occurred as of that date. To determine the amount of the impairment charge we calculated our implied goodwill as the difference between fair value of the reporting unit and the fair value of our assets and liabilities. We determined that the fair value of the reporting unit was significantly less than the fair value of our assets and liabilities, which implied goodwill was zero, and therefore recorded a non-cash impairment charge of $25,890 to write-off the entire carrying value as of December 31, 2002. This charge is included in operating costs and expenses within the Consolidated Statement of Operation in 2002. We also performed an impairment assessment of the carrying value of the core technology in the fourth quarter of 2002 in light of our decision to cease development of the ADMET predictive modeling as a result of our inability to successfully commercialize these models and to generate any future cash flow. Based on this assessment, which included an analysis of management’s estimates that there were no future cash flows resulting from these models, we concluded that the carrying value of the core technology was not recoverable, and accordingly took an impairment charge of $17,137 representing the entire remaining carrying value of our core technology.
      The impairment analyses for the Company’s core technology intangible asset and goodwill asset involved considerable judgment and use of several estimates, including: control premiums and projected cash flows of our ADMET predictive models. We used a control premium of 40% in determining the Company’s fair value based on an analysis of control premiums involved in acquisitions of companies of similar size and in similar industries. The cash flow assumptions for our ADMET predictive models were based on management’s belief that there is no future potential cash flow associated with ArQule commercializing the ADMET models for third-party use or as the basis for a collaborative agreement. All of these estimates involve significant judgment by the Company’s management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different conclusions concerning the impairment of the core technology and goodwill assets.

9.	Other Assets
      Other assets include the following:

	December 31,

	2004	2003

Investment in unconsolidated affiliate	$250	$250
Security deposits	496	312

Total other assets	$746	$562

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2001, we purchased approximately 1.8 million preferred shares of a privately owned proteomics company for $5,000. This represented an approximately 8% ownership interest. We are accounting for this under the cost method as we do not exert significant influence in the company. This investment is included in other assets on the Consolidated Balance Sheet. We assess the fair value of this investment quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. At December 31, 2003, we performed such an assessment based on an analysis of the investment’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that a permanent impairment had occurred and that the fair value of our investment was $250, resulting in a non-cash loss on investment of $4,750. There were no indications of further impairment in 2004.

10.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses include the following:

	December 31,

	2004	2003

Accounts payable	$1,307	$3,757
Accrued payroll	1,972	2,304
Accrued professional fees	1,469	816
Accrued restructuring — current portion	693	1,491
Accrued loss on sublease	637	—
Other accrued expenses	1,605	1,352

	$7,683	$9,720

11.	Restructuring Actions
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

      Termination benefits relate to severance and benefit costs associated with the elimination of 128 managerial and staff positions worldwide, comprising approximately 31% of the workforce, in the following areas: 97 positions in research and development functions and 31 positions in administrative functions. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improve-

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale. Other charges include a $477 non-cash stock compensation charge related to ArQule’s contractual obligation to remove all restrictions related to restricted stock of certain employees who were involuntarily terminated, plus contractual obligations which provided no future value to the Company and other miscellaneous costs associated with closing the California and United Kingdom operations. We believe that these actions resulted in savings of approximately $12,000 per year in personnel and facility-related expenses.
      In October 2003, ArQule completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom. As a result, ArQule reversed $290 of restructuring accrual to reflect a change in its original estimate of the remaining lease obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, ArQule was in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were terminated in January 2004. As a result, the adequacy of the accrual relative to the lease obligation and assumed sublease income for the California facility was reassessed, and based on continued deterioration in the local real estate market, an additional provision of $1,529 was recorded in the fourth quarter of 2003.
      In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1,072 in the first quarter of 2004 for termination benefits.
      In the third quarter of 2004, we entered into a sublease for the California facility. The term of the sublease extends through 2010, the remaining term of the Company’s primary lease obligation. As a result of signing the sublease, we reassessed the remaining restructuring accrual and, since the sublease was on terms more favorable than previously estimated, we recorded a $1,496 restructuring credit in the third quarter of 2004.
      The original facility-related restructuring charge for abandoning the California and United Kingdom facilities took place in 2002 and was accounted for in accordance with Emerging Issues Task Force Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This guidance required liabilities for future obligations for abandoned real estate to be recorded based on the estimated, non-discounted future net cash flows. Consequently, the subsequent adjustments to the facility-related accrual in 2003 and 2004 were also recorded on the basis of non-discounted future net cash flows.
      Activities against the restructuring accrual (which is included in accrued liabilities in the Consolidated Balance Sheet) in 2003 and 2004 were as follows:

	Balance as of	2003	2003	Balance as of
	December 21, 2002	Provisions	Payments	December 31, 2003

Termination benefits	$2,029	$—	$(2,019)	$10
Facilities-related	6,285	1,239	(1,364)	6,160
Other charges	436	—	(367)	69

Total restructuring accrual	$8,750	$1,239	$(3,750)	$6,239

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2004
	Balance as of	Provisions/	2004	Balance as of
	December 31, 2003	(Credits)	Payments	December 31, 2004

Termination benefits	$10	$1,072	$(1,082)	$—
Facility-related	6,160	(1,496)	(1,243)	3,421
Other charges	69	—	(69)	—

Total restructuring accrual	$6,239	$(424)	$(2,394)	$3,421

      As of December 31, 2004, all employee termination benefits have been paid. The facility-related accrual, which is primarily comprised of the difference between the Company’s lease obligation for its California facility and the amount of sublease payments it will receive under its sublease agreement, will be paid out through 2010. The portions of the restructuring accrual which are expected to be paid out within one year and longer than one year are included in the Consolidated Balance Sheet under “Accounts payable and accrued expenses” and “Restructuring accrual — long-term portion”, respectively.
      Accruals for abandoned facilities under lease requires significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligation. As a result of signing the sublease for the California facility, we adjusted our accrual for abandon facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the subleasee’s ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the subleasee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $4,545.

12.	Debt
      Beginning in 1999, the Company entered into various term loan agreements with Fleet National Bank (now Bank of America) to finance equipment purchases, the acquisition of its facility and land in Woburn, Massachusetts and the build out of its leased facility in Redwood City, California. As of December 31, 2004, these amounts have been fully repaid.
      In connection with the Cyclis acquisition, ArQule assumed total long term debt of $2,572. Of this amount, $2,500 plus accrued interest was repaid at closing. The remaining obligation represents two promissory notes with a lender which are payable monthly, expire in August and November 2005, and bear interest at 9.77% and 10.45%.

13.	Stockholders’ Equity

Preferred Stock
      We are authorized to issue up to one million shares of preferred stock. As of December 31, 2004 and 2003 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

Common Stock
      Our amended Certificate of Incorporation authorizes the issuance of up to 50 million shares of $0.01 par value common stock.
      At December 31, 2004, we have 6,511,580 common shares reserved for future issuance under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan and the Directors Plan.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 28, 2005, we completed a registered direct stock offering whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of approximately $28,500 after commissions and offering expenses.

14.	Stock Option Plans
      During 2004, our Shareholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares available to 8,300,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2004, no stock appreciation rights have been issued. At December 31, 2004, there were 1,932,524 shares available for future grant under the Equity Incentive Plan.
      During 2004, our Shareholders approved an amendment to the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) to increase the number of shares available to 350,500. During 2003, our shareholders approved and amended The Director Plan to: i) increase the number of shares of our common stock automatically granted to a director upon his or her initial election to our board of directors from 7,500 shares to 10,000 shares and (ii) increase the number of shares of our common stock automatically granted to directors upon their continuation on our board immediately after each annual meeting from 3,500 shares to 5,000 shares. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2004, options to purchase 252,500 shares of common stock have been granted under this plan of which 247,500 shares are currently exercisable. As of December 31, 2004, 98,000 shares are available for future grant.
      During 2004, we issued 12,000 fully-vested options to certain members of our Scientific Advisory Board under the Equity Incentive Plan. There were no such grants in 2003. In 2002, we issued 10,000 such grants. Compensation expense in 2004 and 2002 was $54 and $72, respectively. During 2002, compensation expenses of $113 was recorded for employees who received non-qualified stock options at below fair market value on the date of grant. There is no remaining deferred compensation expense related to these grants at December 31, 2004. In connection with our restructuring actions in February 2004, the Company amended the terms of certain options awarded to employees whose positions were eliminated, resulting in a non-cash restructuring charge of $76.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the Plans for the years ended December 31, 2002, 2003 and 2004 was as follows:

	Number	Weighted Average
Stock Options	of Shares	Exercise Price

Outstanding as of December 31, 2001	3,397,277	$10.18
Granted	1,011,092	11.84
Exercised	(130,739)	4.10
Cancelled	(587,313)	12.13

Outstanding as of December 31, 2002	3,690,317	10.54
Granted	960,115	3.76
Exercised	(144,791)	0.91
Cancelled	(609,723)	10.44

Outstanding as of December 31, 2003	3,895,918	9.24
Granted	1,067,125	5.38
Exercised	(139,483)	4.34
Cancelled	(595,049)	11.55

Outstanding as of December 31, 2004	4,228,511	$8.10

Exercisable as of December 31, 2004	2,416,924	$9.52

Weighted average estimated value of options granted during the year ended December 31, 2004		$3.90

      The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted		Weighted
	Outstanding at	Remaining	Average	Exercisable as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

$ 0.00 - 2.80	25,375	1.6	$1.11	25,375	$1.11
2.80 - 5.60	2,569,056	6.9	4.64	1,129,220	4.51
5.60 - 8.40	296,688	5.2	6.61	212,313	6.66
8.40 - 11.20	352,387	5.5	9.97	280,099	9.99
11.20 - 14.00	415,519	6.2	13.40	238,494	13.39
14.00 - 16.80	46,475	3.6	15.26	43,162	15.26
16.80 - 19.60	308,886	4.2	17.91	286,886	17.92
19.60 - 22.40	110,000	4.4	20.01	110,000	20.01
22.40 - 25.20	18,125	5.8	23.13	18,125	23.13
25.20 - 28.00	86,000	3.7	28.00	73,250	28.00

	4,228,511	6.2	$8.10	2,416,924	$9.52

      In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. As of December 31, 2004, 767,455 shares have been purchased pursuant to the Purchase Plan. In May 2003, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock which may be issued from 720,000 shares to 1,020,000 shares. As of December 31, 2004, there were 252,545 shares available for future sale under the Employee Stock Purchase Plan.

15.	Income Taxes
      The current and deferred tax expenses for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	10	2
Foreign (U.K.)	—	—	5

	$—	$10	$7

	2004	2003	2002

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign (U.K.)	—	—	—

Valuation allowance	—	—	—

	$—	$—	$—

      Tax expense is included in marketing, general and administrative expense.
      The following is a reconciliation between the U.S. federal statutory rate and the effective rate for the years ended December 31, 2002, 2003 and 2004:

	2004	2003	2002

Income tax benefit (expense) at statutory rate	$1,673	$11,815	$26,478
State tax benefit (expense), net of Federal tax benefit (expense)	257	273	3,198
Permanent items	(34)	(10,330)	(8,824)
Effect of change in valuation allowance	4,445	(2,865)	(22,725)
Stock-based compensation	(6,542)	—	—
Credits	470	757	1,060
Other	(269)	340	806

Tax expense	$—	$(10)	$(7)

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	December 31,

	2004	2003	2002

Deferred tax assets:
Pre-operating costs capitalized for tax purposes	$81	$133	$183
Net operating loss carryforwards	36,054	25,064	24,702
Tax credit carryforwards	10,076	10,537	9,939
Equity based compensation	22	6,542	6,499
Book depreciation in excess of tax	776	(250)	(724)
Reserves and accruals	1,862	4,371	4,536
Deferred revenue	1,138	8,005	6,507
Other	1,916	1,949	(17)

	51,925	56,351	51,625
Valuation allowance	(51,925)	(56,351)	(51,625)
Deferred tax liabilities:
Intangible asset	—	—	—

Net deferred tax assets	$—	$—	$—

      Of the $51,925 valuation allowance at December 31, 2004, $6,302 relating to deductions for nonqualified stock options will be credited to paid-in capital, if realized.
      As of December 31, 2004, we had federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $96,355 and $6,424, respectively, which can be used to offset future federal income tax liabilities and expire at various dates through 2024. As required by Statement of Accounting Standards No. 109, we evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research & development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $51,925 has been established at December 31, 2004.
      The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the event of an ownership change as defined in Internal revenue Code section 382 and 383. Generally, an ownership change occurs when the ownership percentage of 5% or greater shareholders increase by more than 50% over a three-year period. Accordingly, purchase of our stock in amounts greater than specified levels could inadvertently limit our ability to utilize our net operating loss and credit carryforwards for tax purposes.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Leases
      We lease facilities and machinery and equipment under non-cancelable operating leases and capital lease agreements, respectively. Assets under capital lease obligations and accumulated amortization, net of step-up adjustments associated with the Cyclis acquisition, amounted to $421 and $310, respectively, at December 31, 2004. At December 31, 2004, the minimum lease commitments for all leased facilities, net of sublease income, and equipment are as follows:

	Operating	Capital
Year Ending December 31,	Leases	Leases

2005	$2,074	$119
2006	1,441	17
2007	704	—
2008	626	—
2009	656	—
Thereafter	111	—

Total minimum lease payments	$5,612	136

Less: portion representing interest		(1)

Present value of remaining lease payments		135
Less: current portion		(118)

		$17

      Included in the total minimum payments for operating leases is approximately $3,368 related to abandoned real estate which was accrued as a liability, net of sublease income, as a part of the Company’s restructuring charges. (see Note 11).
      The current and long-term portions of capital leases are included in current portion of long-term debt and long term debt, respectively, in the Consolidated Balance Sheet.
      Rent expense under non-cancelable operating leases was approximately $2,503, $1,150 and $1,552 for the years ended December 31, 2002, 2003 and 2004, respectively. Sublease income, which is recorded as a reduction of rent expense, was approximately $315, $391 and $410 for the years ended December 31, 2002, 2003 and 2004 respectively.
      We lease approximately 56,000 square feet of laboratory and office space in Medford, Massachusetts. We lease these facilities from Cummings Properties, LLC (“Cummings”) under two lease agreements, one of which expires on July 30, 2005 and one of which expires on July 30, 2006. The Company subleases a portion of this facility pursuant to a sublease agreement.
      On August 1, 2001, Cummings significantly raised ArQule’s rent on the lease that expires July 30, 2006. We believe this increase to be in excess of that which is permissible under the lease agreement. Accordingly, on January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings arising, in part, out of Cummings’ attempts to increase the lease rates. Nevertheless, during the pendency of this dispute, we are paying the rental rates proposed by Cummings. The Company seeks recovery of the funds that it has already paid, and is paying, under protest. Quarterly, or more frequently as events dictate, management reassesses the likelihood of a recovery from Cummings versus our potential exposure. As a result of developments that occurred in March 2005 in the pre-trial phase of our litigation, we have recorded an expense of $637 in the

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fourth quarter of 2004 to record the difference between our contractual rental obligations and contractual sublease rental income for the portion of our Medford facility which we sublease over the remaining lease term. If the contingency is resolved in our favor, and we are entitled to a refund of amounts previously paid, we will record a gain in a future period.

17.	Concentration of Credit Risk
      Revenue from two of our customers accounted for 74% and 14% of total revenue during 2002. Revenue from two of our customers accounted for 84% and 10% of our total revenue during 2003. Revenue from one customer represented 84% of total revenue during 2004. One customer accounted for 95% of our accounts receivable balance at December 31, 2003. One customer accounted for 78% of our accounts receivable balance at December 31, 2004. We do not require collateral on accounts receivable balances.

18.	Selected Quarterly Financial Data (Unaudited)

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter

2004
Net revenues	$11,761		$14,012	$14,594		$14,088
Income (loss) from operations	(5,420)		(380)	1,152		(1,359)
Net income (loss)	(5,251	)(a)	(134)	1,472	(b)	(1,008)
Net income (loss) per share, (basic and diluted)	$(0.18)		$(0.00)	$0.05		$(0.03)
2003
Net revenues	$15,653		$15,482	$15,961		$18,443
Income (loss) from operations	(894)		889	(30,061)		(545)
Net income (loss)	(750)		1,038	(29,909	)(c)	(5,130	)(d)
Net income (loss) per share, (basic and diluted)	$(0.03)		$0.04	$(1.22)		$(0.18)

(a)	The first quarter of 2004 includes a restructuring charge of $1,072 for termination benefits associated with shifting resources from our Chemical Technologies business to our internal cancer therapy research.

(b)	The third quarter of 2004 includes a restructuring credit of $1,496 associated with sub-leasing the Company’s California facility on terms more favorable than originally estimated.

(c)	The third quarter of 2003 includes a charge of $30,359 for IPR&D purchased from Cyclis and a $290 restructuring credit associated with sub-leasing the Company’s United Kingdom facility on terms more favorable than originally estimated.

(d)	The fourth quarter of 2003 includes a restructuring charge of $1,529 relative to a reassessment of the Company’s lease commitment for its abandoned California facility in light of deteriorating market conditions, and an impairment charge of $4,750 related to an investment in an unconsolidated affiliate.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
      None.
PART III
      Certain information relating to our directors and executive officers is contained under the caption “Executive Officers of the Registrant” in Part I, Item 1A of this Annual Report on Form 10-K. The remainder of the information required by Items 10, 11, 12, 13, and 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Election of Directors” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled for May 19, 2005.
PART IV

Item 15.	Exhibits and Financial Statements Schedules
      (a) 1. Financial Statements
      The financial statements are listed under Item 8 of this report.
          2. Financial Statement Schedules
      The financial statement schedules listed under Item 8 of this report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.

          3. Exhibits

Exhibit
No.		Description

2.1		Agreement and Plan of Reorganization by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
2.2		Agreement and Plan of Merger by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
3.1		Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
3	.1.1	Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2		Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10	.1*	Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10	.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058) and incorporated herein by reference.
10	.3*	Amended and Restated 1996 Director Stock Option Plan. Filed As Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.
10.4		Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5		Lease Agreement, dated July 27, 1995, between the Company and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6		Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10.7		Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
10	.8+	Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.
10	.9+	Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.

Exhibit
No.		Description

10	.10+	Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.11		Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.12+	Amendment No. 1 to the Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. dated as of August 14, 2000. Initially filed on October 17, 2000 as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.
10	.13+	Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.14		Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10	.15*	Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10	.16*	Employment Agreement between the Company and Stephen A Hill, dated January 1, 2004. Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.17*	Employment Agreement between the Company and Louise A. Mawhinney, dated December 18, 2003. Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.18+	Amendment to the Collaboration Agreement between Pfizer Inc. and the Company dated February 12, 2004. Filed as Exhibit 10.48+ to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.19+	Strategic Alliance Agreement by and between F. Hoffman — La Roche Ltd., Hoffman — La Roche Inc. and ArQule, Inc. dated April 1, 2004. Filed as Exhibit 10.49+ to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31,2004 filed with the Commission on May 7, 2004 (File No. 000-21429) and incorporated herein by reference.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Certificate of Chief Executive Officer
31.2		Certificate of Chief Financial Officer
32		Certificate of Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woburn, Commonwealth of Massachusetts, on March 16, 2005.

ARQULE, INC.

By:	/s/ STEPHEN A. HILL

Stephen A. Hill
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen A. Hill Stephen A. Hill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Louise A. Mawhinney Louise A. Mawhinney	Vice President, Chief Financial Officer and Treasurer (Principal and Principal Accounting Officer)	March 16, 2005

/s/ Patrick J. Zenner Patrick J. Zenner	Director — Chairman	March 16, 2005

/s/ Laura Avakian Laura Avakian	Director	March 16, 2005

/s/ Timothy C. Barabe Timothy C. Barabe	Director	March 16, 2005

/s/ Werner Cautreels Werner Cautreels	Director	March 16, 2005

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	March 16, 2005

/s/ William G. Messenger William G. Messenger	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Reorganization by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
2.2		Agreement and Plan of Merger by and between ArQule, Inc. and Cyclis Pharmaceuticals, Inc. dated as of July 16, 2003. Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
3.1		Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
3	.1.1	Certificate of amendment to Amended and Restated Certificate of Incorporation filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (File No. 000-21429) and incorporated herein by reference.
3.2		Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21429) and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10	.1*	Amended and Restated 1994 Equity Incentive Plan, as amended through May 17, 2001. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 amended June 30, 1998 (File No. 333-68058) and incorporated herein by reference.
10	.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 21, 2001 (File No. 333-68058) and incorporated herein by reference.
10	.3*	Amended and Restated 1996 Director Stock Option Plan. Filed As Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 17, 1998 (File No. 000-21429) and incorporated herein by reference.
10.4		Form of Indemnification Agreement between the Company and its directors. Such agreements are materially different only as to the signing directors and the dates of execution. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.5		Lease Agreement, dated July 27, 1995, between the Company and Cummings Properties Management, Inc. as amended. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.6		Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10.7		Lease Agreement, dated December 20, 1996 between the Company and Cummings Property Management, Inc. Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-22945) and incorporated herein by reference.
10	.8+	Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.
10	.9+	Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.

Exhibit
No.		Description

10	.10+	Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.
10.11		Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.12+	Amendment No. 1 to the Compound Supply and License Agreement between the Company and R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. dated as of August 14, 2000. Initially filed on October 17, 2000 as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.
10	.13+	Collaboration Agreement between Pfizer Inc and the Company, dated as of December 19, 2001. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the commission on March 27, 2002 (File No. 000-21429) and incorporated herein by reference.
10.14		Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporate herein by reference.
10	.15*	Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.
10	.16*	Employment Agreement between the Company and Stephen A Hill, dated January 1, 2004. Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.17*	Employment Agreement between the Company and Louise A. Mawhinney, dated December 18, 2003. Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.18+	Amendment to the Collaboration Agreement between Pfizer Inc. and the Company dated February 12, 2004. Filed as Exhibit 10.48+ to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10	.19+	Strategic Alliance Agreement by and between F. Hoffman — La Roche Ltd., Hoffman — La Roche Inc. and ArQule, Inc. dated April 1, 2004. Filed as Exhibit 10.49+ to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31,2004 filed with the Commission on May 7, 2004 (File No. 000-21429) and incorporated herein by reference.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Certificate of Chief Executive Officer
31.2		Certificate of Chief Financial Officer
32		Certificate of Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.