Form 10-Q
period 2005-03-31
ARQULE INC
filed 2005-04-29
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

YES ☑	NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

Number of shares outstanding of the registrant’s Common Stock as of April 29, 2005:

Common Stock, par value $.01	34,813,648 shares outstanding

ArQule, Inc.

Quarter Ended March 31, 2005

ArQule, Inc.

Condensed Consolidated Balance Sheet (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$7,131
Marketable securities	83,497	64,234
Accounts receivable	10,536	319
Prepaid expenses and other current assets	3,542	2,893

Total current assets	99,575	74,577

Property and equipment, net	44,209	44,895
Other assets	748	746

	$144,532	$120,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,853	$7,683
Current portion of long-term debt	118	144
Current portion of deferred revenue	11,673	11,968

Total current liabilities	17,644	19,795

Restructuring accrual, long-term portion	2,545	2,728
Long-term debt, net of current portion	—	17
Deferred revenue, net of current portion	15,077	15,226

Total liabilities	35,266	37,766

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 34,783,477 and 28,982,774 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	348	290
Additional paid-in capital	300,206	271,805
Accumulated other comprehensive loss	(588)	(386)
Accumulated deficit	(190,700)	(189,257)

Total stockholders’ equity	109,266	82,452

	$144,532	$120,218

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Compound development revenue	$12,290	$11,493
Compound development revenue — related party	—	268
Research and development revenue	1,653	—

Total revenue	13,943	11,761

Costs and expenses:
Cost of compound development revenue	7,352	8,404
Cost of compound development revenue – related party	—	134
Research and development	5,853	4,968
Marketing, general and administrative	2,684	2,603
Restructuring charge	—	1,072

Total costs and expenses	15,889	17,181

Loss from operations	(1,946)	(5,420)

Net investment income	504	169

Net loss	$(1,442)	$(5,251)

Basic and diluted net loss per share	$(0.04)	$(0.18)

Weighted average common shares outstanding – basic and diluted	33,040	28,729

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,442)	$(5,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,823	1,839
Non-cash stock compensation	56	—
Non-cash restructuring charge	—	76
Changes in operating assets and liabilities:
Accounts receivable	(10,217)	(9,625)
Prepaid expenses and other current assets	(649)	(346)
Other assets	(2)	135
Accounts payable and accrued expenses	(1,830)	(3,712)
Deferred revenue	(444)	73
Restructuring accrual, long-term portion	(183)	(348)

Net cash used in operating activities	(12,888)	(17,159)

Cash flows from investing activities:
Purchases of marketable securities	(36,248)	(7,249)
Proceeds from sale or maturity of marketable securities	16,784	12,034
Additions to property and equipment	(1,138)	(103)

Net cash provided by (used in) investing activities	(20,602)	4,682

Cash flows from financing activities:
Principal payments of long-term debt	(43)	(1,738)
Proceeds from issuance of common stock, net	28,402	29

Net cash provided by (used in) financing activities	28,359	(1,709)

Effect of foreign exchange rates on cash and cash equivalents	—	12

Net decrease in cash and cash equivalents	(5,131)	(14,174)

Cash and cash equivalents, beginning of period	7,131	18,839

Cash and cash equivalents, end of period	$2,000	$4,665

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Basis of Presentation

     We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2005, and the results of our operations and cash flows for the three months ended March 31, 2005 and March 31, 2004. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3. Marketable Securities

     We classify our auction rate certificates as marketable securities. Our auction rate certificate investments are typically issued by state agencies and backed by student loans, with long-term stated contractual maturities and variable interest rates which reset every 28 days. In prior years, such investments had been classified as cash and cash equivalents. Accordingly, for comparative purposes, we have revised the classification to report these securities as marketable securities in all prior periods. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company held auction rate certificates of $11.3 million at March 31, 2004 which were previously recorded as cash equivalents.

4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes unrealized gains and losses on our available-for-sale securities and interest rate swaps and foreign currency translation amounts. Total comprehensive loss for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

	2005	2004
Net loss	$(1,442)	$(5,251)
Unrealized gain (loss) on marketable securities and interest rate swaps	(202)	42
Foreign currency translation adjustments	—	15

Comprehensive loss	$(1,644)	$(5,194)

5. Restructuring Actions

     In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research and development. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for termination benefits. All termination benefits were paid in 2004.

     In 2002, the Company recorded a restructuring charge associated with abandoning its facility in Redwood City, California. The remaining facility-related restructuring accrual is primarily comprised of the difference between the Company’s lease obligation for this facility, which will be paid out through 2010, and the amount of sublease payments it will receive under its sublease agreement. Current year activity against the facility-related restructuring accrual was as follows (in thousands):

	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facility-related accrual	$3,421	$(294)	$3,127

     The portions of the restructuring accrual which are expected to be paid out within one year and longer than one year are included in the Condensed Consolidated Balance Sheet under “Accounts payable and accrued expenses” and “Restructuring accrual, long-term portion”, respectively.

6. Loss Per Share

     The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 4,664,968 and 4,447,996 shares of common stock were not included in the March 31, 2005 and March 31, 2004 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7. Stock-Based Compensation

     We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, as amended, our pro forma net loss and pro forma basic and diluted net loss per share would have been as follows for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss
Net loss as reported	$(1,442)	$(5,251)
Less: Total stock-based employee compensation under the fair value method of SFAS 123	(1,829)	(2,955)

Pro forma net loss	$(3,271)	$(8,206)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.18)
Pro forma	$(0.10)	$(0.29)

     For the purposes of pro forma disclosure, the estimated value of each employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 90% for 2005 and 95% for 2004; risk-free interest rates of 4.21% in 2005 and 1.5% in 2004; expected lives of 6 to 18 months for options granted under the Company’s Employee Stock Purchase Plan; and expected lives of five years for 2005 and 2004 for all other options granted.

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. If we had included the fair value of employee stock options in our financial statements for the three month periods ended March 31, 2005 and March 31, 2004, our net loss would have been as disclosed above. The provisions of this Statement, which were amended in April 2005, are effective for fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The Company is currently studying various adoption alternatives, but expects the adoption of SFAS No. 123R will have a material effect on our financial statements.

8. Stock Offering

     On January 28, 2005, we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of approximately $28.3 million after commission and offering expenses.

9. Pfizer Inc

     Since the inception of our relationship with Pfizer Inc in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer also received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement. We renegotiated this contract again in early February 2004. Under the amended terms of the contract, ArQule will continue to work with Pfizer’s scientists to match more closely its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level to be supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. As of March 31, 2005, we have received $234 million from Pfizer since the inception of this relationship in 1999. If our relationship with Pfizer is successful, we could receive up to an additional $136 million over the remaining term of the contract.

10. Hoffmann-La Roche

     On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations.

11. Subsequent Event

     On April 28, 2005, we entered into a Purchase and Sale Agreement with an affiliate of Alexandria Real Estate Equities, Inc., to sell our Woburn facility and simultaneously lease the facility from the purchaser. Under the terms of the Purchase and Sale Agreement, the purchaser will obtain two parcels of land and our headquarters building. At closing, the purchaser will pay approximately $40.1 million for the properties. We will lease our existing facility and the land on which it is situated for a period of ten years at an initial annual rate of approximately $2.9 million, subject to annual escalations. We will also have options to extend the lease for up to an additional ten years.

     Upon signing of the Purchase and Sale Agreement, the purchaser was obligated to make a $500,000 deposit in escrow. In the event the purchaser defaults in its obligation to complete the transaction, the deposit will be paid to us as liquidated damages which will constitute our exclusive remedy for such breach. The transaction is expected to be completed early in May 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics.

     We have incurred a cumulative net loss of $191 million from inception through March 31, 2005. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. We expect research and development costs to increase in 2005 as we pursue development of our cancer programs. Although we have generated positive cash flow from operations for the last six years, we have recorded a net loss for each of those years. We expect to record a loss for 2005. We expect to continue to operate our chemistry services on a cash flow positive basis, and to invest in cancer related research and development.

     Our revenue is derived from chemistry services performed for customers, and research and development funding from our alliance with Hoffmann-La Roche (“Roche”). Revenue, expenses and gross margin fluctuate from quarter-to-quarter based upon a number of factors, notably: the timing of the recognition of revenue under our revenue recognition policy; the efforts expended on our chemistry services contractual deliverables; and the timing and extent of our cancer related research and development activities.

     This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance. These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies or if other assumptions prove incorrect. As a result, actual results could differ materially from those currently anticipated. See also the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase/(Decrease)
	2005	2004	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$85.5	$71.4	$14.1	20%
Working capital	81.9	54.8	27.1	50%

			Increase/(Decrease)
	Q1 2005	Q1 2004	$	%
Cash flow from:
Operating activities	$(12.9)	$(17.2)	$4.3	nm
Investing activities	(20.6)	4.7	(25.3)	nm
Financing activities	28.4	(1.7)	30.1	nm

     nm = not meaningful

     Cash flow from operating activities. The uses of our cash flow from operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted of payments from our collaborators for services performed or upfront payments for future services. For the three months ended March 31, 2005, the total use of cash of $12.9 million was comprised of an operating profit (excluding non-cash charges) of $0.4 million, offset by an increase in accounts receivable of $10.2 million related to amounts due from Pfizer, an increase in prepaid expenses of $0.6 million related to payments for annual service agreements, a decrease in accounts payables and accruals of $1.7 million resulting from the pay-down in the first quarter of 2005 of annual bonuses and other accruals at December 31, 2004, facilities-related restructuring costs of $0.3 million, and a reduction in deferred revenues of $0.4 million. At December 31, 2004, Pfizer had prepaid for a portion of their contractual obligations due in the first quarter of 2005; similar contractual payment obligations from Pfizer due in the second quarter of 2005 were received in April 2005. Although cash flow from operations was impacted by the increase in unpaid accounts receivable in the first quarter of 2005, we do not anticipate outstanding accounts receivable will significantly increase in subsequent periods.

     Cash flow from investing activities. For the three months ended March 31, 2005, the total use of $20.6 million was comprised of net purchases of marketable securities of $19.5 million and acquisitions of fixed assets of $1.1 million. The composition and mix of cash, cash equities and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the timing of specific investments and the Company’s near term need for liquidity.

     Cash flow from financing activities. For the three months ended March 31, 2005, the total source of $28.4 million was comprised primarily of the proceeds from our January 28, 2005 stock offering, whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of $28.3 million after commissions and offering expenses.

     As more fully disclosed in Note 11 to our condensed consolidated financial statements and in Item 5 below, on April 28, 2005 we entered into agreements with an affiliate of Alexandria Real Estate Equities, Inc., to sell our Woburn facility and simultaneously lease the facility from the purchaser. Pursuant to the terms of the agreement, we will receive approximately $40.1 million and will lease our existing facility for a period of ten years at an initial annual rate of approximately $2.9 million, subject to annual escalations. We will also have options to extend the lease for up to an additional ten years.

     We have been cash flow positive from operations for six consecutive years, although we do not expect to be cash flow positive from operations in 2005 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $85.5 million at March 31, 2005, together with operating revenues, investment income, and the approximately $40.1 million we expect to receive from the sale of our Woburn facility, will be sufficient to finance our working capital and capital requirements for the next three to four years.

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

     Our principal contractual obligations were comprised of the following as of March 31, 2005 (in thousands):

			Within
		Within	1-4	Within
	Total	1 year	years	4-7 years	After 7 years
Long-term debt obligations	$18	$18	$—	$—	$—
Capital lease obligation	100	100	—	—	—
Operating lease obligations	7,834	2,826	3,910	1,098	—
Purchase obligations	2,251	2,051	200	—	—

Total	$10,203	$4,995	$4,110	$1,098	$—

     Included in the total minimum payments for operating leases is approximately $5.5 million related to unoccupied real estate in California which was accrued as a liability, net of contractual sublease income, as a part of the Company’s restructuring actions (see Restructuring charges below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Revenue Recognition — Compound Development Revenue

     Historically, ArQule has entered into various chemistry-based collaborative agreements with pharmaceutical and biotechnology companies under which ArQule produces and delivers compound arrays and performs other research and development services. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, payments based upon delivery of specialized compounds meeting the collaborators specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of person hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator’s specified criteria are recognized as revenue when these compounds are delivered and payment by the collaborator is reasonably assured. Revenues from milestone payments related to chemistry-based collaboration arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. The Company applies Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine if a contract with multiple deliverables has more than one unit of accounting.

     Compound development revenue was derived from the following contractual elements for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Non-refundable technology transfer payments	$2	$2
Funding of compound development	172	581
Payments based on delivery of specialized compounds	12,116	10,428
Milestone payments	—	750

Total compound development revenue	$12,290	$11,761

Revenue Recognition — Research and Development Revenue

     On April 2, 2004, ArQule announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales. ArQule considers the development portion of the arrangement to be a single unit of accounting purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue on a straight-line basis over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations as incurred.

RESULTS OF OPERATIONS

Three months (Q1) ended March 31, 2005 and 2004:

Revenue

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Compound development revenue	$12.3	$11.8	$0.5	4%
Research and development revenue	1.7	—	1.7	—

Total revenue	$13.9	$11.8	$2.2	19%

     The increase in compound development revenue is primarily due to an increase in revenue from Pfizer, from $10.4 million in the first quarter of 2004 to $12.1 million in the first quarter of 2005, as a result of an increase in the number of compounds shipped under the collaboration. This increase was partially offset by reductions in revenue from Solvay of $0.3 million, whose contract ended in June 2004, and from Wyeth of $0.8 million, relating to a contractual milestone payment received in the first quarter of 2004. Research and development revenue is comprised of revenue from Roche in connection with the alliance agreement signed in April 2004.

Cost of revenue — compound development and gross margin percentage

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Cost of compound development revenue	$7.4	$8.5	$(1.2)	(14%)
Gross margin % of revenue	40.2%	27.4%	12.8%

     The decrease in cost of compound development revenue is primarily due to lower headcount, lower material and supply costs, improved manufacturing yields, and lower facility costs due to the consolidation of certain manufacturing facilities. Compound development gross margin percentage tends to vary from quarter to quarter. It is higher in the first quarter of 2005 than the first quarter of 2004 due to improved manufacturing yields and the timing of revenue recognition and materials purchased to satisfy the Pfizer contract.

Research and development

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Research and development	$5.9	$5.0	$0.9	18%

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

     We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. In addition, we use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually named project; rather they are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or to support our alliance agreement with Roche. While we cannot state the internal costs incurred for each of our oncology programs on a program-by-program basis, the expenses incurred by us to third parties for preclinical and clinical trials since inception of each program were as follows (in thousands):

Oncology program	Current status	2005-to-date	Program-to-date
E2F modulation — ARQ501	Phase 1	$492	$2,476
E2F modulation — 550 series	Preclinical	—	83
Cancer Survival Protein modulation - 650 series	Preclinical	756	1,035

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

     Our strategy includes the option of entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreement with Roche. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

     The increase in total research and development expense in the three months ended March 31, 2005 versus the same period last year reflects the hiring of additional scientists, increased laboratory expenses and the cost of preclinical and clinical studies to advance the Company’s oncology programs. At March 31, 2005, we had approximately 70 employees dedicated to our research and development programs, up from 67 at December 31, 2004 and 48 at March 31, 2004.

Marketing general and administrative

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Marketing, general and administrative	$2.7	$2.6	$0.1	3%

     Marketing, general and administrative expense was essentially flat period over period, as cost savings associated with headcount reductions and lower professional fees were more than offset by charges associated with severance paid to certain senior managers. Marketing, general and administrative headcount was 47 at March 31, 2005, compared to 51 at December 31, 2004 and 52 at March 31, 2004.

Restructuring charges

     In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research and development. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for termination benefits. All termination benefits were paid in 2004.

     In 2002, the Company recorded a restructuring charge associated with abandoning its facility in Redwood City, California. The remaining facility-related restructuring accrual is primarily comprised of the difference between the Company’s lease obligation for this facility, which will be paid out through 2010, and the amount of sublease payments it will receive under its sublease agreement. Current year activity against the facility-related restructuring accrual was as follows (in thousands):

	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facility-related accrual	$3,421	$(294)	$3,127

Net investment income

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Net investment income	$0.5	$0.2	$0.3	198%

     Net investment income increased due to a higher average balance of marketable securities as a result of the $28.3 million net proceeds from our stock offering in January 2005, and to lower interest expense as a result of paying down our outstanding loan balances.

Net loss

	Q1	Q1	Increase/(decrease)
	2005	2004	$	%
	(in millions)
Net loss	$1.4	$5.3	$(3.8)	(73%)

     The reduction in net loss is the result of the increased revenues, improved gross margin and increased net investment income, which more than offset the increase in research and development expense. Further, we recorded a $1.1 million restructuring charge in the first quarter of 2004 with no comparable charge in 2005.

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

     The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at March 31, 2005 due to the short-term maturities of these instruments.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2005 are effective in controlling and reporting the financial results of the Company’s operations. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings. None.

Item 2 – Changes in Securities and Use of Proceeds. None.

Item 3 – Defaults Upon Senior Securities. None.

Item 4 – Submission of Matters to a Vote of Security Holders. None.

Item 5 – Other Information.

     On April 28, 2005, we entered into a Purchase and Sale Agreement with an affiliate of Alexandria Real Estate Equities, Inc., to sell our Woburn facility and simultaneously lease the facility from the purchaser. Under the terms of the Purchase and Sale Agreement, the purchaser will obtain two parcels of land and our headquarters building. At closing, the purchaser will pay approximately $40.1 million for the properties. We will lease our existing facility and the land on which it is situated for a period of ten years at an initial annual rate of approximately $2.9 million, subject to annual escalations. We will also have options to extend the lease for up to an additional ten years.

     Upon signing of the Purchase and Sale Agreement, the purchaser was obligated to make a $500,000 deposit in escrow. In the event the purchaser defaults on its obligation to complete the transaction, the deposit will be paid to us as liquidated damages which will constitute our exclusive remedy for such breach. Although the transaction is expected to be completed early in May 2005, the transaction is subject to certain closing conditions and there can be no assurance that the transaction will be consummated.

Item 6 – Exhibits.

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

ArQule, Inc.

Date: April 29, 2005	/s/ Louise A. Mawhinney Louise A. Mawhinney Vice President, Chief Financial Officer, Treasurer and Secretary