Form 10-Q
period 2005-06-30
ARQULE INC
filed 2005-08-05
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the registrant’s Common Stock as of August 3, 2005:

Common Stock, par value $.01	35,170,177 shares outstanding

ARQULE, INC.
QUARTER ENDED JUNE 30, 2005

		Page

PART I — FINANCIAL INFORMATION
Item 1 —	Unaudited Consolidated Financial Statements
	Condensed Consolidated Balance Sheet (Unaudited) June 30, 2005 and December 31, 2004	2
	Condensed Consolidated Statement of Operations (Unaudited) Three months and six months ended June 30, 2005 and 2004	3
	Condensed Consolidated Statement of Cash Flows (Unaudited) Six months ended June 30, 2005 and 2004	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4 —	Controls and Procedures	18
PART II — OTHER INFORMATION		18
Signatures		20
EX-21 Amended and Restated Lease
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32 Section 906 CEO & CFO Certification

ARQULE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,580	$7,131
Marketable securities	124,604	64,234
Accounts receivable	3,994	319
Prepaid expenses and other current assets	3,402	2,893

Total current assets	137,580	74,577
Property and equipment, net	9,352	44,895
Other assets	1,492	746

	$148,424	$120,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,687	$7,683
Current portion of long-term debt	74	144
Current portion of deferred revenue	11,567	11,968
Current portion of deferred gain on sale leaseback	558	—

Total current liabilities	18,886	19,795
Restructuring accrual, net of current portion	2,378	2,728
Long-term debt, net of current portion	—	17
Deferred revenue, net of current portion	13,554	15,226
Deferred gain on sale leaseback, net of current portion	4,973	—

Total liabilities	39,791	37,766

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 35,106,617 and 28,982,774 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	351	290
Additional paid-in capital	301,881	271,805
Accumulated other comprehensive loss	(471)	(386)
Accumulated deficit	(193,128)	(189,257)

Total stockholders’ equity	108,633	82,452

	$148,424	$120,218

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands, except per share data)
Revenue:
Compound development revenue	$11,802	$12,110	$24,093	$23,603
Compound development revenue — related party	—	250	—	518
Research and development revenue	1,652	1,652	3,304	1,652

Total revenue	13,454	14,012	27,397	25,773

Costs and expenses:
Cost of compound development revenue	7,674	7,340	15,027	15,745
Cost of compound development revenue — related party	—	125	—	259
Research and development	6,217	4,712	12,070	9,679
Marketing, general and administrative	2,238	2,215	4,922	4,818
Restructuring charge	—	—	—	1,072

Total costs and expenses	16,129	14,392	32,019	31,573

Loss from operations	(2,675)	(380)	(4,622)	(5,800)
Net investment income	498	246	1,001	415
Loss on investment	(250)	—	(250)	—

Net loss	$(2,427)	$(134)	$(3,871)	$(5,385)

Basic and diluted net loss per share	$(0.07)	$(0.00)	$(0.11)	$(0.19)

Weighted average common shares outstanding — basic and diluted	34,953	28,808	34,003	28,769

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(3,871)	$(5,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,396	3,723
Amortization of premium/discount on marketable securities	181	224
Non-cash restructuring charge	—	76
Non-cash stock compensation	345	49
Loss on investment	250	—
Loss on disposal of fixed assets	228	—
Changes in operating assets and liabilities:
Accounts receivable	(3,675)	(3,391)
Prepaid expenses and other current assets	(510)	613
Other assets	(996)	135
Accounts payable and accrued expenses	(1,346)	(3,792)
Deferred revenue	(2,073)	11,609

Net cash provided by (used in) operating activities	(8,071)	3,861

Cash flows from investing activities:
Purchases of marketable securities	(98,136)	(27,348)
Proceeds from sale or maturity of marketable securities	37,503	16,888
Additions to property and equipment	(1,791)	(635)
Net proceeds from sale of facility	39,385	—

Net cash used in investing activities	(23,039)	(11,095)

Cash flows from financing activities:
Principal repayments of long-term debt	(232)	(3,476)
Proceeds from registered direct stock offering, net	28,349	—
Proceeds from exercise of common stock options	1,442	416

Net cash provided by (used in) financing activities	29,559	(3,060)

Effect of foreign exchange rates on cash and cash equivalents	—	14

Net decrease in cash and cash equivalents	(1,551)	(10,280)
Cash and cash equivalents, beginning of period	7,131	18,839

Cash and cash equivalents, end of period	$5,580	$8,559

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
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
      We are subject to risks common to companies in the biotechnology and pharmaceutical industries, including but not limited to, development by the Company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2.	Basis of Presentation
      We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2005, the results of our operations for the three and six months ended June 30, 2005 and June 30, 2004, and cash flows for the six months ended June 30, 2005 and June 30, 2004. The results of operations and cash flows for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.	Marketable Securities
      The following is a summary of the available-for-sale marketable securities we held at June 30, 2005 and December 31, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value

Corporate bonds
Due within 1 year	$5,538	$—	$(9)	$5,529
Due within 1 to 5 years	11,361	—	(76)	11,285

Total corporate bonds	16,899	—	(85)	16,814
US federal and state agency backed securities
Due within 1 to 5 years	108,176	—	(386)	107,790

Total marketable securities	$125,075	$—	$(471)	$124,604

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Corporate bonds
Due within 1 to 5 years	$11,567	$—	$(64)	$11,503
US federal and state agency backed securities
Due within 1 to 5 years	53,053	—	(322)	52,731

Total marketable securities	$64,620	$—	$(386)	$64,234

      Marketable securities are carried at fair market value at June 30, 2005 and December 31, 2004, and are classified as current as the funds are highly liquid and are available to meet working capital needs and to fund current operations. The gross unrealized losses on marketable securities at June 30, 2005 and December 31, 2004 relate to unfavorable market rate fluctuations which have decreased the fair value of the investments below the amortized cost. The Company believes these fluctuations are temporary and therefore has not realized an impairment loss on these investments at June 30, 2005.
      We classify auction rate certificates as marketable securities in 2005. Our auction rate certificate investments are typically issued by state agencies and backed by student loans, with long-term stated contractual maturities and variable interest rates which reset every 28 days. Through September 30, 2004, such investments were classified as cash and cash equivalents. Accordingly, for comparative purposes, we have revised the classification to report these securities as marketable securities in prior periods. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company held auction rate certificates of $18.3 million at June 30, 2004 which were previously recorded as cash equivalents. Auction rate security purchases of $7.0 million and sales of $2.0 million through June 30, 2004 were previously reflected as cash and cash equivalents in the Condensed Consolidated Statement of Cash Flows.

4.	Investment in Non-Marketable Securities
      In July 2001, we purchased approximately 1.8 million preferred shares of a privately-owned proteomics company for $5 million, representing an approximate 8% ownership interest. Based on events affecting the financial condition of the company during the second quarter of 2005, we determined that the value of the investment had declined to the degree of other than temporary impairment, and as such, we recorded a non-cash loss on investment of $250,000 to write off the remaining carrying value of this investment.

5.	Comprehensive Loss
      Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes unrealized gains and losses on our marketable securities and interest rate swaps and foreign currency translation amounts. Total comprehensive loss for the three and six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Net loss	$(2,427)	$(134)	$(3,871)	$(5,385)
Unrealized gain (loss) on marketable securities and interest rate swaps	117	(445)	(85)	(403)
Foreign currency translation adjustments	—	71	—	15

Comprehensive loss	$(2,310)	$(508)	$(3,956)	$(5,773)

6.	Restructuring Actions
      In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our internal cancer therapy research and development, consistent with our decision at that time to focus on oncology. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for termination benefits. All termination benefits were paid in 2004.
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

	Balance as of		Balance as of
	December 31,		June 30,
	2004	Payments	2005

Facility-related accrual	$3,421	$(462)	$2,959
      The portions of the restructuring accrual which are expected to be paid out within one year and longer than one year are included in the Condensed Consolidated Balance Sheet under “Accounts payable and accrued expenses” and “Restructuring accrual, net of current portion”, respectively.

7.	Loss Per Share
      The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities, including stock options. Options to purchase 4,305,120 and 4,502,515 shares of common stock were not included in the computations of diluted net loss per share for the three and six months end June 30, 2005 and June 30, 2004, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

8.	Stock-Based Compensation
      We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, as amended, our pro forma net loss and pro forma basic and diluted net loss per share would have been as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Net loss
Net loss as reported	$(2,427)	$(134)	$(3,871)	$(5,385)
Add: Stock-based employee compensation expense included in reported net loss	289	—	289	—
Less: Total stock-based employee compensation under the fair value method of SFAS 123	(1,078)	(1,154)	(2,907)	(4,141)

Pro forma net loss	$(3,216)	$(1,288)	$(6,489)	$(9,526)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.00)	$(0.11)	$(0.19)
Pro forma	$(0.09)	$(0.04)	$(0.19)	$(0.33)

      For the purposes of pro forma disclosure, the estimated value of each employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 85% for 2005 and 95% for 2004; risk-free interest rates of 3.71% in 2005 and 1.5% in 2004; expected lives of 6 to 18 months for options granted under the Company’s Employee Stock Purchase Plan; and expected lives of five years for 2005 and 2004 for all other options granted.
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R requires that the fair value of such stock-based compensation be recognized as an expense beginning on the date that a company grants the awards to an employee and as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. If we had included the fair value of employee stock options in our financial statements for the three and six month periods ended June 30, 2005 and June 30, 2004, our net loss would have been as disclosed above. The provisions of this Statement, which were amended in April 2005, are effective for fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The Company is currently studying various adoption alternatives, but expects the adoption of SFAS No. 123R will have a material effect on our financial statements.

9.	Stock Offering
      On January 28, 2005, we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of approximately $28.3 million after commission and offering expenses.

10.	Pfizer Inc
      Since the inception of our contractual agreement with Pfizer Inc (“Pfizer”) in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer also received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement. We renegotiated this contract again in early February 2004. Under the amended terms of the contract, ArQule will continue to work with Pfizer’s scientists to match more closely its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. As of June 30, 2005, we have received $251 million from Pfizer since the inception of this relationship in 1999. If our relationship with Pfizer is successful, we could receive up to an additional $119 million over the remaining term of the contract.

11.	Hoffmann-La Roche
      On April 2, 2004, we announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound, ARQ 501, currently in phase 1 clinical development. Under the terms of our contractual agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and is providing financial support for ongoing research and development. We are responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations.

12.	Sale Leaseback Transaction
      On May 2, 2005, we completed a transaction to sell our Woburn facility and simultaneously lease the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease for up to an additional ten years. In accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result, we reduced our net fixed assets by $33.7 million, representing the net book value of the assets sold on the date of the lease amendment, and realized a gain on the sale of $5.5 million, which has been deferred and will be amortized over the initial ten-year lease term as a reduction in rent expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics based on our proprietary Activated Checkpoint Therapysm (ACTsm) platform. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics.
      We have incurred a cumulative net loss of $193 million from inception through June 30, 2005. We have recorded a net loss for the last six years, and we expect to record a net loss for 2005. Our expenses prior to September 2003 related to our chemistry services operations and the cost of acquisitions. In September 2003, we acquired Cyclis Pharmaceuticals, Inc. (“Cyclis”), an early stage oncology company. As a result of our strategic corporate decision to focus on oncology drug discovery and development following this acquisition, we expect research and development costs to increase in 2005 and in future years as we pursue the clinical and pre-clinical development of products generated from our multiple cancer programs. We may retain proprietary rights for certain of these programs, which could require an increased investment. We expect to continue to operate our chemistry services on a cash flow positive basis based on the continuation of our contractual agreement with Pfizer Inc (“Pfizer”) and to continue investing in both partnered and proprietary cancer-related research and development.
      Our revenue is derived from chemistry services performed for customers, particularly Pfizer, and from research and development funding provided under our agreement with Hoffmann-La Roche (“Roche”). Revenue, expenses and gross margin fluctuate from quarter-to-quarter based upon a number of factors, notably: the timing of the recognition of revenue under our revenue recognition policy; the efforts expended on our chemistry services contractual deliverables; and the timing and extent of our cancer-related research and development activities.
Liquidity and Capital Resources

			Increase/(Decrease)
	June 30,	December 31,
	2005	2004	$	%

	(In millions)
Cash, cash equivalents and marketable securities	$130.2	$71.4	$58.8	82%
Working capital	118.7	54.8	63.9	117%

	Q2 YTD 2005	Q2 YTD 2004

Cash flow from:
Operating activities	$(8.1)	$3.9	$(11.9)	nm
Investing activities	(23.0)	(11.1)	(11.9)	nm
Financing activities	29.6	(3.1)	32.6	nm

nm = not meaningful
      Cash flow from operating activities. Cash used in operating activities has primarily consisted of salaries and wages, facility and facility-related costs, preclinical and clinical study costs, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted of payments from our collaborators for services performed or upfront payments for future services.
      For the six months ended June 30, 2005, the net use of cash of $8.1 million was primarily comprised of an increase in accounts receivable of $3.7 million related to amounts due from Pfizer, an increase in prepaid and other assets of $1.5 million, a decrease in accounts payable and accruals of $1.3 million, and a reduction in deferred revenues of $2.1 million, partially offset by an operating profit (excluding non-cash items) of $0.5 million.

      Cash flow from investing activities. For the six months ended June 30, 2005, the net use of $23.0 million was comprised of net purchases of marketable securities of $60.6 million and acquisitions of fixed assets of $1.8 million, offset by the proceeds from the sale of the Company’s Woburn headquarters facility, net of commissions and closing costs, of $39.4 million. The net purchases of marketable securities reflect the investment of the Company’s net proceeds from the issuance of common stock and the sale of its Woburn facility. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the timing of specific investments and the Company’s near term need for liquidity.
      Cash flow from financing activities. For the six months ended June 30, 2005, the total source of $29.7 million was comprised of the proceeds from our January 28, 2005 stock offering, whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of $28.3 million after commissions and offering expenses, and the proceeds from the issuance of common stock associated with the exercise of stock options of $1.4 million, partially offset by principal payments on long-term debt of $0.2 million.
      As more fully disclosed in Note 12 to our condensed consolidated financial statements, on May 2, 2005 we completed a transaction to sell and lease back our Woburn facility. The lease portion of the transaction was amended on June 30, 2005. Pursuant to the terms of the agreement, we received approximately $40.1 million, before commissions and closing costs, and will lease our existing facility for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease for up to an additional ten years.
      We do not expect to be cash flow positive from operations in 2005 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $130 million at June 30, 2005, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for approximately the next three years.
      Our cash requirements may vary materially from those now planned, depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to obtain additional customers for our chemistry services, or that such services will produce revenues adequate to fund our operating expenses. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. If we experience increased losses, we may have to seek additional financing from public and private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.
      Our principal contractual obligations were comprised of the following as of June 30, 2005 (in thousands):

			Within	Within
		Within	1-4	4-7	After 7
	Total	1 Year	Years	Years	Years

Long-term debt obligations	$9	$9	$—	$—	$—
Capital lease obligation	65	65	—	—	—
Operating lease obligations	40,754	6,822	13,417	11,145	9,370
Purchase obligations	3,968	3,368	390	210	—

Total	$44,796	$10,264	$13,807	$11,355	$9,370

      Included in the total minimum payments for operating leases is approximately $5.2 million related to unoccupied real estate in California which was accrued as a liability, net of contractual sublease income, as a part of the Company’s restructuring actions (see Restructuring charges below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Revenue recognition — compound development revenue
      Historically, we have entered into various chemistry-based collaborative agreements with pharmaceutical and biotechnology companies under which we produce and deliver compound arrays and perform other research and development services. Revenue from collaborative agreements includes non-refundable technology transfer fees, funding of compound development work, payments based upon delivery of specialized compounds meeting the collaborators’ specified criteria, and certain milestones and royalties on product sales. Non-refundable technology transfer fees are recognized as revenue when we have the contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. When we have performance obligations under the terms of a contract, non-refundable fees are recognized as revenue as we complete our obligations. Where our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Funding of compound development work is recognized over the term of the applicable contract using the proportional achievement of deliveries against a compound delivery schedule or the development labor expended against a total research and development labor plan as the measure of progress toward completion. Any significant changes in the assumptions underlying our estimates to complete a contract (e.g., changes in the number of person hours to develop compounds, or changes in throughput capacity of our machinery and equipment) could impact our revenue recognition. Payments based upon delivery of specialized compounds meeting the collaborator’s specified criteria are recognized as revenue when these compounds are delivered and payment by the collaborator is reasonably assured. Revenues from milestone payments related to chemistry-based collaboration arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. The Company applies Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to determine if a contract with multiple deliverables has more than one unit of accounting.
      Compound development revenue was derived from the following contractual elements for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004

Non-refundable technology transfer payments	$5	$5
Funding of compound development	235	1,143
Payments based on delivery of specialized compounds	23,853	22,223
Milestone payments	—	750

Total compound development revenue	$24,093	$24,121

Revenue recognition — research and development revenue
      On April 2, 2004, we announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and is providing financial support for ongoing research and development. We are responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may exercise its option to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. We consider the development portion of the arrangement to be a single unit of accounting for the purposes of revenue recognition, and we will recognize the initial and ongoing development payments as research and development revenue on a straight-line basis over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations as incurred.
Results of Operations
      Three months (Q2) and six months ended June 30, 2005 and 2004:

Revenue

			Increase/
			(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Compound development revenue	$11.8	$12.4	$(0.6)	(5)%
Research and development revenue	1.7	1.7	—	—

Total revenue	$13.5	$14.0	$(0.6)	(4)%

For the six months ended June 30:
Compound development revenue	$24.1	$24.1	$—	—
Research and development revenue	3.3	1.7	1.7	100%

Total revenue	$27.4	$25.8	$1.6	6%

      The decrease in compound development revenue in the second quarter of 2005 from the second quarter of 2004 reflects reductions in revenue from Sankyo of $0.3 million and Novartis of $0.3 million, whose contracts ended in June 2004 and February 2005, respectively. Pfizer revenue was approximately $11.7 million in Q2 2005 and Q2 2004. Total compound development revenue was flat in the first six months of 2005 compared to the same six month period of 2004, as an increase in Pfizer revenue to $23.9 million in 2005 from $22.2 million in 2004 was offset by a.) reductions in revenue from Sankyo of $0.6 million and from Novartis of $0.3 million, as these contracts ended in June 2004 and February 2005 respectively, and b.) a reduction in revenue from Wyeth of $0.8 million relating to a contractual milestone payment received in the first quarter of 2004. Research and development revenue is comprised of revenue from Roche in connection with our alliance agreement. The Company recognized three months of revenue under the Roche agreement in 2004 and six months in 2005.

Cost of revenue — compound development and gross margin percentage

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Cost of revenue-compound development	$7.7	$7.5	$0.2	3%
Compound development gross margin %	35.0%	39.6%		(4.6)%
For the six months ended June 30:
Cost of revenue-compound development	$15.0	$16.0	$(1.0)	(6)%
Compound development gross margin %	37.6%	33.7%		4.0%
      Cost of compound development revenue in the second quarter of 2005 increased slightly over the same period of 2004. Gross margin percentage, which tends to vary from quarter to quarter, decreased in the second quarter of 2005 from the second quarter of 2004 due to the inclusion in Q2 2004 of $0.6 million of revenue from Sankyo and Novartis with no associated cost of revenue. Cost of compound development revenue for the six months ended June 30, 2005 decreased from the same period of 2004 due to cost savings associated with lower headcount, lower material and supply costs, improved manufacturing yields and lower facility costs. Gross margins for the first six months of 2005 increased due primarily to improved manufacturing yields and other cost savings in the first quarter of 2005.

Research and development

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Research and development	$6.2	$4.7	$1.5	32%
For the six months ended June 30:
Research and development	$12.1	$9.7	$2.4	25%
      Our research and development expense consists primarily of: salaries and related expenses; costs of contract manufacturing services; costs of facilities and equipment; fees paid to professional service providers in conjunction with our clinical trials; fees paid to research organizations in conjunction with preclinical animal studies; costs of materials used in research and development; consulting, license, and sponsored research fees paid to third parties; and depreciation of capital resources. We expect our research and development expense to increase as we continue to develop our portfolio of oncology programs
      We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the costs to support our alliance agreement with Roche. The expenses incurred by us to third parties for preclinical and clinical trials since inception of each program were as follows (in thousands):

	Current
Oncology Program	Status	2005-to-Date	Program-to-Date

E2F modulation — ARQ501	Phase 1	$1,121	$3,133
E2F modulation — 550 series	Preclinical	15	98
Cancer Survival Protein modulation — 650 series	Preclinical	1,658	1,937
      Our future research and development expenses in support of our current and future oncology programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous preclinical studies for safety, toxicology, and signs of potential efficacy. We then may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product. It is not unusual for the preclinical and clinical development of these types of products to each take nine years or more, and for total development costs to exceed $500 million for each product.
      We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Estimated
Completion
Clinical Phase	Period

Phase 1	1-2 years
Phase 2	2-3 years
Phase 3	2-4 years
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
      The increases in total research and development expense for the three and six months ended June 30, 2005 versus the same periods of 2004 are primarily due to costs of pre-clinical and clinical studies for advancement of the Company’s oncology programs, which increased by $1.3 million and $1.7 million, respectively. The remainder of the increases relates to headcount and laboratory related expenses as the Company increases its internal research and development efforts.

Marketing, general and administrative

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Marketing, general and administrative	$2.2	$2.2	—	1%
For the six months ended June 30:
Marketing, general and administrative	$4.9	$4.8	$0.1	2%
      Marketing, general and administrative expense was essentially flat period-over-period.

Restructuring charges
      In the first quarter of 2004, we implemented a restructuring to shift resources from our chemical technologies business to our oncology therapy research and development. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for all termination benefits, which were paid in 2004.
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

	Balance as of		Balance as of
	December 31, 2004	Payments	June 30, 2005

Facility-related accrual	$3,421	$(462)	$2,959
Net investment income

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Net investment income	$0.5	$0.2	$0.3	102%
For the six months ended June 30:
Net investment income	$1.0	$0.4	$0.6	141%
      Net investment income increased due to a higher average balance of marketable securities as a result of the $28.3 million net proceeds from our stock offering in January 2005 and $39.4 million net proceeds from the sale of our Woburn facility in May 2005.
Loss on investment
      In Q2 2005, the Company reassessed the carrying value of its investment in a privately-owned proteomics company. Based on events affecting the financial condition of the company during the second quarter of 2005 we concluded that the value of the investment had declined to the degree of other than temporary impairment, and as such, we recorded a non-cash loss on investment of $250,000 to fully write-off the carrying value.

Net loss

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended June 30:
Net loss	$(2.4)	$(0.1)	$2.3	1,711%
For the six months ended June 30:
Net loss	$(3.9)	$(5.4)	$(1.5)	(28)%
      The increase in net loss for the three months ended June 30, 2005 compared to the same period of 2004 reflects the decrease in compound development revenue, increased research and development spending and the loss on investment, partially offset by increased net investment income. The decrease in net loss for the six months ended June 30, 2005 is primarily due to the $1.1 million restructuring charge in the first quarter of 2004. Also contributing to the reduction in net loss in 2005 is the increase in research and development revenue, reduction in cost of compound development revenue and increased net investment income, partially offset by the increase in research and development expense.
Forward Looking Statements
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
      As part of our investment portfolio we own financial instruments that are sensitive to market risk. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. federal and state agency backed obligations and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure from market risk.
      The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at June 30, 2005 due to the short-term maturities of these instruments.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2005 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.
      None.

Item 2 —	Changes in Securities and Use of Proceeds.
      None.

Item 3 —	Defaults Upon Senior Securities.
      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.
      At the Annual Meeting of the Stockholders held on May 18, 2005, the Company’s stockholders voted as follows:

1. To elect William G. Messenger and Patrick J. Zenner as directors to hold office for a term of three years and until their respective successors are elected and qualified;

	For	Withheld

William G. Messenger	27,166,108	2,416,062
Patrick J. Zenner	24,656,774	4,925,396

2. To approve an amendment to the Company’s Amended and Restated 1994 Equity Incentive Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 1,300,000 shares from 8,300,000 to 9,600,000 shares;

For	Against	Abstain	Broker Non-Vote

9,091,903	6,388,486	37,155	14,064,626

3. To approve an amendment to the Company’s Amended and Restated 1996 Director Stock Option Plan to increase the aggregate number of shares of common stock that may be issued under the plan by 150,000 shares from 350,500 to 500,500 shares;

For	Against	Abstain	Broker Non-Vote

12,925,071	2,555,378	37,095	14,064,626

4. To approve an amendment to the Company’s Amended and Restated 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that are available for purchase under the plan by 210,000 shares from 1,020,000 to 1,230,000 shares; and

For	Against	Abstain	Broker Non-Vote

14,918,164	569,386	29,995	14,064,625

5. To ratify and confirm the appointment by the Company’s Audit Committee of PricewaterhouseCoopers LLP, an independent registered public accounting firm, to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstain

29,422,160	136,013	23,997
      At the close of business on April 1, 2005, the record date for the determination of shareholders entitled to vote at the Meeting, there were 34,783,481 shares of the Company’s Common Stock, each share being entitled to one vote, constituting all of the outstanding voting securities of the Company. At the Meeting, the holders of 29,582,170 shares of the Company’s Common Stock were represented in person or by proxy constituting a quorum.

Item 5 —	Other Information.
      None.

Item 6 —	Exhibits.

10.21	Amended and Restated Lease by and Between ARE-MA Region No. 20, LLC and ArQule, Inc dated June 30, 2005.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

ARQULE, INC.
SIGNATURES
      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.

/s/ Louise A. Mawhinney

Louise A. Mawhinney
Vice President, Chief Financial Officer, Treasurer and Secretary
Date: August 4, 2005