Form 10-Q
period 2005-09-30
ARQULE INC
filed 2005-11-04
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares outstanding of the registrant’s Common Stock as of November 2, 2005:

Common Stock, par value $.01	35,288,631 shares outstanding

ARQULE, INC.
QUARTER ENDED SEPTEMBER 30, 2005

ARQULE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,355	$7,131
Marketable securities	122,749	64,234
Accounts receivable	42	319
Prepaid expenses and other current assets	1,735	2,893

Total current assets	135,881	74,577
Property and equipment, net	8,975	44,895
Other assets	1,993	746

	$146,849	$120,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,710	$7,683
Current portion of long-term debt	—	144
Current portion of deferred revenue	11,555	11,968
Current portion of deferred gain on sale leaseback	552	—

Total current liabilities	19,817	19,795
Restructuring accrual, net of current portion	2,263	2,728
Long-term debt, net of current portion	—	17
Deferred revenue, net of current portion	12,123	15,226
Deferred gain on sale leaseback, net of current portion	4,786	—

Total liabilities	38,989	37,766

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 35,210,786 and 28,982,774 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	352	290
Additional paid-in capital	302,373	271,805
Accumulated other comprehensive loss	(821)	(386)
Accumulated deficit	(194,044)	(189,257)

Total stockholders’ equity	107,860	82,452

	$146,849	$120,218

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands, except per share data)
Revenue:
Compound development revenue	$11,542	$12,692	$35,635	$36,313
Compound development revenue — related party	—	250	—	750
Research and development revenue	1,652	1,652	4,956	3,304

Total revenue	13,194	14,594	40,591	40,367

Costs and expenses:
Cost of compound development revenue	7,209	7,695	22,236	23,449
Cost of compound development revenue — related party	—	125	—	375
Research and development	6,172	5,001	18,243	14,680
Marketing, general and administrative	1,874	2,117	6,796	6,934
Restructuring credit	—	(1,496)	—	(424)

Total costs and expenses	15,255	13,442	47,275	45,014

Income (loss) from operations	(2,061)	1,152	(6,684)	(4,647)
Net investment income	1,145	320	2,147	735
Loss on investment	—	—	(250)	—

Net income (loss)	$(916)	$1,472	$(4,787)	$(3,912)

Basic net income (loss) per share	$(0.03)	$0.05	$(0.14)	$(0.14)

Diluted net income (loss) per share	$(0.03)	$0.05	$(0.14)	$(0.14)

Weighted average common shares outstanding:
Basic	35,233	28,830	34,398	28,789

Diluted	35,233	28,986	34,398	28,789

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,787)	$(3,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,645	5,586
Amortization of premium/discount on marketable securities	194	338
Amortization of deferred gain on sale leaseback	(139)	—
Non-cash restructuring charge	—	76
Non-cash stock compensation	345	55
Loss on investment	250	—
Loss on disposal of fixed assets	228	122
Changes in operating assets and liabilities:
Accounts receivable	277	95
Prepaid expenses and other current assets	1,157	767
Other assets	(1,497)	135
Accounts payable and accrued expenses	(438)	(5,242)
Deferred revenue	(3,516)	8,300

Net cash provided by (used in) operating activities	(3,281)	6,320

Cash flows from investing activities:
Purchases of marketable securities	(131,267)	(38,939)
Proceeds from sale or maturity of marketable securities	72,126	24,926
Additions to property and equipment	(2,663)	(1,220)
Net proceeds from sale of facility	39,331	—

Net cash used in investing activities	(22,473)	(15,233)

Cash flows from financing activities:
Principal repayments of long-term debt	(306)	(4,743)
Proceeds from registered direct stock offering, net	28,349	—
Proceeds from exercise of common stock options	1,935	417

Net cash provided by (used in) financing activities	29,978	(4,326)

Effect of foreign exchange rates on cash and cash equivalents	—	14

Net increase (decrease) in cash and cash equivalents	4,224	(13,225)
Cash and cash equivalents, beginning of period	7,131	18,839

Cash and cash equivalents, end of period	$11,355	$5,614

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics based primarily on a novel biological approach to cancer, our Activated Checkpoint Therapysm (ACTsm) platform, and our expertise in small molecule chemistry and intelligent drug design. We are applying our strengths in proprietary biology and validated chemistry to develop a portfolio of innovative oncology therapies through organic growth.
      We also provide fee-based chemistry services to pharmaceutical companies to produce novel chemical compounds with drug-like characteristics. On September 27, 2005, we announced our decision to exit our chemistry services business in order to focus on developing our expanding oncology portfolio. We plan to work with our chemistry services customers to ensure their needs are met.
      We are subject to risks common to companies in the biotechnology and pharmaceutical industries, including but not limited to, development by the Company or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulation.

2.	Basis of Presentation
      We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and September 30, 2004, and cash flows for the nine months ended September 30, 2005 and September 30, 2004. The results of operations and cash flows for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.	Marketable Securities
      The following is a summary of the available-for-sale marketable securities we held at September 30, 2005 and December 31, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	Losses	Value

Corporate bonds
Due within 1 year	$12,000	$—	$(53)	$11,947
Due within 1 to 5 years	23,961	—	(261)	23,700
Due after 10 years	2,605	—	—	2,605

Total corporate bonds	38,566	—	(314)	38,252
US federal and state agency backed securities
Due within 1 year	28,956	—	(361)	28,595
Due within 1 to 5 years	27,760	—	(146)	27,614
Due after 10 years	28,288	—	—	28,288

Total US federal and state agency backed securities	85,004	—	(507)	84,497

Total marketable securities	$123,570	$—	$(821)	$122,749

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Corporate bonds
Due within 1 year	$9,206	$—	$(31)	$9,175
Due after 10 years	3,286	—	(33)	3,253

Total corporate bonds	12,492	—	(64)	12,428
US federal and state agency backed securities
Due within 1 year	30,039	—	(245)	29,794
Due within 1 to 5 years	5,224	—	(77)	5,147
Due after 10 years	16,865	—	—	16,865

Total US federal and state agency backed securities	52,128	—	(322)	51,806

Total marketable securities	$64,620	$—	$(386)	$64,234

      Marketable securities are carried at fair market value at September 30, 2005 and December 31, 2004, and are classified as current as the funds are highly liquid and are available to meet working capital needs and to fund current operations. The gross unrealized losses on marketable securities at September 30, 2005 and December 31, 2004 relate to unfavorable market rate fluctuations which have decreased the fair value of the investments below the amortized cost. The Company believes these fluctuations are temporary and therefore has not realized an impairment loss on these investments at September 30, 2005.
      Our auction rate certificate investments are typically issued by state agencies and backed by student loans, with long-term stated contractual maturities and variable interest rates which reset every 28 days. We classify auction rate certificates as marketable securities. Through September 30, 2004, such investments were classified as cash and cash equivalents. Accordingly, for comparative purposes, we have revised the classification to report these securities as marketable securities in prior periods. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company held auction rate certificates of $27.4 million at September 30, 2004 which were previously recorded as cash equivalents. Auction rate security purchases of $16.1 million and sales of $2.0 million through September 30, 2004 were previously reflected as cash and cash equivalents in the Condensed Consolidated Statement of Cash Flows.

4.	Investment in Non-Marketable Securities
      In July 2001, we purchased approximately 1.8 million preferred shares of a privately-owned proteomics company for $5.0 million, representing an approximate 8% ownership interest. Based on events affecting the financial condition of the company during the second quarter of 2005, we determined that the value of the investment had declined to the degree of other than temporary impairment, and as such, we recorded a non-cash loss on investment of $250,000 to write off the remaining carrying value of this investment.

5.	Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Other comprehensive income (loss) includes unrealized gains and losses on our marketable securities and interest rate swaps and foreign currency translation amounts. Total comprehensive income (loss) for the three and nine months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Net income (loss)	$(916)	$1,472	$(4,787)	$(3,912)
Unrealized gain (loss) on marketable securities and interest rate swaps	(350)	233	(435)	(171)
Foreign currency translation adjustments	—	—	—	86

Comprehensive income (loss)	$(1,266)	$1,705	$(5,222)	$(3,997)

6.	Restructuring Actions
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
      In 2002, we recorded a restructuring charge associated with ending business operations in California. The portion of the charge accrued for abandoning our facility in Redwood City, California was comprised of the difference between the remaining lease obligation, which runs through 2010, and our estimate of potential future sublease income. In the third quarter of 2004, we entered into a sublease for the facility and, since the sublease was on terms more favorable than previously estimated, recorded a $1.5 million restructuring credit. Current year activity against the facility-related restructuring accrual is as follows (in thousands):

	Balance as of		Balance as of
	December 31,		September 30,
	2004	Payments	2005

Facility-related accrual	$3,421	$(577)	$2,844
      The portions of the restructuring accrual which are expected to be paid out within one year and longer than one year are included in the Condensed Consolidated Balance Sheet under “Accounts payable and accrued expenses” and “Restructuring accrual, net of current portion”, respectively.

7.	Income (Loss) Per Share
      The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities, including stock options. The computations of net loss per share for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004 exclude options to purchase 4,157,000 and 4,541,000 shares of common stock, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

8.	Stock-Based Compensation
      We apply APB No. 25 and related interpretations in accounting for option grants under the Company’s stock option plans. Had compensation cost been determined based on the estimated fair value of options at the grant date consistent with the provisions of SFAS No. 123, as amended, our pro forma net loss and pro forma basic and diluted net loss per share would have been as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Net income (loss):
Net income (loss) reported	$(916)	$1,472	$(4,787)	$(3,912)
Add: Stock based employee compensation expense included in reported net income (loss)	—	6	289	54
Less: Stock-based employee compensation under fair value method of SFAS 123	(926)	(897)	(3,833)	(5,038)

Pro-forma net income (loss)	$(1,842)	$581	$(8,331)	$(8,896)

Basic net income (loss) per share:
As reported	$(0.03)	$0.05	$(0.14)	$(0.14)
Pro forma	$(0.05)	$0.02	$(0.24)	$(0.31)
Diluted net income (loss) per share:
As reported	$(0.03)	$0.05	$(0.14)	$(0.14)
Pro forma	$(0.05)	$0.02	$(0.24)	$(0.31)

      For the purpose of pro forma disclosure, the estimated value of each employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 80% for 2005 and 95% for 2004; risk-free interest rates of 3.93% in 2005 and 3.5% in 2004; expected lives of 6 to 18 months for options granted under the Company’s Employee Stock Purchase Plan; and expected lives of five years for 2005 and 2004 for all other options granted.
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R requires that the fair value of such stock-based compensation be recognized as an expense beginning on the date that a company grants the awards to an employee and as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. If we had included the fair value of employee stock options in our financial statements for the three and nine month periods ended September 30, 2005 and September 30, 2004, our net loss would have been as disclosed above. The provisions of this Statement, which were amended in April 2005, are effective for fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The Company is currently studying various adoption alternatives, but expects the adoption of SFAS No. 123R will have a material effect on our financial statements.

9.	Stock Offering
      On January 28, 2005, we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of approximately $28.3 million after commission and offering expenses.

10.	Pfizer Inc
      Since the inception of our contractual agreement with Pfizer Inc (“Pfizer”) in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer also received a non-exclusive license to use this system in its internal production program. We expanded this contract in December 2001 to a seven-year agreement. We renegotiated this contract again in early February 2004. Under the amended terms of the contract, ArQule will continue to work with Pfizer’s scientists to match more closely its compound deliveries to those libraries which Pfizer believes have the greatest developmental opportunity. Under this new agreement, ArQule will maintain compound deliveries at approximately the same level supplied in 2004 instead of increasing compound deliveries as specified in the previous agreement. As of September 30, 2005, we have received $265 million from Pfizer since the inception of this relationship in 1999. If our relationship with Pfizer is successful, we could receive up to an additional $105 million over the remaining term of the contract. Pfizer may terminate the new agreement upon six months notice for any reason, but would not be entitled to receive any refund for amounts paid to ArQule through the termination date.
      On September 27, 2005, we announced our decision to exit our chemistry services business in order to focus on developing our expanding oncology portfolio. We plan to work with our chemistry services customers to ensure their needs are met.

11.	Hoffmann-La Roche
      On April 2, 2004, we announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound, ARQ 501, currently in phase 1 clinical development. Under the terms of our contractual agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and is providing financial support for ongoing research and development. We are responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. As of September 30, 2005, we have received $20.5 million from Roche since the inception of the alliance. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations.

12.	Sale Leaseback Transaction
      On May 2, 2005, we completed a transaction to sell our Woburn facility and simultaneously lease the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease for up to an additional ten years. In accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result, we reduced our net fixed assets by $33.7 million, representing the net book value of the building and land on the date of the lease amendment, and realized a gain on the sale of $5.5 million, which has been deferred and will be amortized over the initial ten-year lease term as a reduction in rent expense.

13.	Chemistry Services
      On September 27, 2005, we announced our intention to exit our chemistry services business. We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We concluded that our intention to exit our chemistry services business was a triggering event and that an impairment review was required. As a result of that review, we determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment at September 30, 2005.

14.	Subsequent Event
      On October 11, 2005, we entered into an agreement with Cummings Properties, LLC (“Cummings”) to settle a dispute over rental rates which had resulted in ArQule bringing a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts. Under the terms of the settlement agreement, the lease, which was scheduled to expire on July 30, 2006, will terminate on October 31, 2005 in exchange for a payment of $262,000. As a result of this settlement, we will save approximately $0.6 million in total rental payments. In exchange for Cummings forgiving a portion of the rental payment obligations for the period from November 1, 2005 through July 30, 2006, ArQule assigned its sublease rent payments during that period to Cummings and guaranteed those payments. The total amount of future payments subject to a guarantee is approximately $0.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics based primarily on our proprietary Activated Checkpoint Therapysm (ACTsm) platform. We also provide fee-based chemistry services to pharmaceutical and biotechnology companies to produce novel chemical compounds with drug-like characteristics. On September 27, 2005 we announced our decision to exit our chemistry services business in order to focus on developing our expanding oncology portfolio. We plan to work with our chemistry services customers to ensure their needs are met.
      We have incurred a cumulative net loss of $194 million from inception through September 30, 2005. We have recorded a net loss for the last six years, and we expect to record a net loss for 2005. Our expenses prior to September 2003 related to our chemistry services operations and the cost of acquisitions. In September 2003, we acquired Cyclis Pharmaceuticals, Inc., an early stage oncology company. As a result of our strategic decision to focus on oncology drug discovery and development following this acquisition, we expect research and development costs to increase in future years as we pursue the clinical and pre-clinical development of products generated from our multiple cancer programs. We may retain proprietary rights for certain of these programs, which could require an increased investment.
      Our revenue is derived from chemistry services performed for customers, particularly Pfizer Inc (“Pfizer”), and from research and development funding provided under our agreement with Hoffmann-La Roche (“Roche”). Revenue and expenses fluctuate from quarter-to-quarter based upon a number of factors, notably: the timing of the recognition of revenue under our revenue recognition policy; the efforts expended on our chemistry services contractual deliverables; and the timing and extent of our cancer-related research and development activities.
Liquidity and Capital Resources

			Increase/(Decrease)
	September 30,	December 31,
	2005	2004	$	%

	(In millions)
Cash, cash equivalents and marketable securities	$134.1	$71.4	$62.7	88%
Working capital	116.1	54.8	61.3	112%

	Nine Months Ended
	September 30
			Increase/(Decrease)
	2005	2004	$

Cash flow from:
Operating activities	$(3.3)	$6.3	$(9.6)
Investing activities	(22.5)	(15.2)	(7.2)
Financing activities	30.0	4.3	34.3
      Cash flow from operating activities. Cash used in operating activities primarily consists of salaries and wages, facility and facility-related costs, preclinical and clinical study costs, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities consists of payments from our collaborators for services performed or upfront payments for future services.
      For the nine months ended September 30, 2005, the net use of cash of $3.3 million was primarily due to the difference between revenue recognized and the timing of customer receipts which resulted in a $3.5 million reduction in deferred revenue. The other changes in operating cash flow during the period offset one another and primarily relate to miscellaneous differences between the timing of cash payments and expense recognition.
      Cash flow from investing activities. For the nine months ended September 30, 2005, the net use of $22.5 million was comprised of net purchases of marketable securities of $59.1 million and acquisitions of fixed assets of $2.7 million, offset by the proceeds from the sale of the Company’s Woburn headquarters facility, net of commissions and closing costs, of $39.3 million. The net purchases of marketable securities reflect the investment of the Company’s net proceeds from the issuance of common stock and the sale of its Woburn facility. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s evaluation of conditions in financial markets, the timing of specific investments and the Company’s near term need for liquidity.
      Cash flow from financing activities. For the nine months ended September 30, 2005, the total source of $30.0 million was comprised of the proceeds from our January 28, 2005 stock offering, whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of $28.3 million after commissions and offering expenses, and the proceeds from the issuance of common stock associated with the exercise of stock options of $1.9 million, partially offset by principal payments on long-term debt of $0.3 million.
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
      We do not expect to be cash flow positive from operations in 2005 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $134 million at September 30, 2005, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for approximately the next two to three years.
      Our cash requirements may vary materially from those now planned, depending upon the results of our drug discovery and development strategies, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, costs associated with exiting our chemistry services business, and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. If we experience increased losses, we may have to seek additional financing from public and private sale of our securities, including equity securities. There can be no assurance that additional funding will be available when needed on acceptable terms, or at all
      Our principal contractual obligations were comprised of the following as of September 30, 2005, adjusted as discussed below (in thousands):

			Within	Within
		Within	1-4	4-7	After 7
	Total	1 Year	Years	Years	Years

Operating lease obligations	$38,110	$5,533	$13,196	$10,923	$8,458
Purchase obligations	3,265	2,475	790	—	—

Total	$41,375	$8,008	$13,986	$10,623	$8,458

      Operating lease obligations have been adjusted to reflect the early termination of the Company’s lease obligation for its Medford, Massachusetts facility pursuant to an agreement entered into on October 11, 2005 (see “Note 13 Subsequent Event” in Notes to Condensed Consolidated Financial Statements).
      Also included in operating lease obligations is approximately $4.9 million related to unoccupied real estate in California which was accrued as a liability, net of contractual sublease income, as a part of the Company’s restructuring actions (see “Restructuring charges” below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses.
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
      Compound development revenue was derived from the following contractual elements for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004

Non-refundable technology transfer payments	$8	$8
Funding of compound development	235	1,393
Payments based on delivery of specialized compounds	35,392	34,912
Milestone payments	—	750

Total compound development revenue	$35,635	$37,063

      On September 27, 2005 we announced our decision to exit our chemistry services business in order to focus on developing our expanding oncology portfolio. We plan to work with our chemistry services customers to ensure their needs are met.

Revenue recognition — research and development revenue
      On April 2, 2004, we announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and is providing financial support for ongoing research and development. We are responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may exercise its option to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. We consider the development portion of the arrangement to be a single unit of accounting for the purposes of revenue recognition, and we will recognize the initial and ongoing development payments as research and development revenue on a straight-line basis over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statements of Operations as incurred.

Impairment of long-lived assets
      We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On September 27, 2005, we announced our intention to exit our chemistry services business. We concluded that our intention to exit our chemistry services business was a triggering event and that an impairment review was required. As a result of that review, we determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment at September 30, 2005.
Results of Operations

Revenue

			Increase/
			(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended September 30:
Compound development revenue	$11.5	$12.9	$(1.4)	(11)%
Research and development revenue	1.7	1.7	—	—

Total revenue	$13.2	$14.6	$(1.4)	(10)%

For the nine months ended September 30:
Compound development revenue	$35.6	$37.1	$(1.4)	(4)%
Research and development revenue	5.0	3.3	1.7	50%

Total revenue	$40.6	$40.4	$0.2	1%

      The decrease in compound development revenue in the third quarter of 2005 from the third quarter of 2004 reflects reductions in revenue from Pfizer of $1.2 million due to fewer compounds being shipped, and from Novartis of $0.2 million following contract termination in February 2005. The decrease in compound development revenue for the nine months ended September 30, 2005 compared to the same period of 2004 was due to a) reductions in revenue from Sankyo of $0.6 million and Novartis of $0.6 million, as these contracts ended in June 2004 and February 2005, respectively, and b) a reduction in revenue from Wyeth of $0.8 million relating to a contractual milestone payment received in the first quarter of 2004 with no comparable revenue in 2005. Partially offsetting these reductions was an increase in Pfizer revenue of $0.5 million due to higher compound shipments in the beginning of 2005.
      Research and development revenue is comprised of revenue from Roche in connection with our alliance agreement. We recognized six months of revenue from the Roche agreement year-to-date through September 30, 2004, and nine months of such revenue in the same period of 2005.

Cost of revenue — compound development and gross margin percentage

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended September 30:
Cost of revenue-compound development	$7.2	$7.8	$(0.6)	(8)%
Compound development gross margin %	37.5%	39.6%		(2.1	)% pts.
For the nine months ended September 30:
Cost of revenue-compound development	$22.2	$23.8	$(1.6)	(7)%
Compound development gross margin %	37.6%	35.7%		1.9	% pts.
      Cost of compound development revenue decreased in the third quarter of 2005 compared to the same period of 2004 due primarily to a reduction in material and supply costs associated with shipping a lower number of compounds to Pfizer in the 2005 period and, to a lesser extent, cost savings associated with lower headcount and reduced facility costs. Gross margin percentage, which tends to vary from quarter-to-quarter, decreased in the third quarter of 2005 from the third quarter of 2004 due to the inclusion of $0.2 million of Novartis revenue in 2004 with no associated cost of revenue. Cost of compound development revenue decreased in the nine months ended September 30, 2005 compared to the same period of 2004 due to cost savings associated with lower headcount, lower manufacturing and supply costs, improved overall manufacturing yields and lower facility costs. Gross margin percentage for the first nine months of 2005 increased primarily due to overall improved manufacturing yields and other fixed cost savings.

Research and development

			Increase/(Decrease)

	2005	2004	$	%

		(In millions)
For the three months ended September 30:
Research and development	$6.2	$5.0	$1.2	23%
For the nine months ended September 30:
Research and development	$18.2	$14.7	$3.6	24%
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

	Current
Oncology Program	Status	2005-to-Date	Program-to-Date

E2F modulation — ARQ 501	Phase 1	$1,667	$3,679
E2F modulation — ARQ 550 series	Preclinical	92	175
Cancer Survival Protein modulation — ARQ 650 series	Preclinical	2,241	2,520
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
      The increases in total research and development expense for the three and nine months ended September 30, 2005 versus the same periods of 2004 are primarily due to costs of pre-clinical and clinical studies for advancement of the Company’s oncology programs, which increased by $0.8 million and $2.4 million, respectively. The remainder of the increases relate to headcount and laboratory related expenses as the Company increases its internal research and development efforts.

Marketing, general and administrative

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended September 30:
Marketing, general and administrative	$1.9	$2.1	$(0.2)	11%
For the nine months ended September 30:
Marketing, general and administrative	$6.8	$6.9	$(0.1)	2%
      Marketing, general and administrative expense decreased slightly period over period and reflects management’s consistent effort to minimize overhead expenses.

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
      In 2002, we recorded a restructuring charge associated with ending business operations in California. The portion of the charge accrued for abandoning our facility in Redwood City, California was comprised of the difference between the remaining lease obligation and our estimate of potential future sublease income. In the third quarter of 2004, we entered into a sublease for the facility and, since the sublease was on terms more favorable than previously estimated, recorded a $1.5 million restructuring credit. Current year activity against the facility-related restructuring accrual is as follows (in thousands):

	Balance as of		Balance as of
	December 31, 2004	Payments	September 30, 2005

Facility-related accrual	$3,421	$(577)	$2,844
Net investment income

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended September 30:
Net investment income	$1.1	$0.3	$0.8	258%
For the nine months ended September 30:
Net investment income	$2.1	$0.7	$1.4	192%

      Net investment income increased due to a higher average balance of marketable securities as a result of the $28.3 million net proceeds from our stock offering in January 2005 and $39.3 million net proceeds from the sale of our Woburn facility in May 2005.
Loss on investment
      In the second quarter of 2005, the Company reassessed the carrying value of its investment in a privately-owned proteomics company. Based on events affecting the financial condition of the company during the second quarter of 2005 we concluded that the value of the investment had declined to the degree of other than temporary impairment, and as such, we recorded a non-cash loss on investment of $250,000 to fully write off the carrying value.
Net income (loss)

			Increase/(Decrease)

	2005	2004	$	%

	(In millions)
For the three months ended September 30:
Net income (loss)	$(0.9)	$1.5	$(2.4)	(162)%
For the nine months ended September 30:
Net income (loss)	$(4.8)	$(3.9)	$(0.9)	(22)%
      The less profitable net results in the three and nine months ended September 30, 2005 compared to the same periods in 2004 are primarily due to the increased research and development spending in 2005 and the restructuring credits recorded in 2004, partially offset by increased investment income and research and development revenue in 2005.
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
      The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at September 30, 2005 due to the short-term maturities of these instruments.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2005 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.
      None.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3 —	Defaults Upon Senior Securities.
      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.
      None.

Item 5 —	Other Information.
      None.

Item 6 —	Exhibits.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

ARQULE, INC.
SIGNATURES
      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARQULE, INC.

/s/ Louise A. Mawhinney

Louise A. Mawhinney
Vice President, Chief Financial Officer, Treasurer and Secretary
Date: November 4, 2005