Form 10-K
period 2005-12-31
ARQULE INC
filed 2006-03-09
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005    COMMISSION FILE NUMBER: 000-21429

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

COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was: $227,490,878.

There were 35,375,679 shares of the registrant’s Common Stock outstanding as of March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2005, are incorporated by reference into Part III of the Form 10-K.

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

This Form 10-K, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “plans”, “should”, “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, or if other assumptions prove incorrect. The forward-looking statements contained herein represent the judgment of ArQule as of the date of this Form 10-K. ArQule disclaims any intent or obligation to update any forward-looking statement except to the extent required by law.

PART I

ITEM 1.                BUSINESS

BUSINESS OVERVIEW

We are a biotechnology company engaged in the research and development of cancer therapeutics. Our mission is to research, develop, and commercialize broadly effective, highly targeted cancer drugs with reduced toxicities compared to conventional cancer chemotherapeutics. Our expertise in molecular biology enables us to understand and to affect certain biological processes that are responsible for numerous types of human cancer and thereby to treat these diseases. Our chemistry capabilities enable us to integrate within our product candidates certain pre-selected drug-like characteristics and a high degree of specificity for cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of generating safe, effective and marketable drugs.

Our lead cancer product, ARQ 501, is based on our innovative and proprietary Activated Checkpoint TherapySM (ACTSM) platform, which seeks to harness the cell’s natural defense mechanism against genetic (DNA) damage. Enrollment in a Phase 2, multi-clinical trial program with ARQ 501 is scheduled to begin in 2006. Our second clinical-stage product, ARQ 197, is designed to block cancer cell survival mechanisms and thereby to trigger death in cancer cells. Enrollment in a Phase 1 clinical trial with ARQ 197 began in early 2006. We have a number of additional pre-clinical programs based on product candidates directed toward molecular targets that we believe play critical roles in the development of human cancers. The targets, mechanisms of action and chemistry related to compounds generated from our programs differ, offering the potential for multiple therapeutic opportunities.

In September 2005, we announced a strategic decision to exit our pre-existing chemistry services business in order to focus operationally on developing our oncology portfolio. We will continue to provide chemistry services to Pfizer Inc (“Pfizer”) under a previous agreement until May 22, 2006. We have integrated and are continuing to leverage a broad spectrum of well-established chemistry capabilities in our internal oncology drug discovery and development efforts. These capabilities are designed to facilitate the timely progression of our programs from initial discovery through pre-clinical development.

THE ACTIVATED CHECKPOINT THERAPY  PLATFORM

The ACT platform is designed to produce small molecule compounds that selectively kill cancer cells while leaving normal cells unharmed. This is a key concept in our approach to drug development as embodied in our lead product, ARQ 501, and in our ARQ-550RP (research program). We believe that the ACT approach to anti-cancer therapies offers the potential to deliver clinical candidates with improved activity and reduced toxicity compared with many other molecular approaches and traditional therapies.

Normal cell division is controlled through a series of molecular events called the cell cycle. The cell cycle ensures that cell division proceeds normally, so that each new cell receives the appropriate cellular DNA (genetic structure) and other sub-cellular machinery. The cell cycle has several built in “checkpoints,” which are components in a cell’s natural defense mechanism that ensure genomic integrity during the phases of the cellular replication cycle. For example, in a normal cell, checkpoint functions monitor for damage to the cellular DNA. If damage is detected, the cell attempts to repair the damage. If the DNA damage is too severe, the cell undergoes programmed cell death. Thus, a cellular checkpoint is a natural defense mechanism that ensures the genomic integrity of the cells in the body by eliminating damaged cells.

Cancer cells have multiple abnormalities including DNA damage. They are able to survive and proliferate because key checkpoints are disabled as the cancer develops. As a result, cancer cells undergo cell division in an uncontrolled way. Conventional chemotherapy seeks to kill cancer cells by creating further damage to DNA sufficient to prevent cell replication. A well-known side effect of this approach is that normal cells are indiscriminately damaged, creating toxicity to patients and limiting the cancer cell killing activity of conventional chemotherapy.

Our ACT platform is based on the understanding that a therapeutic agent that reactivates the quality control, or checkpoint functions of a cell, has the potential to re-enable the cell to detect and respond to DNA damage. Because cancer cells contain genes relating to tumor formation (activated oncogenes) and irreparable DNA damage, we believe that restoration of their checkpoint functions will result in such cells undergoing apoptosis, or programmed cell death. In addition to the effect that checkpoint activation has in cancer cells, the absence of adverse effects in normal cells is important. Normal, healthy cells have little DNA damage compared with cancer cells. Consequently, when a checkpoint is activated in a healthy cell, we do not expect to see cell death.

We believe therapeutics based on the ACT approach will be more effective and less toxic than traditional cancer therapies due to their ability to selectively cause cancer cells to undergo cell death, while leaving healthy cells unaffected. This is in contrast to conventional chemotherapy which seeks to kill cancer cells by creating further damage to DNA. Furthermore, because checkpoint functions are virtually the same in different cell types, and because many cancers have checkpoint defects, we believe that therapeutics developed using the ACT platform will be effective against a broad spectrum of cancers and will counteract the variable genetic makeup of cancer cells.

The compounds that we discover and develop in the ARQ-550RP program are designed to restore checkpoint function by elevating a checkpoint regulatory protein known as E2F1. Compounds from this program that target the E2F biological pathway for oncology indications are subject to our alliance with Hoffmann-La Roche (“Roche”), which we announced in April 2004.

Our pursuit of the ACT approach to cancer resulted from our acquisition in September 2003 of Cyclis Pharmaceuticals, Inc. (“Cyclis”), an early stage cancer therapeutics company. This acquisition enabled us to continue our transition to a drug discovery and development company in accordance with our stated strategy.

C-MET / CANCER SURVIVAL PATHWAY PLATFORM

Our ARQ-650RP (research program) is focused on developing compounds that block cancer cell survival mechanisms and thereby trigger cancer cell death. The lead product from that program, ARQ 197, is designed to block the activity of a molecule known as c-Met that plays multiple key roles in human cancer, including cancer cell growth, survival, angiogenesis, invasion and metastasis (the spread of cancer from one part of the body to another). c-Met is inappropriately expressed in almost all types of human cancer, with a definitively established role in tumor development. Activating mutations of c-Met have been increasingly identified in human cancer.

c-Met is a member of a class of enzymes known as receptor tyrosine kinases (“RTKs”) that have emerged with significant potential for anti-cancer therapy. We believe that the encouraging results seen with agents such as Imatinib against cancers with the constitutively active Bcr-Abl mutation, as well as Erlotinib, an inhibitor of mutated and over-expressed EGF receptor kinase, have provided an important proof-of-principle that molecularly targeted RTK inhibitors can have an important and broad impact against various cancers.

c-Met mediates the signals for a variety of physiological processes that have implications for oncogenesis (the initiation of cancer), including migration, invasion, cell proliferation, apoptosis and angiogenesis (the development of new blood vessels). A wide variety of human cancers exhibit constitutively dysregulated c-Met activity, either through over-expression of the c-Met kinase, activating mutations in c-Met, or increased autocrine or paracrine secretion of the c-Met ligand, hepatocyte growth factor/scatter factor (HGF/SF). These alterations have been strongly implicated in tumor progression and metastasis in a variety of cancers, and a high constitutive activation of the c-Met RTK has been correlated with poor clinical prognosis.

We believe the inappropriate expression of c-Met in most cancers and its role in controlling multiple signal transduction pathways involved in tumor growth and metastasis render this enzyme a highly compelling therapeutic target for human cancer. We retain all rights to compounds derived from the ARQ-650RP program, including ARQ 197.

CLINICAL TRIALS

ARQ 501

Phase 2 clinical program.   The Phase 2 program will comprise two trials of ARQ 501 alone (“monotherapy studies”) in leiomyosarcoma (a sarcoma of smooth muscle) and in head and neck cancer, and two combination studies, with gemcitabine in pancreatic cancer and with paclitaxel in ovarian cancer. The leiomyosarcoma study was initiated and screening of patients began in early 2006. The protocol will study the Objective Response Rate in approximately 30 patients in second-line treatment of persistent, recurrent or metastatic disease at approximately 15 sites. The head and neck cancer study and the pancreatic cancer study are anticipated to begin during the middle of 2006, and the ovarian cancer study will follow.

The Phase 2 program is designed to generate preliminary efficacy data to support future regulatory registration studies. Initiation of the Phase 2 program follows the establishment of recommended dosage levels and regimens based on our Phase 1 monotherapy and combination therapy clinical trials with ARQ 501.

Phase 1 study in monotherapy.   Our ARQ 501 Phase 1 monotherapy dose-escalation study in patients with advanced solid tumors took place at the Dana-Farber Cancer Institute, Beth Israel Deaconess Medical Center and Massachusetts General Hospital and Mary Crowley Medical Research Center. We presented interim results for this trial at the annual meeting of the American Society of Clinical Oncology (“ASCO”) in May 2005. The data were presented by the Principal Investigator of the study, Dr. Geoffrey I. Shapiro of the Dana-Farber Cancer Institute/Harvard Medical School, and Dr. Chiang J. Li, ArQule’s Chief Scientific Officer. Data reflects trial status as of March 24, 2005. The poster presentation reported interim results that demonstrate clinical tolerability, favorable pharmacokinetics, and evidence of anti-tumor activity of ARQ 501 in patients with advanced solid tumors who had failed chemotherapy. Out of 16 patients who were evaluable for efficacy, 62.5% showed either tumor regression (one partial response, two minor responses) or disease stabilization (seven patients).

The Phase 1 monotherapy study was designed to determine the clinical tolerability, recommended Phase 2 dose and pharmacokinetics (i.e. blood level) of ARQ 501 when given intravenously to patients with advanced solid tumors. As of March 24, 2005, the study had enrolled a total of 32 patients who had failed prior regimens of chemotherapy, ranging from one to 15 courses per patient. Of the 26 patients who were evaluable for pharmacokinetic analysis, 20 patients had received ARQ 501 as a one hour infusion, and six patients had received ARQ 501 on different infusion regimens. Adverse events have been mild or self-limited. Hemolytic anemia and hyperbilirubinemia were noted as drug-related serious adverse events, which were transient and clinically manageable.

Researchers evaluated the tumors per RECIST criteria at study week 8 and every subsequent eight weeks. Evidence of anti-tumor activity was observed in 10 out of 16 (62.5%) evaluable patients as of March 24, 2005. This included one patient with a partial response (greater than 30% tumor reduction), two patients with minor responses, and seven with disease stabilization ranging from eight to 32 weeks. The partial response was seen with a patient with leiomyosarcoma. The minor responses were seen in a patient with metastatic parotid adenocarcinoma (21% reduction at 14 weeks) and a patient with metastatic adrenal carcinoma (18% reduction at 19 weeks).

Phase 1 study in combination with Taxotere.   In December 2004, we initiated an open label, dose escalation Phase 1 study of ARQ 501 in combination with Taxotere for patients with advanced solid tumors at the Mary Crowley Medical Research Center in Dallas, Texas. The objectives of this study were to determine the safety profile (clinical tolerability) of ARQ 501 in combination with Taxotere and a recommended dose to be used in Phase 2 clinical trials. This trial was initiated because of the synergistic effect of the combination of ARQ 501 and Taxol that was observed in animal studies. In these animal combination studies the tumors were completely eradicated. Taxotere is one of the most common chemotherapeutic agents and is used against a wide range of solid tumors. We enrolled patients with various forms of advanced solid tumors in this trial, some of whom may have previously been treated with Taxotere.

Phase 1b/2 study in combination with gemcitabine.   In January 2005, we announced the enrollment of the first patient in a Phase 1b/2 study in combination with gemcitabine at the M.D. Anderson Cancer Center in Houston, Texas. The Phase 1b component is an open label dose escalation study, enrolling patients with advanced cancer, some of whom may have previously received gemcitabine. This component is being followed by a Phase 2 study exploring the use of ARQ 501 and gemcitabine in patients with newly diagnosed pancreatic cancer.

Preclinical findings.   Our findings show ARQ 501 causes rapid and sustained elevation in the checkpoint regulatory protein E2F1. Based on preclinical findings, we believe that ARQ 501 has the potential for improved activity and reduced toxicity over other molecular approaches and traditional cancer chemotherapy. The compound has demonstrated anti-cancer activity in mice when applied as both a single agent and in combination with chemotherapeutics. In addition to its selectivity for tumor cells over normal cells, ARQ 501 is active against tumor cells with a broad range of genetic defects. We believe this is particularly advantageous for treatment of solid tumors, where individual tumor masses are comprised of highly heterogeneous cancer cells.

ARQ 197

Phase 1 study.   We began to enroll patients in a Phase 1 clinical trial with ARQ 197 in early 2006, following our submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) in November 2005. This is an open label, dose escalation trial that will include patients with multiple tumor types. Its objectives are to determine the tolerability, safety and a recommended dosing regimen of ARQ 197 for future Phase 2 trials. Additionally, the trial will seek to define the pharmacokinetic profile of ARQ 197 and to collect preliminary data on anti-tumor activity.

Preclinical findings.   Our findings have shown that ARQ 197 can inhibit c-Met in a wide range of human tumor cell lines, including breast cancer, pancreatic cancer, colon cancer and lung cancer. It has also shown anti-tumor activity against several types of xenografted human tumors in mice. We believe ARQ 197 induces cancer cell death primarily through the activation of apoptotic mechanisms.

PRECLINICAL PIPELINE

ARQ-550RP—E2F Modulation

Applying our platform in small molecule chemistry and intelligent drug design to our ARQ-550RP program, we are developing analogues and derivatives of ARQ 501. These second-generation compounds also modulate the levels of the E2F family of checkpoint regulatory proteins and are subject to our alliance with Roche. We have entered into toxicology testing in support of an IND filing for one such second generation compound.

ARQ-450RP—Mitotic Checkpoint Activator

We are using our proprietary ACT based drug discovery approach to screen for compounds that activate candidate checkpoints in targeted cell types other than those targeted in our ARQ-550RP program. We have identified compounds with the unique properties of activating mitotic checkpoints without first inducing DNA damage or disrupting microtubule (cell skeleton) dynamics. We believe such compounds may offer therapeutic advantages over currently available products that affect microtubules and result in neurotoxicity. We are currently optimizing lead compounds from our ARQ-450RP program to ensure that they possess drug-like properties.

ARQ-350RP—B-Raf Kinase Inhibitors

Activating B-RAF mutations have been implicated in nearly 70% of human melanomas as well as in lower percentages of other cancers. We have identified and developed a series of novel and proprietary compounds that are highly selective when tested against a panel of over 100 human kinases, a profile distinctly different from other known B-RAF inhibitors. These compounds inhibit B-RAF kinase in the nanomolar range, effectively shutting down the aberrant proliferative signaling that is exhibited by human cancer cells in models harboring clinically relevant mutant B-RAF.

RESEARCH

We are applying our biology and chemistry capabilities to a number of additional targets that are believed to contribute to the development of human cancers and that therefore may be attractive points of therapeutic intervention. Such intervention may be designed to activate or to inhibit targeted molecules, depending on their roles in biological processes related to cancer. We are pursuing earlier stage research programs directed toward these targets.

PARTNERED PIPELINE

Our partnered pipeline is derived from former collaborations in our chemistry services business, and we have received milestone payments from the following companies. Should any of these compounds proceed further in the clinic, or become drugs, we will be eligible to receive various further milestone payments and royalties under the terms of the agreements.

Wyeth

Wyeth is currently conducting a Phase 1 clinical trial in rheumatoid arthritis and has a preclinical program in Alzheimer’s disease based on compounds discovered in collaboration with ArQule.

Solvay

Solvay currently has a preclinical program in irritable bowel syndrome based upon a compound discovered in collaboration with ArQule.

HOFFMANN-LA ROCHE ALLIANCE

In April 2004, we entered into an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway, including ARQ 501 and other compounds from our ARQ-550RP program. Under the terms of the agreement, Roche obtained an option to license drugs resulting from our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and financial support for ongoing research and development. To date, we have received approximately $21.8 million in research and development support from Roche. We are responsible for advancing drug candidates from early stage development into Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in predetermined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

BUSINESS STRATEGY

Operational Goals

Our goals for 2006 are as follows:

•        Initiate Phase 2 clinical testing with ARQ 501;

•        Initiate Phase 1 clinical testing with ARQ 197;

•        Present Phase 1 data with ARQ 501; and

•        Initiate Phase 1 clinical testing with a third product candidate.

Drug Discovery And Development Strategy

Our strategy for developing compounds into commercial products has the following components:

Focus on cancer, a market with a large unmet need.   Cancer is the second most common cause of death in the western world. In the U.S., approximately 570,000 cancer-related deaths and 1.4 million new cases were projected for 2005. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as 85% of cancers occur in the over-55 year old population. The National Cancer Institute (NCI) estimates the overall cost for cancer at $190 billion in the U.S.

Medical therapy has evolved as an alternative to, or adjunct of, surgery including the introduction of cytotoxic (poisonous to cells) chemotherapy and radiation over 50 years ago. While chemotherapies have evolved, many are still harmful to all rapidly dividing cells. More recently, a number of alternative therapies that are target specific have been introduced. We believe that targeted approaches to treating cancer, such as those we are pursuing, are changing the way cancer is being treated and have the potential to be more selective for cancer cells than traditional chemotherapies and applicable to a broad spectrum of cancers.

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

Focus on small molecule drugs.   Most prescription medicines are—and we believe will continue to be—small molecules. Approximately 88% of the top 200 prescription drugs, based on worldwide sales in 2001, are compounds described as small molecules. Small molecules can usually be made into pills that can be readily swallowed. In addition, small molecule drugs have a low production cost as compared to other therapeutic agents because they are easier to make, store and ship. Other therapeutic agents, such as proteins and antibodies, are more difficult to administer—requiring, for example, injections—and are also more costly to manufacture than small molecules. We intend to leverage our expertise in small molecule chemistry to discover and develop drugs that have these advantages.

Benefit from the resources and strengths of collaborators.   On April 2, 2004, we entered into an agreement with Hoffmann-La Roche (“Roche”) in which Roche acquired the right to an option on certain compounds in our E2F program and to the E2F program in total for oncology indications. While we are responsible for development of ARQ 501 through Phase 2, we benefit from Roche’s resources and expertise in manufacturing, regulatory, clinical development, and commercialization. We intend to pursue future partnership arrangements only as appropriate and when the capabilities of a potential partner complement our strengths in oncology drug discovery and development.

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

Continue to exploit our strength in chemistry for oncology drug discovery and development.   We have developed a chemistry-based drug discovery technology platform designed to create small molecules that possess drug-like characteristics. We believe that identifying drug-like characteristics prior to preclinical development increases the likelihood that small molecules reaching preclinical development will have a greater potential to become medicines. Without such a technology platform, the traditional approach is to develop small molecules that have demonstrated activity toward biological targets, with little regard to whether the molecules otherwise would make good medicines. In our view, a drug that has the best set of drug-like characteristics for its indication (i.e., one that is the most effective and has the fewest side effects) will ultimately generate the most revenue in its category, even if it is not the first to become available on the market. We have integrated our chemistry technology and expertise in our cancer discovery programs.

Build on the pharmaceutical and biotechnology expertise of our management and scientific teams.   Our executive team consists of leaders with experience in drug discovery and development and specific expertise in oncology. Our President and Chief Executive Officer, Dr. Stephen Hill, formerly led global drug development for F. Hoffmann-La Roche, Ltd. After the Cyclis acquisition, we retained the scientific founder of Cyclis and the inventor of the ACT platform, Dr. Chiang Li, as our Chief Scientific Officer and head of ArQule Biomedical Institute to advance our research and development programs based on the ACT platform and other targeted approaches to cancer therapy.

Exit from Chemistry Services Business

We announced on September 27, 2005, and confirmed on December 6, 2005, that we plan to exit our chemistry services business. This business involves providing chemistry services to collaborators and customers for their discovery programs. Our decision, which followed our successful transition to an integrated research and development company after our acquisition of Cyclis in September 2003, is designed to ensure an operational focus on developing our oncology portfolio.

We are working to conclude this business, including our collaboration with Pfizer, in an orderly fashion. We received notice from Pfizer on December 2, 2005 that, pursuant to the terms of our Collaboration Agreement with Pfizer dated December 19, 2001, Pfizer elected to terminate the agreement, effective May 22, 2006. We believe Pfizer terminated the agreement in response to its changing requirements. We will continue to provide chemistry services to Pfizer pursuant to the agreement through the effective date of termination. We have also hired Young and Partners, a New York-based investment bank, to explore a potential sale of our chemistry services operations.

Our collaboration with Pfizer was our largest chemistry services collaboration and accounted for virtually all of our compound development revenue in 2005. Since the inception of this relationship in 1999, we have produced collections of chemical compounds exclusively for Pfizer using our automated high throughput system. As of December 31, 2005, we have received $285 million from Pfizer under this collaboration. Pfizer has made equity investments in our company of $10 million in 2001, and $8 million in 2003, based on the achievement of certain delivery milestones.

We have successfully completed the following collaborations:

Collaborator	Year Completed
Novartis Institute for Biomedical Research Inc.	2005
Sankyo Company	2004
Bayer AG	2003
Solvay Duphar B.V.	2003
Pharmacia Corporation	2003

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

PATENTS AND PROPRIETY RIGHTS

We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the U.S. and other countries. As of March 1, 2006, we had 25 issued or allowed U.S. utility patents, one issued U.S. design patent, 18 granted foreign patents, and numerous patent applications in the U.S. and other countries.  While many patent applications have been filed in the U.S. and other countries with respect to our cancer programs, the majority of these have not yet been issued or allowed. The patent positions of companies in the biotechnology industry and the pharmaceutical industry are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims, if any, that may be allowed under any of our patent applications, or the enforceability of any of our issued patents.

As needed, we obtain rights under patents owned by other parties through licenses. We have several exclusive and nonexclusive technology licenses from certain institutions in support of our research programs. We anticipate that we will continue to seek licenses from universities and others where applicable technology complements our research and development efforts.

Our patent portfolio for ARQ 501 includes patents and pending patent applications in the U.S. and foreign countries. We have issued patents and pending applications that cover the syntheses and formulations of ARQ 501. For the uses of ARQ 501 in the treatment of cancer, we have pending patent applications and have licensed from Dana-Farber Cancer Institute rights under issued patents and pending applications.

With respect to ARQ 197, we have U.S. and foreign pending patent applications that cover this compound, pharmaceutical compositions containing this compound, and the uses of this compound in the treatment of cancer.

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

“ArQule”, the ArQule logo, “Directed Array”, “Mapping Array” and “AMAP” are trademarks of ArQule that are registered or entitled to be registered in the U.S. Patent and Trademark Office. The terms “AMAP”, “ArQule Reactor”, “Compass Array”, “Custom Array”, “MapMaker”, “Optimal Chemical Entities”, “OCEs”, “Parallel Track”, and “PrepQule” are trademarks of ArQule. The term “Activated Checkpoint Therapy” is a service mark of ArQule.

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

With respect to our cancer drug discovery and development programs, other companies have potential drugs in preclinical and clinical trials that may result in effective, commercially successful treatments for the same cancers we target. In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including:  Ariad Pharmaceuticals, Inc.; Array BioPharma Inc.; Cell Therapeutics, Inc.; Curis, Inc.; Exelixis, Inc.; Onyx Pharmaceuticals, Inc.; OSI Pharmaceuticals, Inc.; Oxigene, Inc.; Pharmacopeia; Point Therapeutics, Inc.;  Telik, Inc.;  Korsan Biosciences, Inc.; and Vion Pharmaceuticals, Inc.

We face competition in several areas of our business, including:

•        advancing a discovery and development portfolio of anti-cancer candidates that are selective for cancer cells and applicable across a broad spectrum of cancer types;

•        securing partners to co-develop and advance our drug candidates through later-stage clinical trials and beyond.

There can be no assurance that our competitors will not develop more effective or more affordable products or technology, or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATION

Virtually all pharmaceutical and biotechnology products that our collaborative partners or we develop will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply vary depending on the nature of the products. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products.

The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations are time consuming and require substantial resources and the outcome is uncertain.

Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with FDA regulations. The results of these studies are submitted as a part of an IND application that the FDA must review before human clinical trials of an investigational drug can start. If the FDA does not respond with any questions, a drug developer can commence clinical trials thirty days after the submission of an IND.

In order to eventually commercialize any products, we or our collaborator will be required to initiate and oversee clinical studies under an IND to demonstrate the safety and efficacy that are necessary to obtain FDA marketing approval. Clinical trials are normally done in three phases and generally take several years, but may take longer to complete. Furthermore, the FDA may suspend clinical trials at any time if the FDA believes that the subjects participating in trials are being exposed to unacceptable risks or if the FDA finds deficiencies in the conduct of the trials or other problems with our product under development.

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new pharmaceutical, our collaborator or we will be required to file a New Drug Application (“NDA”), and receive approval before commercial marketing of the drug. The NDA contains, among other things, the results of the non-clinical and clinical testing of the drug. NDAs submitted to the FDA can take several years to obtain approval and the FDA is not obligated to grant approval at all.

Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review and ongoing regulatory obligations. If and when the FDA approves any of our or our collaborators’ products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Good Manufacturing Practices (“cGMP”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses or making false or misleading statements or omissions with respect to a drug in advertising or promotion. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products.

For marketing outside the United States, we or our partners will be subject to foreign regulatory requirements governing human clinical trials, marketing approval and post-marketing activities for pharmaceutical products and biologics. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

As of March 2, 2006, we employ 246 people at two sites in Massachusetts: Woburn (headquarters, discovery and development, and chemistry services) and Norwood (research laboratories). Of that total, 87 hold Ph.D.s and 29 hold Masters in the Sciences. As of March 2, 2006, 113 of our employees were engaged in operations, 93 were engaged in research and development and 40 were engaged in marketing and general administration.

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

EXECUTIVE OFFICERS AND DIRECTORS

Set forth below is certain information regarding our current executive officers and directors, including their respective ages, as of March 2, 2006:

NAME	AGE	POSITION
Dr. Stephen A. Hill	47	President, Chief Executive Officer and a Director
Dr. Chiang J. Li	41	Vice President, Chief Scientific Officer, Head of ArQule BioMedical Institute
Louise A. Mawhinney	50	Vice President, Chief Financial Officer, Treasurer and Secretary
Patrick J. Zenner..	59	Director (Chairman of the Board)
Michael J. Astrue.	49	Director
Laura Avakian.	60	Director
Timothy C. Barabe	52	Director
Werner Cautreels, Ph.D. .	53	Director
Tuan Ha-Ngoc	53	Director
Ronald M. Lindsay, Ph.D.	58	Director
William G. Messenger	45	Director

Stephen A. Hill, B.M. B.Ch., M.A., F.R.C.S.

President and Chief Executive Officer

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

Chiang J. Li, M.D.

Vice President, Chief Scientific Officer and Head of ArQule Biomedical Institute

Dr. Li joined ArQule in September 2003. He has performed biomedical research in cancer and viral infections in academia and industry for 18 years. Prior to joining ArQule, from 2002 to 2003 he had served as the scientific founder and Vice President of Research at Cyclis Pharmaceuticals, Inc., from 1999-2003 as a faculty member at Harvard Medical School and a physician at Harvard’s affiliated hospitals. At Cyclis,

Dr. Li directed research efforts that led to a cancer therapeutic portfolio, which culminated in the successful IND filing of Cyclis’ first drug candidate, CO-501. Dr. Li is the inventor of, and has directed research efforts on, the ACT platform that underscores ArQule’s oncology portfolio. He has published a number of highly cited articles in over 30 publications in leading biomedical journals and holds 15 issued or filed patents. Dr. Li is a member of several professional societies, including a recent induction to the National Register’s Who’s Who in Executives and Professionals. Dr. Li has been a recipient of a number of honors, recognitions and research awards. Most recently his work was recognized by the editorial board of the journal, Cell Cycle, as one of the “Top Ten Most Outstanding Cell Cycle Research Papers” of the past year published in all biomedical journals. Dr. Li graduated from the Harvard-MIT Division of Health Science and Technology and received his M.D. degree magna cum laude from Harvard Medical School.

Louise A. Mawhinney, C.P.A.

Vice President, Finance and Chief Financial Officer

Ms. Mawhinney joined the Company in December 2003 as Vice President, Finance and CFO. Ms. Mawhinney has more than 20 years of experience in finance covering audit, accounting, treasury, tax, SEC reporting, investor relations, corporate financing and merger and acquisition responsibilities. Prior to joining ArQule, Ms. Mawhinney was Chief Financial Officer, Secretary and Treasurer of Cleanwise, Inc., a Massachusetts-based third-party logistics software start-up company. From 1999 to 2000, she was Chief Financial Officer, Secretary and Treasurer of Veridiem Inc., a Massachusetts-based marketing automation software start-up. From 1993 to 1999, Ms. Mawhinney served in a variety of finance functions, and in 1996 became Chief Financial Officer, Secretary and Treasurer, for The Butcher Company, a chemical process manufacturer with annual sales of $80 million. Prior to that she was with KPMG in Boston, MA. Ms. Mawhinney holds a Masters degree from St. Andrews University in Scotland and has been a C.P.A. in Massachusetts since 1989.

Patrick J. Zenner was named Chairman of the Board in May 2004 and has been a director since 2002. A 32-year veteran of the pharmaceutical industry, Patrick Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America. Hoffmann-La Roche Inc., based in Nutley, N.J., is the prescription drug unit of the Roche Group. Long active in industry, academic and civic affairs, Mr. Zenner is immediate past chairman of the HealthCare Institute of New Jersey and served on the Boards of Directors and Executive Committees of the Pharmaceutical Research & Manufacturers of America (PhRMA) and the Biotechnology Industry Organization (BIO). In addition, Mr. Zenner has been a member of numerous associations, including the American Foundation for Pharmaceutical Education, the Health Care Leadership Council and the National Committee for Quality Health Care. Mr. Zenner is currently on the Boards of Trustees of Creighton University and Fairleigh Dickinson University. In addition, Mr. Zenner is a member on the Boards of Directors of CuraGen Corporation (where he has also served as interim-CEO since May 2005), Dendrite International, Praecis Pharmaceuticals Inc., Geron Corporation, First Horizon Pharmaceutical Corporation, Xoma Ltd., West Pharmaceutical Services and Exact Sciences, Inc.

Michael J. Astrue has been a director of ArQule since April 2005. Mr. Astrue has been serving as Interim Chief Executive Officer at EPIX Pharmaceuticals, Inc. since September 2005. Previously, he was at Transkaryotic Therapies, Inc., where he was Senior Vice President, Administration, and General Counsel from 2000 to 2003, and then President and Chief Executive Officer from 2003 to 2005. At Biogen, Inc., Mr. Astrue was Vice President, Secretary and General Counsel from 1993 to 1999. Mr. Astrue was also a partner at the law offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. and has held several positions with the U.S. Department of Health and Human Services, including General Counsel. He served as Associate Counsel to the President of the United States, advising and representing former Presidents Ronald Reagan and George Bush. Mr. Astrue is also a director of Tercica, Inc. and CuraGen Corporation, and he has chaired the Massachusetts Biotechnology Council. He holds a B.A. magna cum laude from Yale University and a J.D. cum laude from Harvard Law School.

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

Timothy C. Barabe has been a director since November 2001. Mr. Barabe has been employed by Molnlycke Health Care since September 2005 as its managing director of the United Kingdom. From September 2004 until December 2005 he was Chief Financial Officer of Regent Medical Limited (acquired by Molnlycke Health Care in August 2005). Molnlycke Health Care is one of the world’s largest suppliers of disposable surgical gloves, gowns and drapes, as well as wound care products and antiseptics. Previously, Mr. Barabe was employed by Novartis AG from 1982 through August 2004 in various capacities, lastly as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. From February 2002 until April 2003, Mr. Barabe was Group Vice President and President, Specialty Lenses of CIBA Vision. From 1993 through January 2002, Mr. Barabe was the Chief Financial Officer of CIBA Vision Corp., a contact lens and lens care subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago.

Werner Cautreels, Ph.D. has been a director since September 1999. He has over 20 years of experience in the healthcare industry. Dr. Cautreels became General Manager of the pharmaceutical sector of Solvay Pharmaceuticals in January 2005. From May 1998 to January 2005, he was the Global Head of Research and Development of Solvay. Prior to that time, Dr. Cautreels served as Senior Vice President of Research and Development at Nycomed Amersham Ltd., held two senior management positions at Sterling Winthrop and served as Vice President of Scientific Affairs at Sanofi Pharmaceuticals, where he conducted clinical trials in various therapeutic areas and researched licensing opportunities. Dr. Cautreels received his Ph.D. in Chemistry from University of Antwerp, Belgium.

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

Ronald M. Lindsay, Ph.D., has been a director since June 2005. He currently operates Milestone Consulting, a biopharmaceutical consulting enterprise. Dr. Lindsay was previously Chief Scientific Officer and Vice President, Research and Development, at diaDexus Inc. from 2000 to 2004, and held a number of positions at Millennium Pharmaceuticals, Inc., including Senior Vice President, Biotherapeutics, from 1997 to 2000. At Regeneron Pharmaceuticals, where he worked from 1989 to 1997, he was a founding scientist and Vice President, Neurobiology. Dr. Lindsay also worked at the Sandoz Institute for Medical Research, London from 1984 to 1989, where he was Head of Cell Biology.  He is a director of Sequenom Inc., HistoRx Inc. and Neuro3D, a member of the scientific advisory board of Serono and a Senior Advisor to Techno Ventures Munich. Dr. Lindsay completed post-doctoral work at the Friedrich Miescher Institute, and he holds a B. Sc (Hons) in chemistry from the University of Glasgow and a Ph.D. in biochemistry from the University of Calgary.

William G. Messenger has been a director since January, 2005. He has been the owner and managing director of the Lexington Sycamore Group, consultants in the fields of business strategy, organization and leadership since 1994. Mr. Messenger serves as Director of the Mockler Center for Faith and Ethics in the Workplace at Gordon-Conwell Theological Seminary. He is also Director of the Boston Division of the Business Leadership & Spirituality Network. Mr. Messenger received a BS in Physics with highest honors from Case Western Reserve University, an MBA with high distinction from Harvard Business School and a Master of Divinity degree, summa cum laude, from Boston University School of Theology.

ITEM 1A.        RISK FACTORS

RISKS RELATING TO OUR BUSINESS STRATEGY AND OPERATIONS

Development of our products is at an early stage and is based on scientific platforms that are unproven approaches to therapeutic intervention.

The discovery and development of drugs is inherently risky and involves a high rate of failure. Discovering and developing commercial drugs are relatively new to us. Our proposed drug products and drug research programs are in early stages and require significant, time-consuming and costly research and development, testing and regulatory approvals. We do not expect that these product candidates will be commercially available for several years, if ever.

Our lead product candidate, ARQ 501, is based on our proprietary ACT platform, a therapeutic approach that seeks to harness the cell’s natural defense mechanism against DNA damage. Our second clinical-stage product candidate, ARQ 197, is based on our c-Met/Cancer Survival platform, which is designed to block cancer cell survival mechanisms and thereby trigger death in cancer cells. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on these approaches. There can be no assurance that our approaches will lead to the development of approvable or marketable drugs.

We must show the safety and efficacy of our product candidates through expensive, time consuming preclinical and clinical trials, the results of which are uncertain and governed by exacting regulations.

Our product candidates are in clinical or preclinical stages of development. Although our lead product candidate has demonstrated clinical tolerability, favorable pharmacokinetics and evidence of anti-tumor activity in Phase 1 trials, and although our second clinical-stage product has demonstrated some favorable pharmacological effects in preclinical studies, these products may not prove to be sufficiently safe or effective in more advanced human clinical trials, if at all. We will need to conduct extensive further testing of all of our product candidates, expend significant additional resources and possibly partner with another company (as we have done with Roche for ARQ 501) to realize commercial value from any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through preclinical studies (laboratory or animal testing) and clinical trials (human testing) that our proposed products are safe and effective for use in each target indication. This testing is expensive and time-consuming, and failure can occur at any stage. Acceptable results from initial preclinical studies and clinical trials of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing in humans. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or result in marketable products. The failure to adequately demonstrate the safety and efficacy of a product under development will delay and could prevent its regulatory approval.

A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

Though it is our stated strategy to pursue clinical development to take advantage of available accelerated regulatory approval processes, there is no guarantee that our product candidates will show the evidence predictive of clinical benefit necessary to qualify for such regulatory treatment.

Delays in clinical testing could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

We cannot be assured of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•       our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or pre-clinical testing or to abandon programs;

•       trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•       enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays;

•       we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•       the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved; and

•       the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on the ACT or c-Met platforms, which could lengthen the regulatory review process.

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•       the incidence among the general population of diseases which contain therapeutic endpoints chosen for evaluation;

•       the eligibility criteria defined in the protocol;

•       the size of the patient population required for analysis of the trial’s therapeutic endpoints;

•       our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•       our ability to obtain and maintain patient consents; and

•       competition for patients by clinical trial programs for other treatments.

We primarily rely on third-parties to provide sufficient quantities of our product candidates to conduct pre-clinical and clinical studies.  We have no control over our manufacturers’ and suppliers’ compliance with manufacturing regulations, and their failure to comply could result in an interruption in the supply of our product candidates.

The facilities used by our contract manufacturers must undergo an inspection by the FDA for compliance with current good manufacturing practice, or cGMP, regulations before the product candidates produced there can receive marketing approval. In the event these facilities do not receive a satisfactory cGMP inspection result in connection with the manufacture of our product candidates, we may need to conduct additional validation studies, or find alternative manufacturing facilities, either of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for any affected product candidate. In addition, after approval of a product candidate for commercial use our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

We rely on third parties to conduct most of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We are using third-party clinical research organizations to oversee most of our ongoing clinical trials and expect to use the same or similar organizations for our future clinical trials. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened if we conduct clinical trials outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

If we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions, to integrate such acquisitions in a cost-effective and non-disruptive manner or to complete commercialization of an acquired product.

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

We may not be able to find collaborators or successfully form collaborations to further our drug development efforts.

As we did with ARQ 501, we may seek collaborators for our drug development efforts. We may enter into these collaborations to obtain external financing for drug development and to obtain access to commercialization expertise. The availability of partners depends on the willingness of pharmaceutical companies to collaborate in drug discovery activities. Only a limited number of pharmaceutical companies would fit our requirements. The number could decline further through consolidation, or the number of collaborators with interest in our drugs could decline. If the number of our potential collaborators declines further, collaborators may be able to negotiate terms unfavorable to us.

We face significant competition in seeking drug development collaborators, both from other biotechnology companies and from the internal capabilities and compound pipelines of the pharmaceutical companies themselves. This competition is particularly intense in the oncology field. Our ability to interest such companies in forming co-development and commercialization arrangements with us will be influenced by, among other things:

•       the compatibility of technologies;

•       the potential partner’s acceptance of our approach to drug discovery;

•       the quality and commercial potential of any drug candidate we may succeed in developing; and

•       our ability, and collaborators’ perceptions of our ability, to achieve intended results in a timely fashion, with acceptable quality and cost.

Even if we are able to gain the interest of potential drug development partners, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Collaborations may not be available on commercially acceptable terms and, if formed, may not be commercially successful or, if successful, may not realize sufficient return for us. If we are unable to form collaborations, we may not gain access to the financial resources and industry expertise necessary to develop drug products or successfully market any products we develop on our own and, therefore, be unable to generate revenue from pharmaceutical products.

Our success depends on the efforts of our collaborators, whom we do not and cannot control.

If we are able to enter into collaborations for the development and commercialization of our product candidates, we will depend on our partners to develop and commercialize our drug candidates. Similarly, we currently depend on parties to whom we have provided compounds through chemistry services collaborations to develop and commercialize those compounds. Our drug development and chemistry services collaborators have significant discretion in determining the efforts and resources that they will apply to the development and commercialization of compounds and drug candidates covered by their collaborations with us.

We may not receive any further milestone, royalty or license payments under our current or any future collaborations.

Although we have received license fees, milestone fees and other payments to date under our drug development and chemistry services collaborations, we may never receive any royalty payments or additional license and milestone fees under such agreements. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want or are able to continue to pursue a potential drug candidate, unforeseen complications in the development or commercialization process, and the ultimate commercial success of the drug.

We face fierce competition from competitors with greater resources.

Even if we are successful in bringing products to market, we face substantial competitive challenges in effectively marketing and distributing our products. Many other companies and research institutions are developing products within the field of oncology, including large pharmaceutical companies with much greater financial resources, and more experience in developing products, running clinical trials, obtaining FDA approval and bringing new drugs to market. We are in a rapidly evolving field of research. Consequently, our technology may be rendered non-competitive or obsolete by approaches and methodologies discovered by others, both before and after we have gone to market with our products. We also face competition from existing therapies that are currently accepted in the marketplace, and the impact of adverse events in our field that may affect regulatory approval or public perception.

Cost containment pressures may affect the commercialization of, and the revenues generated by, our products.

Our products may be subject to cost containment pressures. Even if our drugs represent improvements over competitive therapies, pharmaco-economic considerations may preclude regulatory approval or limit or preclude patient reimbursement by third-party or government payors. In addition, the methodology used in cost-benefit analyses of drug use may change, and we cannot predict the impact of these changes upon reimbursement levels for our products.

We may not be able to recruit and retain the scientists and management we need to compete.

Our success depends on our ability to attract, retain and motivate highly skilled scientific personnel and management, and our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent on our senior management and scientific staff, and the loss of the services of one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the commercialization of our product candidates.

We compete intensely with pharmaceutical and biotechnology companies, including our collaborators, medicinal chemistry outsourcing companies, contract research companies, and academic and research institutions to recruit scientists and management. The shortage of personnel with experience in drug development could lead to increased recruiting, relocation and compensation costs, which may exceed our expectations and resources. If we cannot hire additional qualified personnel, the workload may increase for both existing and new personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

We may be exposed to potential liability related to the development, testing or manufacturing of compounds we develop.

We are developing, clinically testing and manufacturing therapeutic products for use in humans. In connection with these activities, we could be liable if persons are injured or die while using these drugs. We may have to pay substantial damages and/or incur legal costs to defend claims resulting from injury or death, and we may not receive expected royalty or milestone payments if commercialization of a drug is limited or ended as a result of such claims. We have product liability and clinical trial insurance that contains customary exclusions and provides coverage per occurrence at levels, in the aggregate, which we believe are customary and commercially reasonable in our industry given the stage we have achieved in drug development. However, our product liability insurance does not cover every type of product liability claim that we may face or loss we may incur and may not adequately compensate us for the entire amount of covered claims or losses or for the harm to our business reputation. Also, we may be unable to maintain our current insurance policies or obtain and maintain necessary additional coverage at acceptable costs, or at all.

RISKS RELATED TO OUR FINANCIAL CONDITION

We have incurred significant losses since our inception and anticipate that we will incur significant continued losses for the next several years, and our future profitability is uncertain.

From our inception in 1993 through December 31, 2005, we have incurred cumulative losses of approximately $197 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and early-stage clinical trials. In addition, we expect future expense to increase significantly as we conduct larger and more advanced clinical trials.

We have derived our revenue primarily from:

•       license and technology transfer fees for access to our chemical synthesis and production platforms such as transfer of certain chemistry-related technology to Pfizer;

•       payments for product deliveries in connection with our chemistry services business;

•       research and development funding paid under our agreements with collaboration partners; and

•       to a limited extent, milestone payments.

To date, these revenues have generated profits only in 1997 and 2000. We have not realized any revenue from royalties from the sale by any of our collaboration partners of a commercial product developed using our technology. In addition, following our decision to exit our chemistry services business and Pfizer’s election to terminate our agreement effective May 22, 2006, we do not expect to receive revenue from that business following the effective date of termination. Although we have hired an investment bank to explore a potential sale of our chemistry services business, we may not realize any value from the disposition of these operations. As a result, we expect to record increased losses in the future based on cessation of these revenues and on anticipated increasing costs associated with the clinical testing of our products.

To attain profitability, we will need to develop clinical products successfully and market and sell them effectively, either by ourselves or with collaborators.  We have never generated revenue from the commercialization of our product candidates, and there is no guarantee that we will be able to do so in the future. If our current product candidates fail to show positive results in our ongoing clinical trials, or we do not receive regulatory approval, or if these product candidates do not achieve market acceptance even if approved, we may not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs.

We may need substantial additional funding and may be unable to raise capital when needed, or on terms favorable to us, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•        the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•        the progress and cost of our clinical trials and other research and development activities;

•        the costs and timing of obtaining regulatory approvals;

•        the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•        the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any.

We believe our cash and marketable securities at December 31, 2005 will be sufficient to fund our projected operating requirements through at least 2007. We have based this estimate on assumptions and estimates that may prove to be wrong. Even if our estimates are correct, we may choose to obtain additional financing during that time.

It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required, on satisfactory terms, or at all. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our development programs, which could delay the time to market for any of our product candidates.

We may seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. There can be no assurance that we will be able to enter into any such arrangements on reasonable terms, if at all.

RISKS RELATED TO INTELLECTUAL PROPERTY

Our patents and other proprietary rights may fail to protect our business.

To be successful and compete, we must obtain and protect patents on our products and technology and protect our trade secrets. Where appropriate, we seek patent protection for certain aspects of the technology we are developing, but patent protection may not be available for some of the compounds and drugs, and their use, synthesis, formulations and technologies. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

Competitors may interfere with our patent protection in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and that, therefore, we cannot practice our technology as claimed under our patents. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications and therefore may not have the experience we would need to aggressively protect our patents should such action become necessary.

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

The success of our strategy depends, in part, on our ability to apply a growing base of knowledge, technology and data across all of our internal projects and our collaborations. Some of this data has been and will continue to be generated from our work with collaborators. We believe that we have rights to use all such information necessary to our planned drug discovery and development efforts; however, our collaborators may disagree and may succeed in preventing us from using some or all of this information and/or technology ourselves or with others. Without the ability to use this information freely, we may be limited in our ability to improve the efficiency of our drug discovery and development process.

RISKS RELATED TO REGULATION

We may not obtain regulatory approval for the sale and manufacture of drug products.

The development and commercialization of drug candidates in the United States, including those drug candidates we develop alone or in collaboration with our partners, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. Pharmaceutical products require lengthy and costly testing in animals and humans and regulatory approval by the appropriate governmental agencies prior to commercialization. Regulatory authorities may suspend clinical trials at any time if they believe that the subjects participating in the trials are being exposed to unacceptable risks or if an agency finds deficiencies in the conduct of the trials or other problems with our product under development. Approval of a drug candidate as safe and effective for use in humans is never certain and these agencies may delay or deny approval of the products for commercialization. Changes in regulatory policy during the period of regulatory review may result in unforeseen delays or denial of approval. Similar regulations, delays, denials and other risks may be encountered in foreign countries.

As a company, we have never obtained regulatory approval to manufacture and sell a drug. If we and/or our collaborators develop a drug candidate and cannot obtain this approval, we may not realize milestone or royalty payments based on commercialization goals for such drug candidate. Regulatory approval, if obtained, may be made subject to limitations on the indicated uses for which we may market a product. These limitations could adversely affect the marketability of our potential products and ultimately product revenues. Even if regulatory approval is obtained, regulatory authorities may require additional clinical studies, or specific risk management measures, after sales of a drug have begun. In addition, the identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of the drug, additional preclinical and clinical trials, changes in labeling, recalls, warnings to physicians or the public, negative publicity, or the imposition of risk management measures that may limit our ability to advertise or promote the product, restrict patient access to the product, or otherwise have the effect of reducing sales of the product. Furthermore, for any marketed product, its manufacturer and its manufacturing facilities will be subject to continual review and periodic inspections by the FDA or other regulatory authorities. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, product seizures, operating restrictions and criminal prosecution.

Any of these events could delay or prevent us from generating revenue from the commercialization of any drug candidates we develop or help to develop.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

We have only recently initiated Phase 2 clinical testing with our lead product and Phase 1 clinical testing with our second product, and we have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, certain of the products that are likely to result from our research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

RISKS RELATING TO HAZARDOUS WASTE

If our use of chemical and hazardous materials violates applicable laws or causes personal injury, we may be liable for damages.

Our drug discovery activities, including the analysis and synthesis of chemical compounds, involve the controlled use of chemicals, including flammable, combustible, toxic and radioactive materials that are potentially hazardous if misused. Federal, state and local laws and regulations govern our use, storage, handling and disposal of these materials. These laws and regulations include the Resource Conservation and Recovery Act, the Occupational Safety and Health Act and local fire and bpuilding codes, and regulations promulgated by the Department of Transportation, the Drug Enforcement Agency, the Department of Energy, the Department of Health and Human Services, and the laws of Massachusetts, where we conduct our operations. We may incur significant costs to comply with these laws and regulations in the future. Notwithstanding our extensive safety procedures for handling and disposing of such materials, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, our business could be disrupted and we could be liable for damages, and any such liability could exceed our resources, and have a negative impact on our financial condition and results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

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

On May 2, 2005, we completed a transaction to sell the Woburn facility and simultaneously lease the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. See Note 7, “Property and Equipment” in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

In March 2002, we entered into an eight year lease with Pacific Shores Development LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. We took occupancy in September 2002. Each base lease payment, the first of which was due and paid in September 2002, is $75,823 per month, subject to annual escalation provisions. In the third quarter of 2004, we entered into a sublease for the California facility. See Note 10, “Restructuring Actions” in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

ITEM 3.                LEGAL PROCEEDINGS

On January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings Properties, LLC (“Cummings”) arising from a dispute over increased rent for lease of approximately 35,500 square feet of laboratory and office space in Medford, Massachusetts. On October 11, 2005, we and Cummings agreed to settle the lawsuit and file with the Court a stipulation of dismissal with prejudice.

In exchange for Cummings forgiving a portion of the rental payment obligations under the subject lease for the period from November 1, 2005 through July 30, 2006, we assigned sublease rent payments due to it for the leased premises during the same period to Cummings and guaranteed those payments. The total amount of those payments is approximately $0.3 million. As a result of this settlement, we will save approximately $0.6 million in rental payments. In connection with this settlement, on October 11, 2005, we and Cummings terminated the subject lease.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders for a vote during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ArQule’s common stock is traded on the NASDAQ National Market under the symbol “ARQL”.

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:

	HIGH	LOW
2004
First Quarter	$6.60	$5.00
Second Quarter	7.79	5.14
Third Quarter	5.20	3.88
Fourth Quarter	5.79	3.95
2005
First Quarter	$6.60	$4.63
Second Quarter	6.79	4.77
Third Quarter	8.25	6.47
Fourth Quarter	7.77	6.12
2006
First Quarter (through March 8, 2006)	$6.25	$5.09

As of March 1, 2006, there were approximately 146 holders of record and approximately 5,880 beneficial shareholders of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,084,265	$7.41	3,560,252
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,084,265	$7.41	3,560,252

ITEM 6.                SELECTED FINANCIAL DATA

The following data, insofar as it relates to the years 2001, 2002, 2003, 2004 and 2005 have been derived from ArQule’s audited consolidated financial statements, including the consolidated balance sheet as of December 31, 2004 and 2005 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2005 and notes thereto appearing in Item 8 of this Annual Report on Form 10-K. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Financial Statements and the Notes thereto appearing in Items 7 and 8, respectively, of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Compound development revenue	$46,296	$49,443	$65,539	$62,812	$58,396
Research and development revenue (a)	6,628	5,012	—	—	—
Total revenue	52,924	54,455	65,539	62,812	58,396
Costs and expenses:
Cost of compound development revenue	30,086	31,617	36,060	35,231	29,441
Research and development	24,751	20,287	18,932	31,389	28,446
Marketing, general and administrative	8,688	8,982	9,560	12,876	12,353
Stock-based compensation	—	—	—	3,221	6,949
Amortization of core technologies (b)	—	—	—	3,373	3,091
Amortization of goodwill (b)(c)	—	—	—	—	4,013
Impairment of core technology (d)	—	—	—	17,137	—
Impairment of goodwill (d)	—	—	—	25,890	—
Restructuring charges/(credits) (e)(g)(i)	—	(424)	1,239	12,695	—
Acquired in-process research and development (b)(f)	—	—	30,359	—	18,000
Total costs and expenses	63,525	60,462	96,150	141,812	102,293
Loss from operations	(10,601)	(6,007)	(30,611)	(79,000)	(43,897)
Interest income, net	3,331	1,086	610	1,125	2,870
Loss on investment (h)	(250)	—	(4,750)	—	—
Net loss (j)	$(7,520)	$(4,921)	$(34,751)	$(77,875)	$(41,027)
Basic and diluted net loss per share	$(0.22)	$(0.17)	$(1.43)	$(3.67)	$(2.06)
Weighted average common shares outstanding—basic and diluted	34,619	28,819	24,333	21,215	19,905

	DECEMBER 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities (l)	$140,643	$71,365	$76,724	$85,626	$98,002
Working capital	105,646	54,782	59,446	58,781	69,365
Total assets (k)	156,684	120,218	128,424	145,079	208,475
Long-term debt	—	17	1,218	6,850	11,700
Total stockholders’ equity (l)	105,458	82,452	86,477	93,715	166,739

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

(e)           In December 2002, we announced a major restructuring of our operations whereby we eliminated 31% of our workforce and closed our former Camitro operations in Redwood City, California and Cambridge, United Kingdom.

(f)             In September 2003, we acquired Cyclis Pharmaceuticals, Inc. for $25.9 million in a stock purchase transaction. In connection with the transaction, we immediately charged to income $30.4 million representing purchased in-process research and development that had not yet reached technological feasibility and had no future alternative use.

(g)           In October 2003, we completed an agreement with InPharmatica Ltd. to sell certain assets of our former operations in the United Kingdom and to assign our facility obligation. As a result, we reversed $0.3 million of restructuring accrual to reflect a change in our original estimate of the remaining lease obligation and assumed sublease income in the United Kingdom. In December 2003, the adequacy of the restructuring accrual and assumed sublease income relative to the lease commitment in Redwood City, California was reassessed and, based on deteriorating market conditions, an additional provision of $1.5 million was recorded, to increase our restructuring accrual.

(h)          In the fourth quarter of 2003, the carrying value of an investment in a privately-held proteomic company was written down by $4.75 million to reflect the estimated fair value of the investment. Based on events affecting the financial condition of the Company in the second quarter of 2005, we recorded a non-cash loss of $.25 million to write-off the remaining carrying value of the investment.

(i)             In the first quarter of 2004, we implemented a restructuring to shift resources from our chemistry services business to our internal cancer therapy research. The restructuring included the termination of 53 employees (18% of the workforce) and necessitated a restructuring charge of $1.1 million for termination benefits. In the third quarter of 2004, we subleased our abandoned California facility. Since the terms of the sublease were more favorable than we had previously estimated, we recorded a restructuring credit of $1.5 million to reduce our restructuring accrual.

(j)              Net loss for 2004 includes a $0.6 million fourth quarter adjustment for a loss on the sublease of our Medford facility. See Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

(k)          In June 2005, we completed a transaction to sell our headquarters facility in Woburn, Massachusetts, and to simultaneously lease the facility from the purchaser. We received a cash payment of approximately $39.3 million, net of commissions and closing costs, and entered into a ten year lease at an average annual rental rate of $3.4 million. As a result of the transaction, we reduced our net fixed assets by $33.7 million, representing the net book value of the real estate sold, and realized a gain on the sale of $5.5 million, which is being deferred and will be amortized over the initial ten-year term of the lease as a reduction in rent expense.

(l)             On January 28, 2005, we completed a stock offering in which we sold 5.79 million shares of common stock at a price of $5.25 for net proceeds of $28.3 million after commissions and offering expenses.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. Our mission is to research, develop, and commercialize broadly effective cancer drugs with reduced toxicities compared to conventional cancer chemotherapeutics. Our expertise in molecular biology enables us to understand and to affect certain biological processes that are responsible for numerous types of human cancer and thus to treat these diseases. Our chemistry capabilities enable us to incorporate within our products certain pre-selected drug-like characteristics and a high degree of specificity for cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of generating safe, effective and marketable drugs.

Our lead products are ARQ 501, based on our Activated Checkpoint TherapySM platform, and ARQ 197, based on our c-Met / Cancer Survival Pathway platform. Enrollment of patients in a Phase 2 clinical development program with ARQ 501 is scheduled to begin in 2006, and patient enrollment in a Phase 1 clinical trial with ARQ 197 began in early 2006. We have a number of additional oncology product discovery and development programs in the pre-clinical stage.

In September 2005, we announced a strategic decision to exit our pre-existing chemistry services business in order to focus operationally on developing our oncology portfolio. We will continue to provide such services to Pfizer Inc (“Pfizer”) under a previous agreement until May 22, 2006. We are retaining and continuing to leverage a broad spectrum of well-established chemistry capabilities in the discovery and development of our oncology portfolio. These capabilities are designed to facilitate the timely progression of our programs from initial discovery through pre-clinical development.

We have incurred a cumulative net loss of $197 million from inception through December 31, 2005. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. Expenses incurred following September 2003 also included those related to discovery and pre-clinical and clinical development activities in connection with our oncology programs. We expect research and development costs to increase in 2006, particularly those related to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the last seven years, we have recorded a net loss for all but one of those years. We expect to record a loss for 2006.

Our revenue has been derived from chemistry services performed for customers, primarily Pfizer, and research and development funding from our alliance with Hoffmann-LaRoche (“Roche”). Revenue, expenses and gross margin fluctuate from quarter to quarter based upon a number of factors, notably:  the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials; and our chemistry services contractual deliverables and the timing of the recognition of revenue under our revenue recognition policy (see the discussion of this under “Critical Accounting Policies” below).

Revenue from our chemistry services business will terminate in 2006 as a result of our strategic decision to exit this business and the subsequent decision by Pfizer to terminate its Collaborative

Agreement (“Agreement”) with us effective May 22, 2006. We believe Pfizer took such action in response to its changing requirements. We will not incur any financial penalty as a result of termination. We will continue to provide chemistry services to Pfizer pursuant to the Agreement through the effective date of termination. Since December 2001, we produced for Pfizer annually an average of approximately 160,000 synthetic chemical compounds and received average annual cash payments of approximately $50 million for those compounds and related services. The Agreement provides for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination.

On April 2, 2004 we announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway, including ARQ 501. Under the terms of the agreement, Roche obtained an option to license our E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and is providing financial support for ongoing research and development. Under this alliance, we are responsible for advancing drug candidates from early stage development to Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

On January 28, 2005, we completed a stock offering in which we sold 5.79 million shares of common stock at $5.25 per share for net proceeds of approximately $28.3 million after commissions and offering expenses. On May 2, 2005, we completed a transaction to sell our Woburn facility and simultaneously lease the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $39.3 million, net of commissions and closing costs. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,			% increase (decrease)
	2005	2004	2003	2004 to 2005	2003 to 2004
	(in millions)
Cash, cash equivalents and marketable securities	$140.6	$71.4	$76.7	97%	(7)%
Working capital	105.6	54.8	59.4	93%	(8)%

	2005	2004	2003
	(in millions)
Cash flow from:
Operating activities	$3.5	$5.9	$4.4
Investing activities	(36.2)	(11.6)	(1.4)
Financing activities	30.3	(6.0)	(1.4)

Cash flow from operating activities.   Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. In 2005, our net source of cash was primarily driven by the difference between the recognition of revenue and the timing of cash receipts from customers, which resulted in a net cash inflow of $5.5 million. This amount includes the receipt of $19.8 million from Pfizer in December 2005 as a termination payment resulting from their decision to terminate our collaboration on May 22, 2006. The other changes in operating cash flow in 2005, which net to an outflow of $2.0 million, related to miscellaneous differences between that timing of cash payments and expense recognition and, to a lesser extent, amounts paid as a security deposit on the lease of the Woburn facility.

Cash flow from investing activities.   Our net cash used in investing activities of $36.2 million in 2005 was comprised of net purchases of marketable securities of $72.3 million and acquisitions of fixed assets of $3.1 million, partially offset by the proceeds from the sale of our Woburn headquarters facility, net of commissions and closing costs, of $39.3 million. Net purchases of marketable securities reflect our investment of the net proceeds from the registered direct stock offering and the sale of the Woburn facility. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities.   Our net cash provided by financing activities of $30.3 million in 2005 was comprised of the net proceeds from our January 28, 2005 stock offering of $28.3 million, and $2.3 million of proceeds from the issuance of common stock associated with the exercise of outstanding stock options, partially offset by principal repayments on long-term debt and capital lease obligations of $0.3 million.

We have been cash flow positive from operations for seven consecutive years, although we do not expect to be cash flow positive from operations in 2006 as a result of our decision to exit our chemistry services business and the increased cost of developing our clinical candidates. We expect that our available cash and marketable securities, together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements for the next two or three years, depending on decisions we may make regarding our clinical trials.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product.  It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required, on satisfactory terms, or at all. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, which could delay the time to market for any of our product candidates.

Our contractual obligations were comprised of the following as of December 31, 2005 (in thousands):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$34,389	$4,824	$7,684	$7,458	$14,423
Purchase obligations	4,322	4,102	220	—	—
Total	$38,711	$8,926	$7,904	$7,458	$14,423

Included in the total minimum payments for operating leases is approximately $2.7 million related to unoccupied real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

In February 2004, the Company entered into an amended contract with Pfizer. The amendment modified the quantity and composition of compounds to be produced and delivered by ArQule, with a corresponding adjustment to the remaining contractual billings for undelivered elements under the contract. We concluded that the modification was substantial enough to require evaluation of the contract to determine if EITF 00-21 applied. We concluded that because the contract does contain multiple deliverables (license to technology, research services and compound deliveries) EITF 00-21 did apply. We determined that there was not sufficient evidence of fair value of the undelivered elements (compounds), and therefore the amended contract represented a single unit of accounting for revenue recognition purposes. As a result, in Q1 2004 ArQule began treating the amended Pfizer Agreement as a single unit of accounting and recognizing revenue based on the actual delivery of compounds against the estimated total compound deliveries over the remaining term of the contract. The total estimated number of compounds that ArQule delivers to Pfizer is based on management’s best estimate; changes in estimates of compounds to be delivered to Pfizer may result in adjustments to the amount of revenue we recognize per compound delivered.

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

Compound development revenue was derived from the following contractual elements in 2003, 2004 and 2005 (in thousands):

	2005	2004	2003
Non-refundable technology transfer payments	$10	$10	$6,467
Funding of compound development	236	1,643	4,780
Payments based on delivery of specialized compounds	46,050	45,790	48,042
Milestone payments	—	2,000	6,250
Total compound development revenue	$46,296	$49,443	$65,539

Before 2004, ArQule recognized revenue from Pfizer based on the individual contractual elements of the collaborative Agreement. As noted above, in 2004 as a result of the amended Pfizer Agreement and the adoption of EITF 00-21, the Company began to account for Pfizer revenue as a single unit of accounting. In 2004 and 2005, Pfizer revenue in the above table is fully included in “Payments based on delivery of specialized compounds.”

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

We believe that this charge represents a reasonably reliable estimate of the future benefits attributed to purchased IPR&D. The value assigned IPR&D (before the step-up adjustment) was the projected value of three Cyclis preclinical drug development projects based on various mechanisms of actions associated with the ACT technology. The valuation was determined using the income approach. Potential revenue and drug development expenses were projected through 2020 based on information obtained from management and from published third-party industry statistics for similar drug development businesses. Specifically, we estimated that the development of our current cancer programs through clinical trials to commercial viability could take approximately nine years and cost in excess of $500 million.  The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success, using a discount rate of 30%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Since the acquisition, nothing has occurred that would lead us to believe that the original estimates of the cost to develop these compounds, or their revenue potential, is materially different from the estimates used at the time of the acquisition for purposes of purchase accounting.

RESTRUCTURING CHARGES/CREDITS

Accruals for abandoned facilities under lease require significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligations. In the third quarter of 2004, we entered into a sublease for the Company’s abandoned facility in Redwood City, California. The term of the sublease extends through 2010, the remaining term of the Company’s primary lease. As a result of signing the sublease, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the subleasee’s ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the subleasee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $3.5 million.

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

At December 31, 2003, we performed an assessment of the fair value of our investment in a privately held proteomics company. This assessment included analysis of that company’s current financial condition, its prospects for generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this initial analysis it was our judgment that an impairment had occurred and that the fair value of our investment was $0.25 million, resulting in a non-cash loss on investment of $4.75 million. In the second quarter of 2005, events affecting the financial condition of the company caused us to conclude that the fair value of the investment had further declined, and as such, we recorded a non-cash loss on investment of $0.25 million to write-off the remaining carrying value of the investment.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

On September 27, 2005, we announced our intention to exit our chemistry services business when we had completed our existing Agreement with Pfizer in 2008. We concluded that our intention to exit our chemistry services business was a triggering event and that an impairment review was required. As a result of that review, we determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment in the quarter ended September 30, 2005. On December 2, 2005, we received notice that Pfizer had elected to terminate the Agreement, pursuant to the Agreement’s terms, effective May 22, 2006. We concluded that notification from Pfizer was also a triggering event and performed a second impairment review. As a result of this second review, we again determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment in the quarter ended December 31, 2005.

We are contractually required to perform under the terms of the Agreement until May 22, 2006 and, as such, the assets of the chemistry services business are considered “held for use” at December 31, 2005. Although we are actively seeking a potential buyer for the chemistry services business, the uncertainty of us successfully completing a sale transaction within one year, or deciding to abandon the assets, precludes us from classifying the assets of the chemistry services business as “assets to be disposed of by sale” at December 31, 2005. If it becomes probable that we will sell the chemistry services business, eliminate the associated cash flows, and have no continuing involvement, or we abandon the chemistry services assets and eliminate the associated cash flows with no intention of continuing involvement, we will at that time classify the chemistry services business as “assets to be disposed of by sale” on our balance sheet, and would report the chemistry services business as “discontinued operations” in our statements of operations in accordance with SFAS 144.

Based on our decision to exit our chemistry services business, we adjusted the depreciation lives on fixed assets used exclusively in that business in order to fully depreciate the remaining book value of those assets over the remaining period that we will provide services to Pfizer.

SALE LEASEBACK ACCOUNTING

On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment of $39.3 million, net of commissions and closing costs. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3.4 million. We also have options to extend the lease term for up to an additional ten years. In accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we reduced our net fixed assets by $33.7 million, representing the net book value of the assets sold on the date of the lease amendment, and realized a gain on the sale of $5.5 million, which has been deferred and will be amortized over the initial ten year lease term as a reduction in rent expense.

RESULTS OF OPERATIONS

Years ended December 31, 2003, 2004 and 2005:

Revenue

				% increase (decrease)
	2005	2004	2003	2004 to 2005	2004 to 2003
	(in millions)
Compound development revenue	$46.3	$49.4	$65.5	(6)%	(25)%
Research and development revenue	6.6	5.0	—	32%	—
Total revenue	$52.9	$54.5	$65.5	(3)%	(17)%

2005 as compared to 2004:   Compound development revenue in 2005 decreased by $3.1 million, or 6%, from 2004. Revenue from our chemistry-based collaboration with Pfizer was $46.1 million in 2005, approximately $0.3 million higher than in 2004. As discussed earlier, Pfizer has decided to terminate its collaboration with ArQule effective May 22, 2006. We will continue to produce compounds for Pfizer until that date and recognize revenue in 2006 based on compounds delivered. Offsetting the increase in compound development revenue from Pfizer were reductions in revenue from a) Wyeth of $2.0 million due to contractual milestone received in 2004 with no comparable revenue in 2005; b) Novartis of $0.8 million due to the wind down of this collaboration in February 2005; and c) Sankyo of $0.6 million due to this collaboration ending in 2004.   Research and development revenue is comprised primarily of revenue from Roche in connection with the alliance agreement. The increase in research and development revenue in 2005 is due to us recognizing nine months of revenue from the Roche agreement in 2004 compared to 12 months of revenue in 2005.

2004 as compared to 2003:   Compound development revenue in 2004 decreased by $16.1 million, or 25%, from 2003. Revenue from our chemistry-based collaboration with Pfizer was $45.8 million in 2004, a decrease of $9.4 million, or 17%, from 2003. Although the number of compounds delivered to Pfizer in 2004 was approximately the same as in 2003, in the fourth quarter of 2003 ArQule received a contractual milestone payment on an accelerated basis which increased 2003 revenue. Beginning in 2004, as a result of the amended Pfizer Agreement and the application of EITF 00-21, ArQule began recognizing revenue from Pfizer based solely on the number of compounds produced and shipped (i.e. all obligations were treated as a single unit of accounting) rather than based on individual contractual elements. See “Revenue Recognition” under “Critical Accounting Policies and Estimates” contained herein for more information. Compound development revenue was also lower in 2004 due to a reduction in revenue from Bayer of $6.8 million, Sankyo of $1.3 million, Pharmacia of $0.8 million and Johnson & Johnson of $0.4 million, all the result of contracts which ended at various times in 2003 and 2004. Partially offsetting the decrease was, a)

$2.0 million of milestone revenue from Wyeth related to the advancement by Wyeth of three compounds, the discovery of which were facilitated by a collaboration with ArQule; and b) an increase in revenue from Novartis of $0.7 million related to a compound development contract entered into in the latter half of 2003 that was in effect for all of 2004. Research and development revenue is comprised of nine months of revenue from Roche in connection with the alliance agreement signed in April 2004.

Cost of compound development revenue and gross margin percentage

				% increase (decrease)
	2005	2004	2003	2004 to 2005	2003 to 2004
	(in millions)
Cost of compound development revenue	$30.1	$31.6	$36.1	(5)%	(12)%
Gross margin% of revenue	35.0%	36.1%	45.0%	(1.1% pts)	(8.9% pts)

2005 as compared to 2004:   Cost of compound development revenue decreased by $1.5 million in 2005 primarily due to reduced material cost of $0.6 million due to conscious efforts to reduce spending and to deplete internal reserves of chemicals and supplies; lower facility costs of $1.4 million associated with closing our facility in Medford, Massachusetts, and lower depreciation charges of $0.5 million resulting from reduced capital spending in new equipment and a lower depreciable basis in our existing equipment. Partially offsetting these decreases was increased rental expenses of $0.8 million associated with our facility in Woburn, which we sold to a third-party and leased back in June 2005. Compound development gross margin percentage was lower in 2005 than 2004 due primarily to an inflated gross margin percentage in 2004 resulting from the inclusion of $2.0 million of revenue from Wyeth in 2004 associated with the achievement of contractual milestones for which there was no associated cost of revenue in 2004. Cost of compound development revenue will decrease in 2006 as a result of our decision to exit our chemistry services business after the completion of the Pfizer collaboration on May 22, 2006.

2004 as compared to 2003:   Cost of compound development revenue decreased in absolute dollars primarily due to: reduced material and supply costs necessary to satisfy the Bayer, Sankyo, Pharmacia and Johnson and Johnson contracts which ended at various times in 2003 and 2004; lower depreciation charges resulting from reduced capital spending in new equipment and a lower depreciable basis in existing capital equipment; and a reduction in personnel dedicated to compound development as a result of the amended Pfizer collaborative Agreement and the corporate restructuring in the first quarter of 2004 (see Restructuring related charges/credits below). Compound development gross margin percentage was lower in 2004 due partially to a) a higher gross margin percentage in 2003 as a result of the recognition of deferred revenue from Bayer at the end of that contract in 2003 for which the associated costs were incurred in prior years and the recognition of a contracted milestone from Pfizer on an accelerated basis which increased 2003 revenue with no associated cost, and b) a lower gross margin percentage in 2004 resulting from the lower overall level of revenue available to offset fixed overhead and facility-related expenses.

Research and development

				% increase (decrease)
	2005	2004	2003	2004 to 2005	2003 to 2004
	(in millions)
Research and development	$24.8	$20.3	$18.9	22%	7%

Overview

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of capital resources. We expect our research and development expense to increase as we continue to develop our portfolio of oncology programs.

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us to third-parties for preclinical and clinical trials in 2005 and since inception of each program were as follows (in thousands):

Oncology program	Current status	2005	Program-to-date
E2F modulation—ARQ 501	Phase 1	$2,588	$4,600
E2F modulation—ARQ-550RP program	Preclinical	364	447
Cancer Survival Protein modulation—ARQ-650RP program	Phase 1	2,522	2,801

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

2005 as compared to 2004:   The increase in research and development expense in 2005 is primarily due to an increase of $2.9 million in the cost of third-party services for pre-clinical studies, manufacturing and storage of our clinical candidates and the continued conduct of our Phase 1 clinical trials. We anticipate these third-party costs will continue to increase as we further develop our clinical candidates and begin Phase 2 clinical studies. Also contributing to the increase were  a.) increased personnel-related costs of $0.7 million as we continue to add scientists to further our development efforts;  b.) increased laboratory supply costs of $0.6 million as we continue our experimental testing; and, c.) increased facility-related costs of $0.5 million that reflects the additional costs to accommodate the increasing research and development headcount in addition to the increase in rental expense associated with the sale and leaseback of our Woburn facility in June 2005. As of December 31, 2005, we had 86 employees dedicated to our research and development program, up from 65 employees at December 31, 2004.

2004 as compared to 2003:   The increase in research and development expense in 2004 primarily consists of an increase in personnel-related cost of $1.2 million related to the hiring of additional scientists and $1.1 million related to the cost of pre-clinical and clinical trials to advance further the E2F program. The cost increases were partially offset by $0.7 million of costs incurred in 2003 related to the recruitment of a key employee and severance paid certain senior managers that were not incurred in 2004. At December 31, 2004, we had 65 employees dedicated to our research and development program, up from 47 at December 31, 2003.

Marketing, general and administrative

				% increase (decrease)
	2005	2004	2003	2004 to 2005	2003 to 2004
	(in millions)
Marketing, general and administrative	$8.7	$9.0	$9.6	(3)%	(6)%

2005 compared to 2004:   Marketing, general and administrative expenses decreased slightly in 2005, consistent with management’s continued efforts to minimize overhead spending. Increases in rent expense associated with the sale and leaseback of the Woburn facility were more than offset by lower depreciation expense due to lower capital spending and a lower depreciable asset base and generally lower spending on salaries, employee related costs and corporate insurance.

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

Acquisition related charges

	2005	2004	2003
	(in millions)
Acquisition related charges	$—	$—	$30.4

Acquisition related charges in 2003 represent purchased in-process research and development (“IPR&D”) that had not yet reached technical feasibility and had no alternative future use in connection with our 2003 acquisition of Cyclis. Approximately $14 million of the charge represents the fair value of the IPR&D. The remaining $16.4 million of the charge represents a step-up adjustment resulting from the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed which was allocated on a pro rata basis to the carrying value of acquired long-lived assets. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting policies and significant estimates.

Restructuring related charges/credits

	2005	2004	2003
	(in millions)
Restructuring charges/credits.	$—	$(0.4)	$1.2

In December 2002, we announced a restructuring of our operations in order to realign our workforce and expedite the transition towards becoming a drug discovery company. The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the termination of 128 employees in these facilities and our Massachusetts facilities. The Company recorded a restructuring charge of approximately $12.7 million, including facility related costs of $9.6 million. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale.

In October 2003, we completed an agreement with InPharmatica Ltd. to sell certain assets of its former operations in the United Kingdom. As a result, we reversed $0.3 million of restructuring accrual to reflect a change in its original estimate of the remaining lease obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, we were in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were terminated in January 2004. As a result, the adequacy of the accrual relative to the lease obligation and assumed sublease income for the California facility was reassessed, and based on continued deterioration in the local real estate market, an additional provision of $1.5 million was recorded in the fourth quarter of 2003.

In the first quarter of 2004, we implemented a restructuring to shift resources from our chemistry services business to our internal cancer therapy research. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions; 7 in chemistry-based research and development positions; and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1.1 million in the first quarter of 2004 for termination benefits.

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

Activities against the restructuring accrual in 2004 and 2005 were as follows (in thousands):

	Balance as of December 31, 2003	2004 Provisions/(Credits)	2004 Payments	Balance as of December 31, 2004
Termination benefits	$10	$1,072	$(1,082)	$—
Facility- related	6,160	(1,496)	(1,243)	3,421
Other charges	69	—	(69)	—
Total restructuring accrual	$6,239	$(424)	$(2,394)	$3,421

	Balance as of December 31, 2004	2005 Provisions/(Credits)	2005 Payments	Balance as of December 31, 2005
Facility- related	$3,421	$—	$(715)	$2,706

The facility-related accrual, which represents the difference between the Company’s lease obligation for its California facility and the amount of sublease payments it will receive under its sublease agreement, will be paid out through 2010.

On January 19, 2006, our Board of Directors authorized severance payments for employees in connection with a plan of termination for our chemistry services business. The severance benefits to be provided each affected employee (approximately 125 employees in total) will consist of cash payments and continuation of health care coverage. The amount of each individual employee’s benefit will be determined by the employee’s service level and tenure with the Company. The agreement cost associated with the plan of termination is estimated to be approximately $2.7 million, and we will record a restructuring charge in 2006. It is expected that the severance benefits will be fully paid by December 31, 2006.  We anticipate annualized savings in salaries and employee related costs of approximately $10 million as a result of these actions.

Interest income and expense

				% increase (decrease)
	2005	2004	2003	2004 to 2005	2003 to 2004
	(in millions)
Interest income	3.7	$1.3	$1.1	191%	11%
Interest expense	(0.4)	(0.2)	(0.5)	100%	(65)%
Interest income, net	$3.3	$1.1	$0.6	207%	78%

Interest income is derived from our portfolio of cash and short-term investments. Interest income increased year-to-year due to the increased average portfolio balance and to generally higher interest rates. Interest expense decreased in 2004 due to lower average debt balances and generally lower interest rates. Interest expense increased in 2005 due to interest charges incurred related to the sale of the Woburn facility. See “Critical Accounting Policies and Estimates” above for a discussion of our sale leaseback accounting.

Loss on investment

	2005	2004	2003
	(in millions)
Loss on investment.	$0.25	$—	$4.75

The losses on investment in 2003 and 2005 relates to impairment charges taken to write down the Company’s investment in a privately-held proteomics Company to its estimated fair value. See “Critical Accounting Policies and Estimates” above for a discussion of our accounting for investments in non-marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for ArQule in the first interim period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. Currently, we account for share-based payment transactions under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If we had included the fair value of employee stock options in our financial statements for the years ended December 31, 2003, 2004 and 2005, our net loss would have been as disclosed in Note 2 to the Consolidated Financial Statement included in Item 8 of this Form 10-K. We anticipate using the modified prospective method upon adoption, and expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ArQule, Inc.:

We have completed integrated audits of ArQule Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2006

ARQULE, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2005	2004
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$4,805	$7,131
Marketable securities	135,838	64,234
Accounts receivable	3,956	319
Prepaid expenses and other current assets	2,002	2,893
Total current assets	146,601	74,577
Property and equipment, net	8,025	44,895
Other assets	2,058	746
	$156,684	$120,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,668	$7,683
Current portion of long-term debt	—	144
Current portion of deferred revenue	32,735	11,968
Current portion of deferred gain on sale leaseback	552	—
Total current liabilities	40,955	19,795
Restructuring accrual, net of current portion	2,047	2,728
Long-term debt, net of current portion	—	17
Deferred revenue, net of current portion	3,576	15,226
Deferred gain on sale leaseback, net of current portion	4,648	—
Total liabilities	51,226	37,766
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 35,297,932 and 28,982,774 shares issued and outstanding at December 31, 2005 and 2004, respectively	353	290
Additional paid-in capital	302,730	271,805
Accumulated other comprehensive loss	(848)	(386)
Accumulated deficit	(196,777)	(189,257)
Total stockholders’ equity	105,458	82,452
	$156,684	$120,218

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
Compound development revenue	$46,296	$48,675	$65,077
Compound development revenue-related parties	—	768	462
Research and development revenue	6,628	5,012	—
	52,924	54,455	65,539
Costs and expenses:
Cost of compound development revenue	30,086	31,233	35,829
Cost of compound development revenue-related parties	—	384	231
Research and development	24,751	20,287	18,932
Marketing, general and administrative	8,688	8,982	9,560
Restructuring charges/ (credits)	—	(424)	1,239
Acquired in-process research and development.	—	—	30,359
	63,525	60,462	96,150
Loss from operations	(10,601)	(6,007)	(30,611)
Investment income	3,700	1,271	1,146
Interest expense	(369)	(185)	(536)
Loss on investment	(250)	—	(4,750)
Net loss	$(7,520)	$(4,921)	$(34,751)
Basic and diluted net loss per share	$(0.22)	$(0.17)	$(1.43)
Weighted average common shares outstanding—basic and diluted	34,619	28,819	24,333

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER			TOTAL
	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS
Balance at December 31, 2002	21,373,848	$214	$243,285	$(199)	$(149,585)	$93,715
Stock option exercises.	144,791	1	135			136
Employee stock purchase plan	116,984	1	384			385
Issuance of common stock in connection with Cyclis
acquisition	4,571,327	46	18,884			18,930
Issuance of common stock to Pfizer	2,517,821	25	7,975			8,000
Change in unrealized loss on marketable securities and derivatives				94		94	$94
Cumulative translation adjustment.				(32)		(32)	(32)
Net loss.					(34,751)	(34,751)	(34,751)
Balance at December 31, 2003	28,724,771	287	270,663	(137)	(184,336)	86,477
2003 Comprehensive
loss							$(34,689)
Stock option exercises.	139,483	2	603			605
Employee stock purchase plan.	118,520	1	409			410
Compensation related to the grant of common stock options.			130			130
Change in unrealized loss on marketable securities				(335)		(335)	$(335)
Cumulative translation adjustment				86		86	86
Net loss.					(4,921)	(4,921)	(4,921)
Balance at December 31, 2004	28,982,774	290	271,805	(386)	(189,257)	82,452
2004 Comprehensive
loss							$(5,170)
Stock option exercises	406,610	4	1,822			1,826
Employee stock purchase plan	120,453	1	465			466
Issuance of common stock from stock offering, net	5,788,095	58	28,291			28,349
Compensation related to the grant of common stock options			347			347
Change in unrealized loss on marketable securities				(462)		(462)	(462)
Net loss					(7,520)	(7,520)	(7,520)
Balance at December 31, 2005	35,297,932	$353	$302,730	$(848)	$(196,777)	$105,458
2005 Comprehensive
loss							$(7,982)

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2005	2004	2003
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(7,520)	$(4,921)	$(34,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,069	7,358	9,347
Amortization of premium/discount on marketable securities	276	443	336
Amortization of deferred gain on sale leaseback	(277)	—	—
Purchase of in-process research and development	—	—	30,359
Non-cash stock compensation.	347	130	—
Loss on investment .	250	—	4,750
Loss on disposal of fixed assets.	238	122	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,637)	422	(611)
Prepaid expenses and other current assets	891	(438)	144
Other assets	(1,562)	(184)	—
Accounts payable and accrued expenses	(17)	(1,928)	(4,618)
Deferred revenue	9,117	6,913	(676)
Restructuring accrual, net of current portion.	(681)	(2,020)	143
Net cash provided by operating activities	3,494	5,897	4,423
Cash flows from investing activities:
Purchases of marketable securities	(166,841)	(55,048)	(82,868)
Proceeds from sale or maturity of marketable securities	94,500	47,898	93,006
Acquisitions, net of cash acquired	—	—	(7,014)
Proceed from sale of fixed asset.	39,331	—	—
Additions to property and equipment	(3,147)	(4,433)	(4,496)
Net cash used in investing activities	(36,157)	(11,583)	(1,372)
Cash flows from financing activities:
Principal payments of capital lease obligations	(135)	(151)	(35)
Principal payments of long-term debt	(169)	(6,886)	(9,872)
Proceeds from stock offering, net	28,349	—	—
Proceeds from issuance of common stock, net	2,292	1,015	8,521
Net cash provided by (used in) financing activities	30,337	(6,022)	(1,386)
Effect of foreign exchange rates on cash and cash equivalents	—	—	(9)
Net increase (decrease) in cash and cash equivalents.	(2,326)	(11,708)	1,656
Cash and cash equivalents, beginning of period	7,131	18,839	17,183
Cash and cash equivalents, end of period	$4,805	$7,131	$18,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2003, 2004 and 2005 the Company paid approximately $536, $185 and $369 respectively, for interest expense. Net assets and liabilities assumed in the Cyclis acquisitions—see Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS

We are a biotechnology company engaged in the research and development of small molecules cancer therapies. We apply our proprietary technology platforms to develop small molecule compounds that we believe will selectively kill cancer cells while sparing normal cells. Our oncology portfolio consists of our lead clinical candidate, ARQ 501, based on our proprietary ACT platform, ARQ 197 based on our c-MET program, and several preclinical oncology programs.

We also provide chemistry services to collaborators and customers for their discovery programs, which has been part of our business since inception. In September 2005, we announced a strategic decision to exit our chemistry services business in order to focus operationally on developing our oncology portfolio. On December 2, 2005, we received notice that Pfizer Inc, pursuant to the terms of the Collaborative Agreement (“Agreement”) with ArQule, was terminating the Agreement effective on May 22, 2006. ArQule will continue to provide chemistry services to Pfizer through the effective date of termination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these financial statements are as follows:

Basis of Consolidation

The consolidated financial statements include the accounts of ArQule, Inc. and its wholly-owned subsidiaries Camitro Corporation and Camitro U.K. Ltd. (subsequently renamed ArQule U.K. Ltd.), which were acquired on January 29, 2001 (collectively, “we”, “us”, “our” and the “Company”). All intercompany transactions and balances have been eliminated. In September 2002, Camitro Corporation was merged into, and made part of, ArQule, Inc. In February 2005, ArQule U.K. Ltd. was formally dissolved. We acquired Cyclis Pharmaceuticals, Inc. (“Cyclis”) on September 8, 2003, at which time Cyclis was merged into ArQule and ceased to be a separate entity. The results of Cyclis’ operations and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition.

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

Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds, U.S. federal and state agency backed certificates, including auction rate certificates, corporate bonds and other investment grade debt securities that have strong credit ratings. As a matter of policy, we determine on a quarterly basis the fair market value of our investment portfolio. Our securities are recorded on our balance sheet at fair market value. Unrealized gains and losses on securities are included in stockholders’

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

equity, net of related tax effects. If the fair market value of a marketable security declines below its cost basis, and, based upon our consideration of all available evidence, we conclude such decline is “other than temporary”, we mark the investment to market through a charge to current earnings. At December 31, 2004 and 2005, we have classified these investments as available-for-sale.

Fair Value of Financial Instruments

At December 31, 2004 and 2005, our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of these instruments approximate their fair values.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity securities are accounted for under the cost method if ArQule owns less than 20 percent of the outstanding stock of the investee and our management determines we do not exert significant influence over the management of the investee. We assess the fair value of investments in non-marketable equity securities quarterly, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. In the event fair value is determined to be less than the carrying value of an investment, the carrying value is written down to fair value if the decline in value is significant and is deemed to be other than temporary. Since there is no readily available market information concerning the fair value of these investments, such assessments require significant management judgment in analyzing the investee’s financial position and projected future financial results and cash flows. Although the estimates used to reflect our best estimates of fair value based upon available information, the use of different estimates could yield different conclusions concerning the recoverability of the carrying value of investments.

Foreign Currency

Our former foreign subsidiary, ArQule U.K. Ltd., designated the Great Britain Pound Sterling as its functional currency. Financial statements of this foreign subsidiary were translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Revenue and other expense elements were translated at rates that approximate the rates in effect on the transaction dates. Related cumulative translation adjustments were included as a component of equity in the consolidated balance sheet. As of December 31, 2004, all activity in ArQule U.K. Ltd. had ceased and all assets and liabilities have been transferred to the parent company. ArQule U.K. Ltd. was dissolved effective February 1, 2005.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenue Recognition—Compound Development Revenue

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

In February 2004, the Company entered into an amended contract with Pfizer. The amendment modified the quantity and composition of compounds to be produced and delivered by ArQule, with a

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

corresponding adjustment to the remaining contractual billings for undelivered elements under the contract. We concluded that the modification was substantial enough to require evaluation of the contract to determine if EITF 00-21 applied. We concluded that because the contract does contain multiple deliverables (license to technology, research services and compound deliveries) EITF 00-21 did apply. We determined that there was not sufficient evidence of fair value of the undelivered elements (compounds), and therefore the amended contract represented a single unit of accounting for revenue recognition purposes. As a result, in Q1 2004 ArQule began treating the amended Pfizer Agreement as a single unit of accounting and recognizing revenue based on the actual delivery of compounds against the estimated total compound deliveries over the remaining term of the contract.  The total estimated number of compounds that ArQule delivers to Pfizer is based on management’s best estimate; changes in estimates of compounds to be delivered to Pfizer may result in adjustments to the amount of revenue we recognize per compound delivered.

Pfizer notified us in December 2005 that, in accordance with the provisions of the Agreement, it was terminating their collaboration with us effective May 22, 2006.  In accordance with the terms of the Agreement we received $19,750 in December 2005 in connection with the termination. We are required to perform under the terms of the contract during the period from Pfizer’s termination notification to us through the effective termination date of the contract, and we will recognize revenue based on the total number of compounds delivered to Pfizer during that time.

Compound development revenue was derived from the following contractual elements in 2005, 2004 and 2003:

	2005	2004	2003
Non-refundable technology transfer payments	$10	$10	$6,467
Funding of compound development	236	1,643	4,780
Payments based on delivery of specialized compounds	46,050	45,790	48,042
Milestone payments	—	2,000	6,250
Total compound development revenue	$46,296	$49,443	$65,539

Before 2004, ArQule recognized revenue from Pfizer based on the individual contractual elements of the collaborative Agreement. As noted above, in 2004 as a result of the amended Pfizer Agreement and the adoption of EITF 00-21, the Company began to account for Pfizer revenue as a single unit of accounting. In 2004 and 2005, Pfizer revenue in the above table is fully included in “Payments based on delivery of specialized compounds.”

Revenue Recognition—Research and Development Revenue

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

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Cost of Compound Development Revenue

Cost of compound development revenue represents the actual costs incurred in connection with performance pursuant to our chemistry-based collaborative agreements and the costs incurred to develop and produce compounds under these agreements. These costs consist primarily of payroll and payroll-related costs, chemicals, supplies and overhead expenses.

Research and Development Costs

Costs of internal research and development, which are expensed as incurred, are comprised of the following types of costs incurred in performing research and development activities and those incurred in conjunction with research and development revenue: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Development costs incurred in connection with chemistry services collaborations are included in cost of compound development revenue. We incurred research and development expenses of $49,291, $20,287, and $24,751 in 2003, 2004 and 2005, respectively, including amounts assigned to acquired in-process technology of $30,359 in 2003. The value assigned to acquired in-process technology, which was charged to operations upon acquisition, was determined by identifying and valuing those acquired in-process research projects for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. See Note 4 for additional information.

Restructuring Charges/Credits

The Company accounts for restructuring charges/credits in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accruals are established for one-time employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination that meets the following criteria and has been communicated to employees:  a) specifically identifies the number, location and job level of employees to be terminated, b) specifies the benefits terminated employees are to receive, c) assures that employees will be terminated within one year. Accruals are established for property and equipment and facility-related costs for facilities that have been abandoned and which have no future economic benefit to the Company at the time the Company ceases to occupy the facility.

Accruals for property and equipment and facility related costs of abandoned facilities require significant management judgment and the use of estimates, including assumptions concerning our ability to sublease certain operating leases for abandoned real estate and the ability of a sublessee to fulfill its contractual sublease obligation. Estimates of the time required to sublease facilities and sublease rates the

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company will receive are based on management’s analysis of the local real estate markets and general economic conditions in the regions of the abandoned facilities.  If either the time it takes to sublease these facilities or the actual sublease rates achieved differ from the Company’s assumptions, we may be required to adjust our restructuring accrual and record a restructuring charge or credit. When abandoned facilities are subleased, the Company must estimate the ability of the sublessee to satisfy the contractual lease obligation based on its financial position and projected ability to generate future working capital. If the sublessee’s actual performance on the sublease is different from the Company estimates, we may be required to adjust our restructuring accrual and record a restructuring charge or credit.

Impairment or Disposal of Long-Lived Assets

We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

On September 27, 2005, we announced our intention to exit our chemistry services business when the Agreement with Pfizer ended in 2008. We concluded that our intention to exit our chemistry services business was a triggering event and that an impairment review was required. As a result of that review, we determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment in the quarter ended September 30, 2005.

On December 2, 2005, we received notice that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. We concluded that notification from Pfizer was also a triggering event and performed a second impairment review. As a result of this second review, we again determined that the anticipated undiscounted future cash flows from our chemistry services business exceeded the net carrying value of the group of long-lived assets attributed to that business, and therefore there was no impairment in the quarter ended December 31, 2005.

We are contractually required to perform under the terms of the Agreement until May 22, 2006 and, as such, the assets of the chemistry services business are considered “held for use” at December 31, 2005. Although we are actively seeking a potential buyer for the chemistry services business, the uncertainty of us successfully completing a sale transaction within one year, or deciding to abandon the assets, precludes us from classifying the assets of the chemistry services business as “assets to be disposed of by sale” at December 31, 2005. If it becomes probable that we will sell the chemistry services business, eliminate the associated cash flows, and have no continuing involvement, or we abandon the chemistry services assets and eliminate the associated cash flows with no intention of continuing involvement, we will at that time classify the chemistry services business as “assets to be disposed of by sale” on our balance sheet, and would report the chemistry services business as “discontinued operations” in our statements of operations in accordance with SFAS 144.

Based on our decision to exit our chemistry services business, we adjusted the depreciation lives on fixed assets used exclusively in that business in order to fully depreciate the remaining book value of those assets over the remaining period that we will provide services to Pfizer.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Interest Rate Swap Agreement

We utilized interest rate swap agreements that expired on June 30, 2003 and June 30, 2004 in order to reduce the impact of changes in interest rates on our term loans. Any differences paid or received on interest rate swap agreements were recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate of the underlying obligations. There were no swap agreements outstanding at December 31, 2005.

Segment Data

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are principally engaged in one operating segment. See Note 16 with respect to significant customers. Substantially all of our revenue since inception has been generated in the United States and substantially all of our long-lived assets are located in the United States.

Income Taxes

Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase of 3,895,918, 4,228,511, and 4,084,265 shares of common stock were not included in the 2003, 2004 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) (as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure) requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2005, we had three stock-based compensation plans, which are described more fully in Note 13. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for our employee stock option

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
NET LOSS
Net loss as reported	$(7,520)	$(4,921)	$(34,751)
Add: Stock-based employee compensation expense included in reported net loss	289	130	—
Less: Stock-based employee compensation under the fair-value method of SFAS 123	(4,615)	(5,737)	(5,602)
Pro forma net loss	$(11,846)	$(10,528)	$(40,353)
Basic and diluted net loss per share
As reported	$(0.22)	$(0.17)	$(1.43)
Pro forma	$(0.34)	$(0.37)	$(1.66)

For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. The model was calculated using the following weighted-average assumptions: no dividend yield for all years; volatility of 95% for 2003 and 2004, and 80% for 2005; risk-free interest rates of 2.0% in 2003, 3.70% in 2004, and 4.39% in 2005; expected lives of 6 to 18 months for options granted under the Employee Stock Purchase Program; and expected lives of 5 years in 2003 and 2004, and 4.5 years in 2005 for all other options granted.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (losses) were $62, ($249), and ($462) in 2003, 2004 and 2005 respectively, and is composed of unrealized gains and losses on marketable securities and interest rate swaps and foreign currency translation adjustments.

Reclassifications

Amortization of premium/discount on marketable securities in the Consolidated Statements of Cash Flow for the years ended December 31, 2004 and 2003 have been reclassified to conform with the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for ArQule in the first interim period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If we had included the fair value of employee stock options in our financial statements for the years ended December 31, 2003, 2004 and 2005, our net loss would have been as disclosed under “Stock-Based Compensation” above. We anticipate using the modified prospective method upon adoption, and expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statement “SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

3. RELATED PARTIES

We have entered into a number of license, research and development agreements (the “Agreements”) with corporate collaborators. Two separate agreements were entered into with Solvay Duphar B.V. (“Solvay”), and Novartis Institute for BioMedical Research, Inc., an affiliate of Novartis AG (“Novartis”). Revenue related to these agreements is included in compound development revenue-related parties during the period that certain members of our Board of Directors were employed at those companies. One current member of our Board of Directors is currently employed by Solvay, and one current member of our Board of Directors was employed by Novartis until August 2004. There are no amounts due to or from related parties as of December 31, 2005 and 2004, or revenue from related parties in 2005.

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

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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
$25,939

Upon consummation of the Cyclis acquisition, we immediately charged to income $30,359 representing purchased IPR&D that had not yet reached technical feasibility and had no alternative future use. Approximately $14,000 of the charge represents the fair value of the IPR&D; the remaining $16,359 of the charge represents the aforementioned step-up adjustment. The value assigned IPR&D (before the step-up adjustment) was composed of the projected value of three Cyclis preclinical drug development projects based on various mechanisms of actions associated with the ACT technology. The valuation was determined using the income approach. Potential revenue and drug development expenses were projected through 2020 based on information obtained from management and from published third-party industry statistics for similar drug development businesses. The expenditures that will be necessary to complete the clinical trials are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the estimate of time and cost to complete can be affected by factors such as the number of patients required to participate in the trials, the number of clinical sites involved in the trials, the length of time required to enroll a suitable number of patients and the type, complexity, novelty and intended use of a product. We estimate that the development of these acquired projects through clinical trials to commercial viability will take approximately nine years and cost in excess of $500,000. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success, using a discount rate of 30%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Since the acquisition, nothing has occurred that would lead us to believe that the original estimates of the cost to develop these compounds, or their revenue potential, is materially different from the estimates used at the time of the acquisition for purposes of purchase accounting.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. COLLABORATIONS AND ALLIANCES

Chemistry-Based Collaborations

Pfizer.   Our largest chemistry-based collaboration is with Pfizer. Since the inception of this relationship in 1999, we have managed and staffed a facility that produces collections of chemical compounds exclusively for Pfizer using our automated high-speed compound production system. Pfizer received a non-exclusive license to use this system in its internal production program. The original contract with Pfizer was expanded in December 2001 and renegotiated in February 2002. Since December 2001, we produced for Pfizer annually an average of approximately 160,000 chemical compounds. We have received payments of approximately $285 million from Pfizer since the inception of the relationship in 1999. Pfizer made an equity investment in our company of $10,000 in 2001, at the onset of the expanded agreement, plus investments totaling $8,000 in 2003 based on the achievement of certain delivery milestones. Pfizer owns all rights in compounds produced pursuant to the collaboration.

We received notice on December 2, 2005 that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. We will continue to provide chemistry services to Pfizer pursuant to the Agreement through the effective date of termination. The Agreement provides for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19,750 in December 2005 in connection with the termination. This amount was recorded as deferred revenue and is being recognized to revenue as compounds are delivered through the termination date of the collaboration.

Also, we successfully completed major collaborations with Bayer, Solvay, GlaxoSmithKline, Pharmacia, Wyeth Pharmaceuticals, Johnson & Johnson, Sankyo, and Novartis. The collaboration agreements contain trailing obligations of our collaborators to, under specified circumstances, make milestone and royalty payments.

Bayer.   In October 1999, we entered into a three-year collaboration with Bayer AG to produce large collections of compounds designed exclusively for Bayer in accordance with its specifications. We refer to such collections as Custom ArrayTM libraries. In December 2002, we extended the production period until September 30, 2003. Bayer owns all rights in compounds for an initial period, after which we will co-own rights in compounds that Bayer has not claimed in a patent application. We received a $3,000 upfront payment and an additional $28,017 during the term of the agreement for delivery and success fees. As of December 31, 2005, we have completed our contractual obligations and have received a total of $31,017 under this agreement. Bayer will pay no milestones or royalties to us on compounds that they develop and market.

Solvay.   In November 1995, we entered into a five-year agreement with Solvay Duphar B.V. Under this agreement, Solvay subscribed to our Mapping ArrayTM and Directed ArrayTM Programs and received a non-exclusive license to our AMAP Chemistry Operating System. This agreement was superseded by an amended and restated agreement with Solvay Pharmaceuticals, B.V., which became effective on January 1, 2001. The amended agreement extended the collaboration through December 31, 2003. Under the amended agreement, Solvay received our Compass ArrayTM libraries and continued to access our Directed ArrayTM Programs. As of December 31, 2005, we have received $20,700 under the original and amended agreements, both of which are complete. Solvay must also make additional payments if we achieve certain

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

development milestones and pay royalties on sales of any drugs that result from the relationship. To date, we have not received any milestone or royalty payments. In connection with the original collaboration in 1995, an affiliate of Solvay, Physica B.V., made a $7,000 equity investment in ArQule.

GlaxoSmithKline.   In November 2000, we entered into a five-year collaboration and license agreement with SmithKline Beecham Corporation (now GlaxoSmithKline). Under the terms of the agreement, GlaxoSmithKline received access to our Compass Array libraries and Mapping Array libraries for screening primarily in the anti-infective field. GlaxoSmithKline elected to terminate the agreement in November 2002, before the end of the five-year term. As of December 31, 2005, we have received $1,469 under this collaboration. GlaxoSmithKline has agreed to pay us development milestones and royalties on sales of products resulting from the collaboration. To date, we have not received any milestone or royalty payments.

Pharmacia.   We entered into a five-year collaboration with Monsanto Company (now Pharmacia Corporation) in December 1996. Under this agreement, we provided Monsanto with access to our Mapping and Directed Array Programs and Compass Array and Mapping Array libraries. Pharmacia has made payments totaling $12,718 under this agreement. In addition, Monsanto has agreed to pay us development milestones and royalties from the sales of products resulting from the collaboration. In July 1998, we received a milestone payment for a Mapping Array compound selected by Monsanto for entry into field trials. In March 2002, we entered into a one-year technical access agreement with Pharmacia Corporation that granted Pharmacia non-exclusive access to our proprietary ADMET simulation technology. In March 2003, we extended the technical access agreement to June 30, 2003. As of December 31, 2005, we have satisfied our contractual obligations with Pharmacia.

Sankyo.   In November 1997, we entered into a three-year agreement with Sankyo Company, Ltd. to discover and optimize drug candidates. Under the terms of the agreement, Sankyo received a subscription to our Mapping ArrayTM Program. The program involved a large collection of compounds provided on a non-exclusive basis to several pharmaceutical companies as a tool to discover new lead compounds. Sankyo also committed to a minimum number of Directed ArrayTM Programs during the term of the agreement. In April 2001, we extended our agreement with Sankyo through June 2004 to include access to the Compass ArrayTM libraries, which are a subset of the Mapping ArraysTM, in addition to continuing to use our Directed ArrayTM Program, which involves a target-focused library. The total value of the extended agreement is up to $14,892 in committed payments of which, as of December 31, 2005, we have received the entire balance. To date, we have not received any milestone or royalty payments under this agreement.

Wyeth Pharmaceuticals.   In July 1997, we entered into a four and one half year agreement with Wyeth Pharmaceuticals (“Wyeth”). Under this agreement, Wyeth subscribed to our Mapping Array and Directed Array Programs. We discontinued our Mapping Array Program as of 2002, and as a consequence and in agreement with Wyeth, we did not renew our collaboration. Wyeth has continuing rights to screen the compounds from the Mapping and Directed Array Programs and continuing obligations to pay us development milestones and royalties from the sales of products resulting from compounds we shipped during the collaboration. Wyeth has filed two INDs based upon compounds from our Direct Array Program; one is currently in phase 1 clinical trials, while Wyeth has ceased development on the second. A third compound derived from our collaboration is progressing within Wyeth’s internal development track. Through December 31, 2004, Wyeth has made milestone payments to us in connection with these

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

compounds in October 2002, February 2004, December 2004, and February 2005. As of December 31, 2005, we have received $28,384 under this agreement.

Johnson & Johnson.   In December 1998, we entered into a three-year collaboration with R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, Inc., in which R.W. Johnson subscribed to our Mapping Array Program. We discontinued our Mapping Array Program as of 2002, and, as a consequence and in agreement with R.W. Johnson, we did not renew our collaboration. As of December 31, 2005, we have received $8,995 under this agreement. In addition, R.W. Johnson has agreed to pay us developmental milestones and royalties from sales of any products resulting from this collaboration. To date, we have not received any milestone or royalty payments.

Novartis Institute for BioMedical Research, Inc.   On September 3, 2003, we entered into a one year chemistry services collaboration with Novartis Institute for BioMedical Research, Inc. (“Novartis”), an affiliate of Novartis AG. As part of the collaboration we applied our integrated chemistry technology platform to generate and optimize small molecule compounds for NIBRI’s anti-infective drug discovery program. In September 2004, this contact was extended six months. As of December 31, 2005, we have received $1,500 from NIBRI, under the collaborative agreement, which is now complete.

Research and Development Alliance

On April 2, 2004, ArQule announced an alliance with Hoffmann-La Roche (“Roche”) to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound, which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15,000, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276,000 in pre-determined payments, plus royalties based on net sales. Additionally, ArQule has the option to co-promote products in the U.S.  Revenue from the Roche alliance is included in research and development revenue in the consolidated statements of operations.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

6. MARKETABLE SECURITIES

The following is a summary of the fair market value of available-for-sale marketable securities we held at December 31, 2004 and 2005:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
Due within 1 year	$16,202	$—	$(73)	$16,129
Due within 1 to 5 years	35,038	13	(298)	34,753
Due after 10 years	12,676	—	—	12,676
Total corporate bonds	63,916	13	(371)	63,558
US federal and state agency backed securities
Due within 1 year	32,644	—	(379)	32,265
Due within 1 to 5 years	16,678	—	(111)	16,567
Due after 10 years	23,448	—	—	23,448
Total US federal and state agency backed securities	72,770	—	(490)	72,280
Total marketable securities	$136,686	$13	$(861)	$135,838

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds
Due within 1 year	$9,206	$—	$(31)	$9,175
Due after 10 years	3,286	—	(33)	3,253
Total corporate bonds	12,492	—	(64)	12,428
US federal and state agency backed securities
Due within 1 year	30,039	—	(245)	29,794
Due within 1 to 5 years	5,224	—	(77)	5,147
Due after 10 years	16,865	—	—	16,865
Total US federal and state agency backed securities	52,128	—	(322)	51,806
Total marketable securities	$64,620	$—	$(386)	$64,234

At December 31, 2004 and 2005, marketable securities are carried at fair market value and are classified as current as the funds are highly liquid and are available to meet working capital needs and to fund current operations. The net unrealized losses on marketable securities at December 31, 2004 and 2005 were $386 and $848, respectively.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

The following table summarizes our investments with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 Months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. federal or state agency backed securities	$16,241	$219	$23,954	$271	$40,195	$490
Corporate bonds	36,522	324	4,149	47	40,671	371
Total temporarily impaired securities.	$52,763	$543	$28,103	$318	$80,866	$861

The  securities summarized above represent a total of 49 investments purchased by the Company in order to maximize its return on liquid assets in excess of its immediate needs. The temporary impairments relate to unfavorable market interest rate fluctuations that have decreased the fair value of the investments below the original investment cost. The Company believes these fluctuations are temporary and therefore has not realized an impairment loss on these investments at December 31, 2005.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	USEFUL LIFE ESTIMATED	DECEMBER 31
	(YEARS)	2005	2004
Land	—	$—	$6,487
Buildings	30	—	14,230
Machinery and equipment	5	24,612	31,111
Leasehold improvements	3-10	1,975	30,118
Furniture and fixtures	7	1,204	1,703
Computer equipment	3	5,952	13,170
Construction-in-progress	—	136	434
		33,879	97,253
Less-accumulated depreciation and amortization		25,854	52,358
		$8,025	$44,895

On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3,409. We also have options to extend the lease term for up to an additional ten years. In accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we reduced our net fixed assets by $33,709, representing the net book

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

value of the assets sold on the date of the lease amendment, and realized a gain on the sale of $5,477, which has been deferred and will be amortized over the initial ten year lease term as a reduction in rent expense.

8. OTHER ASSETS

Other assets include the following:

	DECEMBER 31,
	2005	2004
Investment in unconsolidated affiliate	$—	$250
Security deposits	956	496
Prepaid rent, net of current portion rent	735	—
Other long-term prepaid assets	367	—
Total other assets	$2,058	$746

In July 2001, we purchased approximately 1.8 million preferred shares of a privately owned proteomics company for $5,000. This represented an approximately 8% ownership interest. We accounted for this under the cost method as we did not exert significant influence in the company. This investment was included in other assets on the Consolidated Balance Sheet. We assessed the fair value of this investment quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. At December 31, 2003, we performed such an assessment based on an analysis of the investment’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that a permanent impairment had occurred and that the fair value of our investment was $250, resulting in a non-cash loss on investment of $4,750. In the second quarter of 2005, events affecting the financial condition of the investment caused us to conclude that the fair value of the investment had further declined, and as such, we recorded a non-cash loss on investment of $250 million to write-off the remaining carrying value of this investment.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

	DECEMBER 31,
	2005	2004
Accounts payable	$267	$1,307
Accrued payroll	3,049	1,972
Accrued professional fees	2,609	1,469
Accrued restructuring-current portion .	659	693
Accrued loss on sublease	—	637
Other accrued expenses	1,084	1,605
	$7,668	$7,683

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

10. RESTRUCTURING ACTIONS

In December 2002, we announced a major restructuring of our operations in order to realign our workforce and expedite the transition towards becoming a drug discovery company. The restructuring actions included closing our facilities in Redwood City, California and Cambridge, United Kingdom, along with the termination of 128 employees in these facilities and our Massachusetts facilities. The Company recorded a restructuring charge of approximately $12,695, including a facility-related charge of $9,607. Facility-related costs relate to the remaining lease payment obligations associated with the abandonment of our facilities in Redwood City, California and Cambridge and the non-cash write-off of leasehold improvements and equipment no longer expected to provide future economic benefit at the abandoned facilities, less assumed proceeds from sale.

In October 2003, we completed an agreement with InPharmatica Ltd. to sell certain assets of our former operations in the United Kingdom. As a result, we reversed $290 of restructuring accrual to reflect a change in its original estimate of the remaining lease obligations and assumed sublease income in the United Kingdom. Throughout the latter half of 2003, we were in negotiations with a third-party to sublease its facility in California on favorable terms. Those negotiations were terminated in January 2004. As a result, the adequacy of the accrual relative to the lease obligation and assumed sublease income for the California facility was reassessed, and based on continued deterioration in the local real estate market, an additional provision of $1,529 was recorded in the fourth quarter of 2003.

In the first quarter of 2004, we implemented a restructuring to shift resources from our chemistry services business to our internal cancer therapy research. The restructuring included the termination of 53 staff and managerial employees, or approximately 18% of the workforce, in the following areas: 30 in chemistry production positions, 7 in chemistry-based research and development positions and 16 in administrative positions. In connection with these actions we recorded a restructuring charge of $1,072 in the first quarter of 2004 for termination benefits.

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

The original facility-related restructuring charge for abandoning the California and United Kingdom facilities took place in 2002 and was accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This guidance required liabilities for future obligations for abandoned real estate to be recorded based on the estimated, non-discounted future net cash flows. Consequently, the subsequent adjustments to the facility-related accrual in 2003 and 2004 were also recorded on the basis of non-discounted future net cash flows.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

Activities against the restructuring accrual in 2004 and 2005 were as follows:

	Balance as of December 31, 2003	2004 Provisions/(Credits)	2004 Payments	Balance as of December 31, 2004
Termination benefits	$10	$1,072	$(1,082)	$—
Facility- related	6,160	(1,496)	(1,243)	3,421
Other charges	69	—	(69)	—
Total restructuring accrual	$6,239	$(424)	$(2,394)	$3,421

	Balance as of December 31, 2004	2005 Provisions	2005 Payments	Balance as of December 31, 2005
Facility-related	$3,421	$—	$(715)	$2,706

The facility-related accrual, which primarily represents the difference between the Company’s lease and other facility related obligations for its California facility and the amount of sublease and other payments it will receive under its sublease agreement, will be paid out through 2010. The portions of the restructuring accrual that are expected to be paid out within one year and longer than one year are included in the Consolidated Balance Sheet under “Accounts payable and accrued expenses” and  “Restructuring accrual - long-term portion”, respectively.

Accruals for abandoned facilities under lease requires significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligation. As a result of signing the sublease for the California facility, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the subleasee’s ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the subleasee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $3,529.

On January 19, 2006, our Board of Directors authorized severance payments for employees in connection with a plan of termination for our chemistry services business. The severance benefits to be provided each affected employee (approximately 125 employees in total) will consist of cash payments and continuation of health care coverage. The amount of each individual employee’s benefit will be determined by the employee’s service level and tenure with the Company. The cost associated with the plan of termination is estimated to be approximately $2,700, and will be recorded as a restructuring charge in 2006. It is expected that the severance benefits will be fully paid by December 31, 2006.

11. DEBT

Beginning in 1999, the Company entered into various term loan agreements with Fleet National Bank (now Bank of America) to finance equipment purchases, the acquisition of its facility and land in Woburn, Massachusetts and the build out of its leased facility in Redwood City, California. These amounts were fully repaid in 2004.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

In connection with the Cyclis acquisition, ArQule assumed total long term debt of $2,572. Of this amount, $2,500 plus accrued interest was repaid at closing. The remaining obligation represents two promissory notes with a lender that were fully repaid in 2005.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to one million shares of preferred stock. As of December 31, 2005 and 2004 there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

Common Stock

Our amended Certificate of Incorporation authorizes the issuance of up to 50 million shares of $0.01 par value common stock.

At December 31, 2005, we have 3,560,252 common shares reserved for future issuance under the Employee Stock Purchase Plan and for the exercise of common stock options pursuant to the Equity Incentive Plan and the Directors Plan.

On January 28, 2005, we completed a stock offering whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of $28,349 after commissions and offering expenses.

13. STOCK OPTION PLANS

During 2005, our Shareholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares available to 9,600,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2005, no stock appreciation rights have been issued. At December 31, 2005, there were 3,035,160 shares available for future grant under the Equity Incentive Plan.

During 2005, our Shareholders approved an amendment to the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) to increase the number of shares available to 500,500. During 2003, our shareholders approved and amended the Director Plan to: (i) increase the number of shares of our common stock automatically granted to a director upon his or her initial election to our board of directors from 7,500 shares to 10,000 shares and (ii) increase the number of shares of our common stock automatically granted to directors upon their continuation on our board immediately after each annual meeting from 3,500 shares to 5,000 shares. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2005, options to purchase 317,500 shares of common stock have been granted under this plan of which

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

285,668 shares are currently exercisable. As of December 31, 2005, 183,000 shares are available for future grant.

During 2005, we issued 13,500 fully-vested options to certain members of our Scientific Advisory Board under the Equity Incentive Plan. In 2004, we issued 12,000 such grants. There were no such grants in 2003. Compensation expense in 2005 and 2004 was $58 and $54, respectively. In 2005, we amended the terms of certain options awarded to employees whose positions were terminated, resulting in a non-cash charge of $289. In connection with our restructuring actions in February 2004, the Company amended the terms of certain options awarded to employees whose positions were eliminated, resulting in a non-cash restructuring charge of $76.

Option activity under the Plans for the years ended December 31, 2003, 2004 and 2005 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2002	3,690,317	$10.54
Granted	960,115	3.76
Exercised	(144,791)	0.91
Cancelled	(609,723)	10.44
Outstanding as of December 31, 2003	3,895,918	9.24
Granted	1,067,125	5.38
Exercised	(139,483)	4.34
Cancelled	(595,049)	11.55
Outstanding as of December 31, 2004	4,228,511	8.10
Granted	1,199,705	6.42
Exercised	(406,610)	4.50
Cancelled	(937,341)	10.53
Outstanding as of December 31, 2005	4,084,265	$7.41
Exercisable as of December 31, 2005	2,206,639	$8.59
Weighted average estimated value of options granted during the year ended December 31, 2005		$4.52

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

The following table summarizes information about options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2005	Weighted Average Exercise Price
$0.00—2.80	3,000	7.2	$2.19	3,000	$2.19
2.80—5.60	1,962,027	6.2	4.65	1,169,413	4.57
5.60—8.40	1,205,068	8.6	6.48	183,397	6.37
8.40—11.20	295,310	4.7	9.95	293,810	9.95
11.20—14.00	290,892	5.6	13.42	229,864	13.39
14.00—16.80	27,000	3.4	16.08	26,187	16.07
16.80—19.60	162,718	4.0	18.16	162,718	18.16
19.60—22.40	89,500	4.3	20.04	89,500	20.04
22.40—25.20	17,750	4.6	23.13	17,750	23.13
25.20—28.00	31,000	5.0	28.00	31,000	28.00
	4,084,265	6.6	$7.41	2,206,639	$8.59

In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. As of December 31, 2005, 887,908 shares have been purchased pursuant to the Purchase Plan. In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued from 1,020,000 shares to 1,230,000 shares. As of December 31, 2005, there were 342,092 shares available for future sale under the Employee Stock Purchase Plan.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

14. INCOME TAXES

The current and deferred tax expenses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	10
Foreign (U.K.)	—	—	—
	$—	$—	$10

	2005	2004	2003
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign (U.K.)	—	—	—
	$—	$—	$—

Tax expense is included in marketing, general and administrative expense.

The following is a reconciliation between the U.S. federal statutory rate and the effective rate for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Income tax benefit (expense) at statutory rate	$2,557	$1,673	$11,815
State tax benefit (expense), net of Federal tax benefit (expense)	423	257	273
Permanent items	(108)	(34)	(10,330)
Effect of change in valuation allowance	(3,649)	4,445	(2,865)
Stock-based compensation.	—	(6,542)	—
Tax credits	893	470	757
Other	(116)	(269)	340
Tax expense	$—	$—	$(10)

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

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

	DECEMBER 31,
	2005	2004	2003
Deferred tax assets:
Pre-operating costs capitalized for tax purposes	$62	$81	$133
Net operating loss carryforwards	35,231	36,054	25,064
Tax credit carryforwards	10,651	10,076	10,537
Equity based compensation	43	22	6,542
Book depreciation in excess of tax	3,109	776	(250)
Reserves and accruals	1,042	1,862	4,371
Deferred revenue	3,004	1,138	8,005
Loss on investment.	2,013	1,890	1,890
Other	25	26	59
	55,180	51,925	56,351
Valuation allowance	(55,180)	(51,925)	(56,351)
Deferred tax liabilities:
Intangible asset	—	—	—-
Net deferred tax assets	$—	$—	$—

Of the $55,180 valuation allowance at December 31, 2005, $5,908 relating to deductions for stock options will be credited to paid-in capital, if realized.

As of December 31, 2005, we had federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $95,655 and $6,806, respectively, which can be used to offset future federal income tax liabilities and expire at various dates through 2025. As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research & development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $55,180 has been established at December 31, 2005.

Our ability to utilize our NOL and credit carryforwards may be limited in the event of an ownership change as defined in Internal revenue Code section 382 and 383. Generally, an ownership change occurs when the ownership percentage of 5% or greater shareholders increase by more than 50% over a three-year period. Accordingly, purchase of our stock in amounts greater than specified levels could inadvertently limit our ability to utilize our NOL and credit carryforwards for tax purposes.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

15. COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities under non-cancelable operating leases. At December 31, 2005, the minimum lease commitments for all leased facilities, net of sublease income, are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2006	$4,824
2007	3,830
2008	3,854
2009	3,982
2010	3,476
Thereafter	14,423
Total minimum lease payments	$34,389

Included in the total minimum payments for operating leases is approximately $2.7 million related to unoccupied real estate in California, net of contractual sublease income, which is accrued as a net liability as a part of the Company’s restructuring accrual. (See Note 10).

Rent expense under non-cancelable operating leases was approximately $1,150, $1,552, and $2,341 for the years ended December 31, 2003, 2004 and 2005, respectively. Sublease income, which is recorded as a reduction of rent expense, was approximately $391, $410, and $316 for the years ended December 31, 2003, 2004 and 2005 respectively.

On January 16, 2002, we brought a complaint in the Superior Court of Middlesex County in the Commonwealth of Massachusetts for declaratory relief and damages against Cummings Properties, LLC (“Cummings”) arising from a dispute over increased lease rates related to approximately 35,500 square feet of laboratory and office space in Medford, Massachusetts. As a result of developments in the pre-trial phase of our litigation, in the fourth quarter of 2004, we recorded an expense of $637 to accrue the difference between our contractual lease obligations for a portion of the Medford facility and the amount of contractual sublease income we expected to receive over the term of the lease (“accrued loss on sublease”). On October 11, 2005, the parties agreed to settle the lawsuit and file with the Court a stipulation of dismissal of the lawsuit with prejudice. In exchange for Cummings forgiving a portion of the rental payment obligations for the period from November 1, 2005 through July 30, 2006, we paid Cummings $262 and assigned our sublease rent payments during that period to Cummings and guaranteed those payments. The total amount of those remaining sublease payments at December 31, 2005 is approximately $217.

16. CONCENTRATION OF CREDIT RISK

Revenue from two of our customers accounted for 84% and 10% of our total revenue during 2003. Revenue from one customer represented 84% of total revenue during 2004. Revenue from two of our customers accounted for 87% and 12% of total revenue during 2005. One customer accounted for 78% of our accounts receivable balance at December 31, 2004, and 100% of our accounts receivable balance at December 31, 2005. We do not require collateral on accounts receivable balances.

ARQULE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER		THIRD QUARTER	FOURTH QUARTER
2005
Net revenues	$13,943	$13,454		$13,194	$12,333
Loss from operations	(1,946)	(2,675)		(2,061)	(3,919)
Net loss	(1,442)	(2,427	)(a)	(916)	(2,735)
Net loss per share (basic and diluted)	$(0.04)	$(0.07)		$(0.03)	$(0.08)

	FIRST QUARTER		SECOND QUARTER	THIRD QUARTER		FOURTH QUARTER
2004
Net revenues	$11,761		$14,012	$14,594		$14,088
Income/(loss) from operations	(5,420)		(380)	1,152		(1,359)
Net income/(loss)	(5,251	)(b)	(134)	1,472	(c)	(1,008)
Net income/(loss) per share (basic and diluted)	$(0.18)		$(0.00)	$0.05		$(0.03)

(a)           The second quarter of 2005 includes a non-cash loss on investment of $250 related to the write-off of an investment in an unconsolidated affiliate.

(b)          The first quarter of 2004 includes a restructuring charge of $1,072 for termination benefits associated with shifting resources from our chemistry services business to our internal cancer therapy research.

(c)           The third quarter of 2004 includes a restructuring credit of $1,496 associated with sub-leasing the Company’s California facility on terms more favorable than originally estimated.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.       Other Information

None.

PART III

Certain information relating to our directors and executive officers is contained under the caption “Executive Officers and Directors” in Part I of this Annual Report on Form 10-K. The remainder of the information required by Items 10, 11, 12, 13, and 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “To Ratify The Selection Of an Independent Registered Public Accounting Firm” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled for May 18, 2006.

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
10.1*

Amended and Restated 1994 Equity Incentive Plan, as amended through May 11, 2005. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128740) and incorporated herein by reference.

10.2*

Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128738) and incorporated herein by reference.

10.3*

Amended and Restated 1996 Director Stock Option Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128741) and incorporated herein by reference.

10.4	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5

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

10.7

Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.8+

Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.

10.9+

Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.

10.10+

Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

10.11

Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.12+

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

10.13+

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

10.15*

Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.

10.16*

Employment Agreement between the Company and Stephen A Hill, dated January 1, 2004. Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.17*

Employment Agreement between the Company and Louise A. Mawhinney, dated December 18, 2003. Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.18+

Amendment to the Collaboration Agreement between Pfizer Inc and the Company dated January 29, 2004. Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.19+

Strategic Alliance Agreement by and between F. Hoffmann - La Roche Ltd., Hoffmann - La Roche Inc. and ArQule, Inc. dated April 1, 2004. Filed as Exhibit 10.49+ to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31,2004 filed with the Commission on May 7, 2004 (File No. 000-21429) and incorporated herein by reference.

10.20

Form of Agreement of Purchase and Sale between ARE-MA Region No. 20, LLC and the Company, dated April 28, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on May 6, 2005 (File No. 000-21429) and incorporated herein by reference.

10.21

Amended and Restated Lease by and between ARE-MA Region No. 20, LLC and the Company, dated June 30, 2005. Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2005 filed with the Commission on August 5, 2005 (file No. 000-21429) and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

*                    Indicates a management contract or compensatory plan.

+                Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARqULE, INC.
By:	/s/ STEPHEN A. HILL
Stephen A. Hill
President and Chief Executive Officer
Date:	March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ STEPHEN A. HILL	President, Chief Executive Officer and	March 9, 2006
Stephen A. Hill	Director (Principal Executive Officer)
/s/ LOUISE A. MAWHINNEY	Vice President, Chief Financial Officer	March 9, 2006
Louise A. Mawhinney	and Treasurer (Principal and Principal Accounting Officer)
/s/ PATRICK J. ZENNER	Director - Chairman	March 9, 2006
Patrick J. Zenner
/s/ MICHAEL J. ASTRUE	Director	March 9, 2006
Michael J. Astrue
/s/ LAURA AVAKIAN	Director	March 9, 2006
Laura Avakian
/s/ TIMOTHY C. BARABE	Director	March 9, 2006
Timothy C. Barabe
/s/ WERNER CAUTREELS	Director	March 7, 2006
Werner Cautreels
/s/ TUAN HA-NGOC	Director	March 9, 2006
Tuan Ha-Ngoc
/s/ RONALD M. LINDSAY	Director	March 7, 2006
Ronald M. Lindsay
/s/ WILLIAM G. MESSENGER	Director	March 9, 2006
William G. Messenger

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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
10.1*

Amended and Restated 1994 Equity Incentive Plan, as amended through May 11, 2005. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128740) and incorporated herein by reference.

10.2*

Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128738) and incorporated herein by reference.

10.3*

Amended and Restated 1996 Director Stock Option Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128741) and incorporated herein by reference.

10.4	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5

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

10.7

Amended and Restated Research and Development and License Agreement between Solvay Pharmaceuticals B.V. and the Company, dated as of January 1, 2001. Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.8+

Research and License Agreement between the Company and American Home Products Corporation acting through its Wyeth-Ayerst Research Division dated July 3, 1997. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2003 (File No. 000-21249) and incorporated herein by reference.

10.9+

Amended and Restated Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 2, 2001. Initially filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21429) with certain confidential material omitted and filed herewith in its entirety.

10.10+

Technology Acquisition Agreement between Pfizer Inc and the Company, dated as of July 19, 1999. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-21429) and incorporated herein by reference.

10.11

Termination Agreement between the Company and Pharmacia Corporation dated June 30, 2000. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.12+

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

10.13+

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

10.15*

Employment Agreement between the Company and Chiang J. Li, MD, dated September 5, 2003. Filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-21429) and incorporated herein by reference.

10.16*

Employment Agreement between the Company and Stephen A Hill, dated January 1, 2004. Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.17*

Employment Agreement between the Company and Louise A. Mawhinney, dated December 18, 2003. Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.18+

Amendment to the Collaboration Agreement between Pfizer Inc and the Company dated January 29, 2004. Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.

10.19+

Strategic Alliance Agreement by and between F. Hoffmann - La Roche Ltd., Hoffmann - La Roche Inc. and ArQule, Inc. dated April 1, 2004. Filed as Exhibit 10.49+ to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31,2004 filed with the Commission on May 7, 2004 (File No. 000-21429) and incorporated herein by reference.

10.20

Form of Agreement of Purchase and Sale between ARE-MA Region No. 20, LLC and the Company, dated April 28, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on May 6, 2005 (File No. 000-21429) and incorporated herein by reference.

10.21

Amended and Restated Lease by and between ARE-MA Region No. 20, LLC and the Company, dated June 30, 2005. Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2005 filed with the Commission on August 5, 2005 (file No. 000-21429) and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.3	Rule 13a-14(a) Certificate of Chief Financial Officer
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

*                    Indicates a management contract or compensatory plan.

+                Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.