Form 10-Q
period 2006-03-31
ARQULE INC
filed 2006-05-08
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of the registrant’s Common Stock as of May 8, 2006:

Common Stock, par value $.01                     35,469,435 shares outstanding

ArQule, Inc.

Quarter Ended March 31, 2006

ArQule, Inc.

Condensed Consolidated Balance Sheet (Unaudited)
(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,719	$4,805
Marketable securities	124,793	135,838
Accounts receivable	—	3,956
Prepaid expenses and other current assets	2,663	2,002

Total current assets	134,175	146,601

Property and equipment, net	7,186	8,025
Other assets	2,168	2,058
	$143,529	$156,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,295	$7,009
Current portion of restructuring accrual	2,565	659
Current portion of deferred revenue	11,686	32,735
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	23,098	40,955

Restructuring accrual, net of current portion	1,849	2,047
Deferred revenue, net of current portion	3,174	3,576
Deferred gain on sale leaseback, net of current portion	4,510	4,648

Total liabilities	32,631	51,226

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 35,377,881 and 35,297,932 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	354	353
Additional paid-in capital	303,871	302,730
Accumulated other comprehensive loss	(836)	(848)
Accumulated deficit	(192,491)	(196,777)
Total stockholders’ equity	110,898	105,458
	$143,529	$156,684

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Compound development revenue	$21,800	$12,290
Research and development revenue	1,652	1,653
Total revenue	23,452	13,943

Costs and expenses:
Cost of compound development revenue	5,818	7,352
Research and development	10,526	5,853
Marketing, general and administrative	2,200	2,684
Restructuring charge	1,962	—
Total costs and expenses	20,506	15,889

Income (loss) from operations	2,946	(1,946)

Net investment income	1,340	504

Net income (loss)	$4,286	$(1,442)

Basic net income (loss) per share	$0.12	$(0.04)
Diluted net income (loss) per share	$0.12	$(0.04)

Weighted average common shares outstanding
Basic	35,330	33,040
Diluted	35,547	33,040

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2006
Cash flows from operating activities:
Net income (loss)	$4,286	$(1,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	918	1,723
Loss on disposal of fixed assets	—	100
Share-based compensation	955	56
Amortization of premium/discount on marketable securities	26	91
Amortization of deferred gain on sale leaseback	(138)	—
Changes in operating assets and liabilities:
Accounts receivable	3,956	(10,217)
Prepaid expenses and other current assets	(661)	(649)
Other assets	(110)	(2)
Accounts payable and accrued expenses	1,274	(1,719)
Restructuring accrual	1,708	(294)
Deferred revenue	(21,452)	(444)
Net cash used in operating activities	(9,238)	(12,797)

Cash flows from investing activities:
Purchases of marketable securities	(28,914)	(36,339)
Proceeds from sale or maturity of marketable securities	39,947	16,784
Additions to property and equipment	(79)	(1,138)

Net cash provided by (used in) investing activities	10,954	(20,693)

Cash flows from financing activities:
Principal payments of long-term debt	—	(43)
Proceeds from registered direct stock offering, net	—	28,349
Proceeds from exercise of stock options	198	53

Net cash provided by financing activities	198	28,359

Net increase (decrease) in cash and cash equivalents	1,914	(5,131)
Cash and cash equivalents, beginning of period	4,805	7,131

Cash and cash equivalents, end of period	$6,719	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Nature of Operations

We are a biotechnology company engaged in the research and development of small molecule cancer therapies. We apply our proprietary technology platforms to develop small molecule compounds that we believe will selectively kill cancer cells while sparing normal cells. Our oncology portfolio consists of our lead clinical candidate, ARQ 501, based on our proprietary Activated Checkpoint TherapySM (ACT) platform; ARQ 197, based on our c-MET program; and several preclinical oncology programs.

We also provide chemistry services to collaborators and customers for their discovery programs, which has been part of our business since inception. In September 2005, we announced a strategic decision to exit our chemistry services business in order to focus operationally on developing our oncology portfolio. On December 2, 2005, we received notice that Pfizer Inc, pursuant to the terms of the Collaborative Agreement (“Agreement”) with ArQule, was terminating the Agreement effective May 22, 2006. ArQule will continue to provide chemistry services to Pfizer through the effective date of termination.

2.         Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2006. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2006, and the results of our operations and cash flows for the three months ended March 31, 2006 and March 31, 2005. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.         Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).   Other comprehensive income (loss) includes unrealized gains and losses on our available-for-sale securities that are excluded from net income (loss). Total comprehensive income (loss) for the three months ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	2006	2005
Net income (loss)	$4,286	$(1,442)
Unrealized income (loss) on marketable securities	12	(202)
Comprehensive income (loss)	$4,298	$(1,644)

4.                    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

	March 31, 2006	December 31, 2005
Accounts payable	$238	$267
Accrued payroll	1,584	3,049
Accrued outsourced pre-clinical and clinical fees	5,007	2,154
Accrued professional fees	546	454
Other accrued expenses	920	1,085
	$8,295	$7,009

5.                    Restructuring Charge

In 2002, we recorded a restructuring charge associated with abandoning our facility in Redwood City, California, which was comprised of the difference between the remaining lease obligation, which runs through 2010, and our estimate of potential future sublease income. The accrual balance was adjusted in 2003 to reflect a change in estimate due to continued deterioration in the local real estate market. The accrual balance was adjusted again in 2004 as a result of us entering into a sublease for the facility. The remaining facility-related restructuring accrual is primarily comprised of the difference between our lease obligation for this facility, which will be paid out through 2010, and the amount of sublease payments we will receive under our sublease agreement.

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business. The termination benefits, which affect approximately 110 employees, will consist of cash payments and continuation of healthcare benefits.  The amount of each individual employee’s benefit was determined by the employee’s service level and tenure with the Company. The cost associated with the plan of termination is estimated to be approximately $2.6 million, and will be recorded as a restructuring charge in 2006 ratably over the period from January 19, 2006 to the employee’s separation date from the Company. As of March 31, 2006, 54 affected employees had been separated from the Company, and the remaining 56 employees are expected to leave by June 30, 2006.

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of December 31, 2005	2006 Provisions	2006 Payments	Balance as of March 31, 2006
Termination benefits	$—	$1,847	$—	$1,847
Facility-related	2,706	—	(191)	2,515
Other charges	—	115	(63)	52
Total restructuring accrual	$2,706	$1,962	$(254)	$4,414

The termination benefits are expected to be fully paid by December 31, 2006. The facility-related accrual, which primarily represents the difference between the Company’s lease and other facility related obligations for its California facility and the amount of sublease and other payments we will receive under its sublease agreement, will be paid out through 2010. The portions of the restructuring accrual that are expected to be paid out within one year and longer than one year are included in the Condensed Consolidated Balance Sheet under “Current portion of restructuring accrual” and “Restructuring accrual — net of current portion”, respectively.

6.         Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 3,581,310 and 4,664,968 shares of common stock were not included in the March 31, 2006 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7.         Stock Plans and Share-Based Employee Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  We elected to adopt the modified prospective transition method as provided by SFAS 123(R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods before the first quarter of 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in our Condensed Consolidated Statements of Operations (in thousands):

Three months ended March 31, 2006
Cost of compound development revenue	$291
Research and development	347
Marketing, general and administrative	241
Total compensation expense	$879

In the three months ended March 31, 2005, no significant compensation cost related to the share-based awards to employees was recognized in our Condensed Consolidated Statement of Operations. In the three months ended March 31, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge reduced basic and diluted net income per share by $0.02 in the three months ended March 31, 2006.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2006.

The fair value of each grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three months ended March 31, 2006
Dividend yield (1)	0.0%
Expected volatility factor (2)	90%
Risk free interest rate (3)	4.25%
Expected term (4)	4.44 — 4.94 years

(1)                We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

(2)             Measured using an average of historical daily price changes of our stock since its initial public offering.

(3)             The risk-free interest rate for periods equal to the expected term of share option based on the U.S. Treasury yield in effect at the time of grant.

(4)             The expected term is the number of years that we estimate, based on historical experience, that options will be outstanding before exercise or cancellation. The range results from certain groups of employees exhibiting different exercising behavior.

No compensation cost has been recognized for employee share-based awards for the three months ending March 31, 2005. Had compensation cost been determined based on the fair value at the grant dates, our net loss would have been the pro forma amounts indicated in the table below (in thousands, except for per share data):

Three months ended March 31, 2005
Net loss:
Net loss as reported	$(1,442)
Less: total share-based employee compensation expense determined under fair value based methods for all awards	(1,829)
Pro forma net loss	$(3,271)
Basic and diluted net loss per share:
As reported	$(0.04)
Pro forma	$(0.10)

The value of each option grant was estimated on the grant date using the Black-Scholes Option-Pricing Model with the following assumptions:

Three months ended March 31, 2005
Dividend yield	0.0%
Volatility	90%
Risk-free interest rate	4.21%
Expected term	5.0 years

Stock Plans

During 2005, our Shareholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) to increase the number of shares available to 9,600,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of March 31, 2006, no stock appreciation rights have been issued. At March 31, 2006, there were 2,418,038 shares available for future grant under the Equity Incentive Plan.

During 2005, our Shareholders approved an amendment to the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) to increase the number of shares available to 500,500. Under the terms of the Director Plan, (i) options to purchase 10,000 shares of our common stock are issued upon his or her initial election to our Board of Directors and vest over three years, and (ii) options to purchase 5,000 fully vested shares of our common stock are automatically granted to

Directors upon their continuation on our Board immediately after each Annual Meeting. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to the fair market value on the date of the grant. Through March 31, 2006, options to purchase 317,500 shares of common stock have been granted under this Plan, of which 285,668 shares are currently exercisable. As of March 31, 2006, 182,657 shares are available for future grants.

A summary of option activity under the Equity Incentive Plan and the Director Plan for the three months ended March 31, 2006 follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	4,084,265	$7.41
Granted	832,060	5.73
Exercised	(43,724)	4.51
Forfeitures	(196,419)	5.78
Expired	(54,405)	11.08
Outstanding at March 31, 2006	4,621,777	$7.16

Options exercisable at end of period	2,589,847	$8.22

The following table summarizes information about outstanding stock option issued pursuant to the Equity Incentive Plan and the Director Plan as of March 31, 2006:

Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual Life	Weighted average exercise price	Exercisable as of March 31, 2006	Weighted average exercise price
$0.00 — 2.80	3,000	7.0	$2.19	3,000	$2.19
2.80 — 5.60	1,858,550	5.6	4.66	1,353,005	4.59
5.60 — 8.40	1,888,152	8.8	6.17	363,017	6.34
8.40 — 11.20	277,600	4.0	9.94	276,350	9.95
11.20 — 14.00	272,499	4.5	13.44	272,499	13.44
14.00 — 16.80	27,000	1.4	16.08	27,000	16.08
16.80 — 19.60	158,226	2.5	18.16	158,226	18.16
19.60 — 22.40	89,500	4.0	20.04	89,500	20.04
22.40 — 25.20	16,250	2.4	23.13	16,250	23.13
25.20 — 28.00	31,000	4.3	28.00	31,000	28.00
	4,621,777	6.6	$7.16	2,589,847	$8.22

The aggregate intrinsic value of options outstanding at March 31, 2006 was $2.0 million, of which $1.6 million related to exercisable options. The weighted average grant date fair value of options granted in the three months ended March 31, 2006 and 2005 was $4.03 and $4.49 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2006 and 2005 was $53,000 and $10,985, respectively.

The total compensation cost not yet recognized as of March 31, 2006 related to non-vested option awards was $9.2 million, which will be recognized over a weighted-average period of 3.0 years. During the three-month period ended March 31, 2006, there were 196,419 shares forfeited with a weighted average grant date fair value of $4.11 per share. The weighted average remaining contractual life for options exercisable at March 31, 2006 was 5.5 years.

On January 19, 2006, we granted 40,860 shares of restricted stock. The restricted stock was issued to employees of our chemistry services business on January 19, 2006, and vests upon their separation from ArQule pursuant to a plan of termination (See Note 5, Restructuring charges). Through March 31, 2006, 2,900 shares had been forfeited, 16,460 shares had vested, and 21,500 shares remain unvested. The shares of restricted stock have been issued at no cost to the recipients. The fair value of the restricted stock at the time of grant was $5.73 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to the restricted stock of $164,000 for the three months ended March 31, 2006. As of March 31, 2006, the total unrecognized compensation cost related to non-vested restricted stock awards is $54,000. This amount will be recognized in our second quarter ended June 30, 2006 when the remaining employees of our chemistry services business leave the Company. The grant date fair value of restricted stock vested in the three months ended March 31, 2006 was $94,000.

In 1996, the stockholders adopted the 1996 Employee Stock Purchase Plan (“Purchase Plan”). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. As of March 31, 2006, 887,908 shares have been purchased pursuant to the Purchase Plan. In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued from 1,020,000 shares to 1,230,000 shares. As of March 31, 2006, there were 342,092 shares available for future sale under the Purchase Plan.

8.             Chemistry Services Business

On September 27, 2005, we announced our intention to exit our chemistry services business when the Agreement with Pfizer ended in 2008. We received notice on December 2, 2005 that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. We will continue to provide chemistry services to Pfizer pursuant to the Agreement through the effective date of termination. The Agreement provides for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination. This amount was recorded as deferred revenue and is being recognized to revenue as compounds are delivered through the termination date of the collaboration. At March 31, 2006, we had $4.9 million of remaining deferred revenue related to the Pfizer Agreement.

Since we are contractually required to perform under the terms of the Agreement until May 22, 2006, the assets of the chemistry services business are considered “held for use” at March 31, 2006. Although we are actively seeking a potential buyer for the chemistry services business, the uncertainty of us successfully completing a sale transaction within one year, or deciding to abandon the assets, precludes us from classifying the assets of the chemistry services business as “assets to be disposed of by sale” at March 31, 2006. If it becomes probable that we will sell the chemistry services business, eliminate the associated cash flows, and have no continuing involvement, or we abandon the chemistry services assets and eliminate the associated cash flows with no intention of continuing involvement, we will at that time classify the chemistry services business as “assets to be disposed of by sale” on our balance sheet, and would report the chemistry services business as “discontinued operations” in our statements of operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Our lead products are ARQ 501, based on our Activated Checkpoint TherapySM platform, and ARQ 197, based on our c-Met / Cancer Survival Pathway platform. Enrollment of patients in a Phase 2 clinical development program with ARQ 501 and in a Phase 1 clinical trial with ARQ 197 began in 2006. We have a number of additional oncology product discovery and development programs in the pre-clinical stage.

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

We have incurred a cumulative net loss of $192 million from inception through March 31, 2006. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. Expenses incurred following September 2003 also included those related to discovery and pre-clinical and clinical development activities in connection with our oncology programs. We expect research and development costs to increase in 2006, particularly those related to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the last seven years, we have recorded a net loss for all but one of those years. We expect to record a loss for 2006.

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

Revenue from our chemistry services business will terminate in the second quarter of 2006 as a result of our strategic decision to exit this business and the subsequent decision by Pfizer to terminate its Collaborative Agreement (“Agreement”) with us effective May 22, 2006. We believe Pfizer took such action in response to its changing requirements. We will not incur any financial penalty as a result of termination. We will continue to provide chemistry services to Pfizer pursuant to the Agreement through the effective date of termination. Since December 2001, we produced for Pfizer annually an average of approximately 160,000 synthetic chemical compounds and received average annual cash payments of approximately $50 million for those compounds and related services. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase/(Decrease)
	2006	2005	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$131.5	$140.6	$(9.1)	(6)%
Working capital	111.1	105.6	5.4	5%

			Increase/(Decrease)
	Q1 2006	Q1 2005	$
	(in millions)
Cash flow from:
Operating activities	$(9.2)	$(12.8)	$3.6
Investing activities	11.0	(20.7)	31.6
Financing activities	0.2	28.4	(28.2)

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

For the three months ending March 31, 2006, the net use of cash of $9.2 million was primarily due to the difference between the recognition of revenue and the timing of cash receipts from customers, which resulted in a net cash outflow of $17.5 million. This outflow was partially offset by net income, adjusted for non-cash expenses, of $6.0 million, the increase in the restructuring accrual of $2.0 million related to termination benefits that will be paid out later in 2006, and to other miscellaneous differences between the timing of cash payments and expense recognition.

Cash flow from investing activities. For the three months ended March 31, 2006, the total source of $11.0 million was primarily comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the timing of specific investments and the Company’s near term need for liquidity.

Cash flow from financing activities. For the three months ended March 31, 2006, the total source of $0.2 million was comprised solely of the proceeds from the exercise of stock options.

We have been cash flow positive from operations for seven consecutive years, although we do not expect to be cash flow positive from operations in 2006 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $131.5 million at March 31, 2006, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for approximately the next two years.

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

Our principal contractual obligations were comprised of the following as of March 31, 2006 (in thousands):

	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
Operating lease obligations	$34,963	$4,933	$8,677	$7,790	$13,563
Purchase obligations	6,598	6,378	220	—	—
Total	$41,561	$11,311	$8,897	$7,790	$13,563

Included in the total minimum payments for operating leases is approximately $2.5 million related to unoccupied real estate in California, net of contractual sublease income. This net amount was accrued as a liability as part of the Company’s restructuring charge in 2002, and subsequent adjustments in 2003 and 2004 (see restructuring charge below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Compound development revenue was derived from the following contractual elements for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Non-refundable technology transfer payments	$2	$2
Funding of compound development	—	172
Payments based on delivery of specialized compounds	21,048	12,116
Milestone payments	750	—
Total compound development revenue	$21,800	$12,290

On September 27, 2005 we announced our decision to exit our chemistry services business in order to focus on developing our oncology portfolio. On December 2, 2005, we received notice that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. We will continue to provide chemistry services to Pfizer pursuant to the Agreement through the effective date of termination.

Revenue Recognition—Research and Development Revenue

On April 2, 2004, ArQule announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. The alliance includes a compound, which is currently in phase 1 clinical development. Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales. ArQule considers the development portion of the arrangement to be a single unit of accounting for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue on a straight-line basis over the maximum estimated development period. We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations as incurred.

Share-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $879,000 of share-based compensation in the three-month period ended March 31, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first quarter of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, is and will continue to be, significant and is further described in Note 7 to the notes to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three months (Q1) ended March 31, 2006 and 2005:

Revenue

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
		(in millions)
Compound development revenue	$21.8	$12.3	$9.5	77%
Research and development revenue	1.7	1.7	—	—
Total revenue	$23.5	$13.9	$9.5	68%

The increase in compound development revenue in the first quarter of 2006 compared to the first quarter of 2005 reflects an increase in the number of compounds shipped to Pfizer during the quarter and an increase in the revenue recognized per compound shipped associated with the termination of the Agreement. We expect to recognize the remainder of the revenue associated with the Pfizer agreement in the second quarter of 2006. In addition to the compound development revenue from Pfizer, we also recognized $750,000 associated with a contractual development milestone received from Wyeth. Research and development revenue is comprised of revenue from Roche in connection with our alliance agreement.

Cost of revenue - compound development and gross margin percentage

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
		(in millions)
Cost of compound development revenue	$5.8	$7.4	$(1.5)	(21)%
Gross margin % of revenue	73.3%	40.2%		33.1% pts

The decrease in cost of compound development revenue is primarily due to: a) lower material and supply costs of $0.6 million as the Company seeks to deplete its inventory levels before the end of the Pfizer Agreement in May 2006; b) lower personnel and related cost of $0.6 million due to reduced personnel as we scale back development efforts associated with satisfying the Pfizer Agreement; and c) lower depreciation charges of $0.7 million resulting from reduced capital spending on new equipment and a lower depreciable basis in our existing equipment. Offsetting these decreases was a charge of $0.3 million related to the share-based compensation. Compound development gross margin percentage increased due to the confluence of increased revenue related to the Pfizer Agreement, decreased cost of compound development revenue to satisfy the Pfizer Agreement, and the inclusion of the Wyeth milestone payment in compound development revenue with no associated cost of revenue.

Research and development

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
		(in millions)
Research and development	$10.5	$5.9	$4.7	80%

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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us related to work performed by third parties for preclinical and clinical trials in the first quarter of 2006 and since inception of each program were as follows (in thousands):

Oncology program	Current status	2006	Program-to-date
E2F modulation — ARQ 501	Phase 1	$2,882	$7,482
E2F modulation — ARQ-550RP program	Preclinical	1,240	1,688
Cancer Survival Protein modulation —ARQ197 program	Phase 1	351	3,153

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

The increase in total research and development expense in the three months ended March 31, 2006 compared to the same period last year is primarily due to: a) increased outsourced preclinical and clinical trials of $3.2 million required to advance our oncology programs; b) increased personnel and related costs of $0.5 million reflecting the hiring of additional scientists; c) a share-based compensation charge of $0.3 million; and d) increased facility related charges of $0.3 million that reflect the additional costs to accommodate the increasing research and development headcount. At March 31, 2006, we had approximately 95 employees dedicated to our research and development programs, up from 86 at December 31, 2005 and 70 at March 31, 2005.

Marketing general and administrative

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
	(in millions)
Marketing, general and administrative	$2.2	$2.7	$(0.5)	18%

 Marketing, general and administrative expense decreased in the three months ended March 31, 2006 compared to the same period last year due primarily to lower personnel and related costs of $0.6 million as we continue to manage overhead spending, partially offset by a share-based compensation charge of $0.2 million. Marketing, general and administrative headcount was 40 at March 31, 2006, compared to 44 at December 31, 2005 and 47 at March 31, 2005.

Restructuring charge

In 2002, we recorded a restructuring charge associated with abandoning our facility in Redwood City, California, which was comprised of the difference between the remaining lease obligation, which runs through 2010, and our estimate of potential future sublease income. The accrual balance was adjusted in 2003 to reflect a change in estimate due to continued deterioration in the local real estate market. The accrual balance was adjusted again in 2004 as a result of us entering into a sublease for the facility. The remaining facility-related restructuring accrual is primarily comprised of the difference between our lease obligation for this facility, which will be paid out through 2010, and the amount of sublease payments we will receive under our sublease agreement.

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business. The termination benefits, which affect approximately 110 employees, will consist of cash payments and continuation of healthcare benefits.  The amount of each individual employee’s benefit was determined by the employee’s service level and tenure with the Company. The cost associated with the plan of termination is estimated to be approximately $2.6 million, and will be recorded as a restructuring charge in 2006 ratably over the period from January 19, 2006 to the employee’s separation date from the Company. As of March 31, 2006, 54 affected employees had been separated from the Company and the remaining 56 employees are expected to leave by June 30, 2006.

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of December 31, 2005	2006 Provisions	2006 Payments	Balance as of March 31, 2006
Termination benefits	$—	$1,847	$—	$1,847
Facility-related	2,706	—	(191)	2,515
Other charges	—	115	(63)	52
Total restructuringaccrual	$2,706	$1,962	$(254)	$4,414

The termination benefits are expected to be fully paid by December 31, 2006. The facility-related accrual, which primarily represents the difference between the Company’s lease and other facility related obligations for its California facility and the amount of sublease and other payments we will receive under its sublease agreement, will be paid out through 2010.

Net investment income

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
		(in millions)
Net investment income	$1.3	$0.5	$0.8	166%

Net investment income increased due to a higher average balance of marketable securities and a higher average investment yield.

Net income (loss)

	Q1	Q1	Increase/(decrease)
	2006	2005	$	%
		(in millions)
Net income (loss)	$4.3	$(1.4)	$5.7	397%

The swing from a net loss in the first quarter of 2005 to net income in the first quarter of 2006 reflects the increased revenue recognition associated with Pfizer Agreement, improved compound development gross margin, and increased net investment income, which more than offset the increase in research and development expense and the $2.0 million restructuring charge.

FORWARD LOOKING STATEMENTS

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance. These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, “anticipates” or similar terms. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies or if other assumptions prove incorrect. As a result, actual results could differ materially from those currently anticipated. See also the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006.

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

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at March 31, 2006 due to the short-term maturities of these instruments.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and its Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2006 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —  Legal Proceedings. None.

Item 1A — Risk Factors.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the  year ended December 31, 2005. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: May 8, 2006	/s/ Louise A. Mawhinney
Louise A. Mawhinney
Vice President, Chief Financial Officer and Treasurer