Form 10-Q
period 2006-06-30
ARQULE INC
filed 2006-07-28
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

19 Presidential Way, Woburn, Massachusetts 01801
(Address of Principal Executive Offices)

(781) 994-0300
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

Number of shares outstanding of the registrant’s Common Stock as of July 27, 2006:

Common Stock, par value $.01	35,578,101 shares outstanding

ArQule, Inc.

Quarter Ended June 30, 2006

ArQule, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,898	$4,805
Marketable securities	97,021	135,838
Accounts receivable	—	3,956
Prepaid expenses and other current assets	2,384	2,002
Assets held for sale	1,379	—
Total current assets	123,682	146,601

Property and equipment, net	4,983	8,025
Other assets	2,309	2,058
	$130,974	$56,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,267	$7,009
Current portion of restructuring accrual	1,840	659
Current portion of deferred revenue	6,609	32,735
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	17,268	40,955

Restructuring accrual, net of current portion	1,704	2,047
Deferred revenue, net of current portion	2,772	3,576
Deferred gain on sale leaseback, net of current portion	4,372	4,648

Total liabilities	26,116	51,226

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,480,649 and 35,297,932 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	355	353
Additional paid-in capital	305,197	302,730
Accumulated other comprehensive loss	(629)	(848)
Accumulated deficit	(200,065)	(196,777)
Total stockholders’ equity	104,858	105,458
	$130,974	$156,684

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenue:
Compound development revenue	$4,918	$11,802	$26,718	$24,093
Research and development revenue	1,652	1,652	3,304	3,304
Total revenue	6,570	13,454	30,022	27,397

Costs and expenses:
Cost of compound development revenue	2,526	7,674	8,345	15,027
Research and development	9,567	6,217	20,093	12,070
Marketing, general and administrative	2,781	2,238	4,981	4,922
Restructuring charge	536	—	2,498	—
Total costs and expenses	15,410	16,129	35,917	32,019

Loss from operations	(8,840)	(2,675)	(5,895)	(4,622)

Net investment income	1,265	498	2,607	1,001
Loss on investment	—	(250)	—	(250)

Net loss	$(7,575)	$(2,427)	$(3,288)	$(3,871)

Basic and diluted net loss per share	$(0.21)	$(0.07)	$(0.09)	$(0.11)

Weighted average common shares outstanding—basic and diluted	35,460	34,953	35,386	34,003

The accompanying notes are an integral part of these interim unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(3,288)	$(3,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	3,396
Amortization of premium/discount on marketable securities	77	181
Non-cash stock compensation	1,851	345
Loss on investment	—	250
Loss on disposal of fixed assets	4	228
Amortization of deferred gain on sale leaseback	(276)	—
Changes in operating assets and liabilities:
Accounts receivable	3,956	(3,675)
Prepaid expenses and other current assets	(382)	(510)
Other assets	(251)	(996)
Accounts payable and accrued expenses	1,247	(884)
Restructuring accrual	838	(462)
Deferred revenue	(26,931)	(2,073)

Net cash used in operating activities.	(21,392)	(8,071)

Cash flows from investing activities:
Purchases of marketable securities	(54,339)	(98,136)
Proceeds from sale or maturity of marketable securities	93,300	37,503
Additions to property and equipment	(104)	(1,791)
Net proceeds from sale of facility	—	39,385

Net cash provided by (used in) investing activities	38,857	(23,039)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(232)
Proceeds from registered direct stock offering, net	—	28,349
Proceeds from exercise of common stock options	628	1,442

Net cash provided by financing activities	628	29,559

Net increase (decrease) in cash and cash equivalents	18,093	(1,551)
Cash and cash equivalents, beginning of period	4,805	7,131

Cash and cash equivalents, end of period	$22,898	$5,580

The accompanying notes are an integral part of these interim unaudited financial statements.

ArQule, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

We are a biotechnology company engaged in the research and development of small molecule cancer therapies. We apply our proprietary technology platforms to develop small molecule compounds that we believe will selectively kill cancer cells while sparing normal cells. Our oncology portfolio consists of our lead clinical candidate, ARQ 501, based on our proprietary Activated Checkpoint TherapySM (ACT) platform; a second clinical-stage candidate, ARQ 197, based on our c-MET program; and several preclinical oncology programs.

Through May 2006, we also provided chemistry services to collaborators and customers for their discovery programs, which was part of our business since inception. In September 2005, we announced a strategic decision to exit our chemistry services business in order to focus operationally on developing our oncology portfolio. On December 2, 2005, we received notice that Pfizer Inc, pursuant to the terms of the Collaborative Agreement (“Agreement”) with ArQule, was terminating the Agreement effective May 22, 2006. As of June 30, 2006, we have completed our compound production obligations under the terms of the Agreement and have ceased chemistry services operations.

2.   Basis of Presentation

                We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the SEC on March 9, 2006. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2006, and the results of our operations and cash flows for the three and six months ended June 30, 2006 and June 30, 2005. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

3.   Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss. Total comprehensive loss for the three and six months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net loss	$(7,575)	$(2,427)	$(3,288)	$(3,871)
Change in unrealized gains (losses) onmarketable securities	207	117	219	(85)
Comprehensive loss	$(7,368)	$(2,310)	$(3,069)	$(3,956)

4.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following (in thousands):

	June 30,	December 31,
	2006	2005
Accounts payable	$408	$267
Accrued payroll	1,189	3,049
Accrued outsourced pre-clinical and clinical fees	5,113	2,154
Accrued professional fees	398	454
Other accrued expenses	1,159	1,085
	$8,267	$7,009

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

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business. The termination benefits, which affected 104 employees, consist of cash payments and continuation of healthcare benefits. As of June 30, 2006, all affected employees have been separated from the Company.

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of	2006	2006	Balance as of
	December 31, 2005	Provisions	Payments	June 30, 2006
Termination benefits	$—	$2,383	$(1,326)	$1,057
Facility-related	2,706	—	(266)	2,440
Other charges	—	115	(68)	47
Total restructuring accrual	$2,706	$2,498	$(1,660)	$3,544

The termination benefits are expected to be fully paid by December 31, 2006. The facility-related accrual, which primarily represents the difference between our lease and other facility related obligations for the California facility and the amount of sublease and other payments we will receive under a sublease agreement, will be paid out through 2010. The portions of the restructuring accrual that are expected to be paid out within one year and longer than one year are included in the Condensed Consolidated Balance Sheet under “Current portion of restructuring accrual” and “Restructuring accrual — net of current portion”, respectively.

6.   Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 4,384,704 and 4,305,120 shares of common stock were not included in the computations of diluted net loss per share for the three and six month ended June 30, 2006 and 2005, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7.   Stock Plans and Share-Based Employee Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We elected to adopt the modified prospective transition method as provided by SFAS 123(R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods beginning before January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of compound development revenue	$46	$337
Research and development	328	675
Marketing, general and administrative.	522	763
Total compensation expense.	$896	$1,775

In the three and six months ended June 30, 2005, we recognized $289,000 of compensation cost related to the share-based awards to employees in our Condensed Consolidated Statement of Operations. In the three months and six months ended June 30, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge reduced basic and diluted net loss in the three and six months ended June 30, 2006 by $0.03 and $0.05 per share, respectively.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months and six ended June 30, 2006.

The fair value of each grant in 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Dividend yield(1)	0.0%	0.0%
Expected volatility factor(2)	90%	90%
Risk free interest(3)	4.88%	4.25% - 4.88%
Expected term, excluding options issued pursuantthe Employee Stock Purchase Plan(4)	4.44 - 4.94 years	4.44 - 4.94 years
Expected term—Employee Stock Purchase Plan(5)	0.5 years	0.5 years

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

(5)             The expected term of options issued in connection with our Employee Stock Purchase Plan is 6 months based on the terms of the plan.

We recognized employee share-based compensation cost of $289,000 for the three and six months ending June 30, 2005. If compensation cost had been determined based on the fair value at the grant dates, our net loss for the three and six months ended June 30, 2005 would have been the pro forma amounts indicated in the table below (in thousands, except for per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss:
Net loss as reported	$(2,427)	$(3,871)
Add: stock based employee compensation expense included in reported loss	289	289
Less: total share-based employee compensation expense determined under fair value based methods for all awards	(1,078)	(2,907)
Pro forma net loss	$(3,216)	$(6,489)
Basic and diluted net loss per share:
As reported	$(0.07)	$(0.11)
Pro forma	$(0.09)	$(0.19)

The value of each option grant was estimated on the grant date using the Black-Scholes Option-Pricing Model with the following assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor	85%	85% - 90%
Risk-free interest rate.	3.71%	3.71-4.21%
Expected term.	0.5 - 5.0 years	0.5 - 5.0 years

Stock Plans

During 2005, our Shareholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) to increase the number of shares available to 9,600,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of June 30, 2006, no stock appreciation rights have been issued. At June 30, 2006, there were 2,619,377 shares available for future grant under the Equity Incentive Plan.

During 2005, our Shareholders approved an amendment to the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) to increase the number of shares available to 500,500. In May 2006, our shareholders approved an amendment to the Director Plan to increase the number of options granted to the Chairman of the Board and Directors. Under the terms of the Director Plan options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 15,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 20,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 10,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to the fair market value on the date of the grant. Through June 30, 2006, options to purchase 403,725 shares of common stock have been granted under this Plan, of which 370,668 shares are currently exercisable. As of June 30, 2006, 95,893 shares are available for future grants.

A summary of option activity under the Equity Incentive Plan and the Director Plan for the six months ended June 30, 2006 follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	4,084,265	$7.41
Granted	1,230,760	5.82
Exercised	(166,158)	4.51
Forfeitures	(429,878)	5.82
Expired	(335,005)	8.31
Outstanding at June 30, 2006	4,383,984	$6.91
Options exercisable at end of period	2,296,500	$7.87

The following table summarizes information about outstanding stock options issued pursuant to the Equity Incentive Plan and the Director Plan as of June 30, 2006:

Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual Life	Weighted average exercise price	Exercisable as of June 30, 2006	Weighted average exercise price
$0.00 -2.80	3,000	6.7	$2.19	3,000	$2.19
2.80 -5.60	1,677,467	5.4	4.68	1,270,352	4.63
5.60 -8.40	2,012,521	8.9	6.15	332,152	6.38
8.40 -11.20	233,950	3.2	9.94	233,950	9.94
11.20 -14.00	210,346	3.6	13.42	210,346	13.42
14.00 -16.80	18,000	1.7	16.60	18,000	16.60
16.80 -19.60	104,200	2.1	18.10	104,200	18.10
19.60 -22.40	88,500	3.8	20.04	88,500	20.04
22.40 -25.20	8,000	4.1	23.13	8,000	23.13
25.20 28.00	28,000	4.6	28.00	28,000	28.00
	4,383,984	6.7	$6.91	2,296,500	$7.87

The aggregate intrinsic value of options outstanding at June 30, 2006 was $7.9 million, of which $5.9 million related to exercisable options. The weighted average grant date fair value of options granted in the six months ended June 30, 2006 and 2005 was $4.09 and $4.46 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2006 and 2005 was $370,000 and $459,000, respectively.

The total compensation cost not yet recognized as of June 30, 2006 related to non-vested option awards was $7.6 million, which will be recognized over a weighted-average period of 3.0 years. During the three and six month periods ended June 30, 2006, there were 233,259 and 429,678 shares forfeited, respectively, with weighted average grant date fair values of $4.46 and $4.30 per share, respectively. The weighted average remaining contractual life for options exercisable at June 30, 2006 was 5.5 years.

On January 19, 2006, we granted 40,860 shares of restricted stock. The restricted stock was issued to employees of our chemistry services business on January 19, 2006, and vested upon their separation from ArQule pursuant to a plan of termination (See Note 5, Restructuring charges). Through June 30, 2006, 3,880 shares were forfeited, and the remaining 36,980 shares were fully vested. The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant was $5.73 per share, and was expensed ratably over the vesting period. We recognized share-based compensation expense related to the restricted stock of $212,000 for the six months ended June 30, 2006.

In 1996, the shareholders adopted the 1996 Employee Stock Purchase Plan (“Purchase Plan”). This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued from 1,020,000 shares to 1,230,000 shares. In May 2006, our shareholders approved an amendment to the Purchase Plan to change the date through which rights to purchase common stock may be granted to employees from August 14, 2006 through May 18, 2016. As of June 30, 2006, 936,792 shares have been purchased pursuant to the Purchase Plan, and 293,208 shares are available for future sale.

8.   Chemistry Services Business

On September 27, 2005, we announced our intention to exit our chemistry services business when our Agreement with Pfizer ended in 2008. We received notice on December 2, 2005 that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination. This amount was recorded as deferred revenue and was recognized as revenue when compounds were delivered through the termination date. As of June 30, 2006, we have fulfilled our compound production obligations under the Agreement, recognized the remaining deferred revenue and ceased chemistry services operations.

The net book value of the assets associated with the chemistry services business, which total $1.4 million, approximate the fair market value of the underlying assets and have been classified as “assets held for sale” under current assets in our condensed consolidated balance sheet at June 30, 2006. We have been actively seeking potential buyers of these assets, and management believes it is probable that disposal transactions will be completed within one year and that classification as assets held for sale is warranted in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). If it becomes probable that we will sell the chemistry services assets, eliminate the associated cash flows, and have no continuing involvement, or we abandon the chemistry services assets and eliminate the associated cash flows with no intention of continuing involvement, we will at that time report the chemistry services business as “discontinued operations” in our statement of operations in accordance with SFAS 144.

9.   Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

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

Our lead products are ARQ 501, based on our Activated Checkpoint TherapySM platform, and ARQ 197, based on our c-Met / Cancer Survival Pathway platform. Enrollment of patients in Phase 2 clinical trials with ARQ 501 and in a Phase 1 clinical trial with ARQ 197 began in 2006. We have a number of additional oncology product discovery and development programs in the pre-clinical stage.

In September 2005, we announced a strategic decision to exit our pre-existing chemistry services business in order to focus operationally on developing our oncology portfolio. We continued to provide chemistry services to Pfizer Inc (“Pfizer”) under a previous agreement until May, 2006, at which time the collaboration with Pfizer was terminated, and we ceased chemistry services operations. We are retaining and continuing to leverage a broad spectrum of well-established chemistry capabilities in the discovery and development of our oncology portfolio. These capabilities are designed to facilitate the timely progression of our programs from initial discovery through pre-clinical development.

We have an accumulated deficit of $200 million at June 30, 2006. Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions. Expenses incurred following September 2003 also included those related to discovery and pre-clinical and clinical development activities in connection with our oncology programs. We expect research and development costs to increase in 2006, particularly those related to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the last seven years, we have recorded a net loss for all but one of those years. We expect to record a loss for 2006.

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

Revenue from our chemistry services business ceased in the second quarter of 2006 as a result of our strategic decision to exit this business and the subsequent decision by Pfizer to terminate its Collaborative Agreement (“Agreement”) with us effective May 22, 2006. We believe Pfizer took such action in response to its changing requirements. Since December 2001, we produced for Pfizer annually an average of approximately 160,000 synthetic chemical compounds and received average annual cash payments of approximately $50 million for those compounds and related services. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination. As of June 30, 2006, we have fulfilled our remaining compound production obligations under the Agreement, and our collaboration with Pfizer has ended.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase/(Decrease)
	2006	2005	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$119.9	$140.6	$(20.7)	(15)%
Working capital	106.4	105.6	0.8	1%

	Q2 YTD	Q2 YTD	Increase/ (Decrease)
	2006	2005	$
	(in millions)
Cash flow from:
Operating activities	$(21.4)	$(8.1)	$(13.3)
Investing activities	38.9	(23.0)	61.9
Financing activities	0.6	29.6	(28.9)

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

For the six months ended June 30, 2006, the net use of cash of $21.4 million was primarily due to the difference between the recognition of revenue and the timing of cash receipts from customers, which resulted in a net cash outflow of $23.0 million. This outflow was partially offset by operating results adjusted for non-cash expenses and by other miscellaneous differences between the timing of cash payments and expense recognition.

Cash flow from investing activities. For the six months ended June 30, 2006, the total source of $38.9 million was primarily comprised of net proceeds from the sale or maturity of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the timing of maturities of specific investments and the Company’s near term need for liquidity.

Cash flow from financing activities. For the six months ended June 30, 2006, the total source of $0.6 million was comprised solely of the proceeds from the exercise of stock options.

We have been cash flow positive from operations for seven consecutive years, although we do not expect to be cash flow positive from operations in 2006 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $120 million at June 30, 2006, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements for approximately the next two years.

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

Our principal contractual obligations were comprised of the following as of June 30, 2006 (in thousands):

	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
Operating lease obligations	$33,616	$4,641	$8,747	$7,556	$12,671
Purchase obligations	6,165	6,004	161	—	—
Total	$39,781	$10,645	$8,908	$7,556	$12,671

Included in the total minimum payments for operating leases is approximately $2.4 million related to unoccupied real estate in California, net of contractual sublease income. This net amount was accrued as a liability as part of the Company’s restructuring charge in 2002, and subsequent adjustments in 2003 and 2004 (see restructuring charge below). Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Revenue Recognition - Compound Development Revenue

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

Compound development revenue was derived from the following contractual elements for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Non-refundable technology transfer payments	5	5
Funding of compound development	—	235
Payments based on delivery of specialized compounds.	25,963	23,853
Milestone payments	750	—
Total compound development revenue	$26,718	$24,093

On September 27, 2005 we announced our decision to exit our chemistry services business in order to focus on developing our oncology portfolio. On December 2, 2005, we received notice that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006. As of June 30, 2006, we have fulfilled our compound production obligations under the Agreement and the collaboration has terminated.

Revenue Recognition - Research and Development Revenue

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

Share-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $1.8 million of share-based compensation in the six-month period ended June 30, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first quarter of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, is and will continue to be, significant and is further described in Note 7 to the notes to the unaudited condensed consolidated financial statements.

Assets Held for Sale and Discontinued Operations

We account for long-lived assets to be held for sale and discontinued operations in accordance with Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

In the second quarter of 2006, we wound down the operations of the chemistry services business as a result of the termination of the Pfizer collaboration. As of June 30, 2006, we have separated the remaining employees of the chemistry services business and have ceased all chemistry services operations. The remaining long-lived assets associated solely with the chemistry services business have a net book value of $1.4 million, which approximates the net realizable value of these assets less costs to dispose. Management is actively seeking buyers for these assets.

We consider the chemistry services long-lived assets an “asset group” (as defined in SFAS 144) since they represent the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities. We have classified the chemistry services asset group as “assets held for sale” under current assets in our June 30, 2006 condensed consolidated balance sheet pursuant to SFAS 144 based on the following:

•                  Management, having the proper authority, has initiated a plan to sell the chemistry services assets at a sales price that is reasonable in relation to the current fair value of the assets;

•                  The asset group is available for sale in its present condition;

•                  Management believes the sale of assets is probable and is expected to be completed within one year, and that the plan to sell is unlikely to significantly change.

We consider the chemistry services asset group to be a “component of an entity” (as defined in SFAS 144) since it comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of ArQule. Pursuant to SFAS 144, we will report the results of the chemistry services component as discontinued operations when it is probable that chemistry services’ operations and cash flow have been (or will be) eliminated from ArQule’s operations and ArQule will not have any significant continuing involvement in the operations of the component. At June 30, 2006, we have not recorded the results of the chemistry services component as discontinued operations due to uncertainty concerning the form of a potential disposal transaction.

RESULTS OF OPERATIONS

Revenue

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Compound development revenue	$4.9	$11.8	$(6.9)	(58)%
Research and development revenue	1.7	1.7	—	—
Total revenue	$6.6	$13.5	$(6.9)	(51)%

For the six months ended June 30:
Compound development revenue	$26.7	$24.1	$2.6	11%
Research and development revenue	3.3	3.3	—	—
Total revenue	$30.0	$27.4	$2.6	10%

The decrease in compound development revenue in the second quarter of 2006 from the second quarter of 2005 reflects the significantly lower number of compounds delivered Pfizer as a result of the termination of the collaboration. The increase in compound development revenue for the first six months of 2006 compared to the same period of 2005 was due to: a.) an increase in the amount of revenue recognized per compound delivered to Pfizer in 2006 as a result of the termination of the Agreement, which more than offset a decrease in the number of compounds delivered and b.) the recognition of $750,000 in the first quarter of 2006 associated with a contractual development milestone received from Wyeth. As of June 30, 2006, we have completed our compound production obligations under the Pfizer Agreement and the collaboration has terminated. Research and development revenue is comprised of revenue from Roche in connection with our alliance agreement.

Cost of revenue - compound development and gross margin percentage

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Cost of revenue-compound development	$2.5	$7.7	$(5.1)	(67)%
Compound development gross margin%	48.6%	35.0%		13.7	% pts

For the six months ended June 30:
Cost of revenue-compound development	$8.3	$15.0	$(6.7)	(44%)
Compound development gross margin%	68.8%	37.6%		31.1	% pts

The decrease in cost of compound development revenue in the three and six month periods ended June 30, 2006 compared with the same periods of 2005 is due to reduced material, headcount related costs and depreciation due to the wind down of the chemistry services business as a result of the termination of the Pfizer collaboration. As of June 30, 2006, we have terminated the remaining employees of our chemistry services business and are actively seeking a buyer for the remaining assets. Compound development gross margin percentage increased in the three and six month periods of 2006 due to the confluence of increased revenue per compound related to the Pfizer Agreement, decreased cost of compound development revenue to satisfy the Pfizer Agreement, and the inclusion of the Wyeth milestone payment in compound development revenue in the first quarter of 2006 with no associated cost of revenue.

Research and development

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Research and development	$9.6	$6.2	$3.4	55%

For the six months ended June 30:
Research and development	$20.1	$12.1	$8.0	66%

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

We do not accumulate and track our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us related to work performed by third parties for preclinical and clinical trials in the first six months of 2006 and since inception of each program were as follows (in thousands):

Oncology program	Current status	2006	Program-to-date
E2F modulation—ARQ 501	Phase 2	$4,842	$9,466
E2F modulation—ARQ-550RP program	Preclinical	1,948	2,397
Cancer Survival Protein modulation —ARQ197 program	Phase 1	863	3,664

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

The increase in research and development expense in the three and six months ended June 30, 2006 compared to the same periods in 2005 is primarily due to: a.) an increase in outsourced preclinical, clinical and manufacturing costs of $1.8 million and $5.1 million, respectively, required to advance our oncology programs; b.) increased personnel and related costs of $0.7 million and $1.2 million, respectively, reflecting the hiring of additional scientists; c.) share-based compensation charges in 2006 of $0.3 million and $0.7 million, respectively; d.) increased professional fees of $0.2 million and $0.5 million, respectively, primarily associated with filing for patents; and e.) increased facility costs of $0.3 million and $0.6 million, respectively, that reflect additional costs to accommodate the increasing research and development headcount. At June 30, 2006, we had 91 employees dedicated to our research and development programs, up from 86 at December 31, 2005 and 68 at June 30, 2005.

Marketing, general and administrative

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Marketing, general and administrative	$2.8	$2.2	$0.5	24%

For the six months ended June 30:
Marketing, general and administrative	$5.0	$4.9	$0.1	1%

Marketing, general and administrative expense increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to expenses of $0.2 million associated with our efforts to secure a buyer for the chemistry services business and an increase in share-based compensation charges of $0.3 million. For the six months ended June 30, 2006, marketing general and administrative expense was essentially flat compared with the same period of 2005, as the inclusion of the aforementioned charges associated with the sale of the chemistry services business and share-based compensation charges were offset by lower personnel and related costs of $0.6 million as we continue to manage overhead spending. Marketing, general and administrative headcount was 42 at June 30, 2006, compared to 44 at December 31, 2005 and 47 at June 30, 2005.

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

    On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business. The termination benefits, which affected 104 employees, consist of cash payments and continuation of healthcare benefits. As of June 30, 2006 all affected employees have been separated from the Company.

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of	2006	2006	Balance as of
	December 31, 2005	Provisions	Payments	June 30,2006
Termination benefits	$—	$2,383	$(1,326)	$1,057
Facility-related	2,706	—	(266)	2,440
Other charges	—	115	(68)	47
Total restructuring accrual	$2,706	$2,498	$(1,660)	$3,544

The termination benefits are expected to be fully paid by December 31, 2006. The facility-related accrual, which primarily represents the difference between our lease and other facility related obligations for the California facility and the amount of sublease and other payments we will receive under a sublease agreement, will be paid out through 2010.

Net investment income

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Net investment income	$1.3	$0.5	$0.8	154%

For the six months ended June 30:
Net investment income	$2.6	$1.0	$1.6	160%

Net investment income increased due to a higher average balance of cash and marketable securities and a higher average investment yield.

Loss on investment

In the second quarter of 2005, the Company reassessed the carrying value of its investment in a privately-owned proteomics company. Based on events affecting the financial condition of the company during the second quarter of 2005, we concluded that the value of the investment had declined to the degree of other than temporary impairment, and as such, we recorded a non-cash loss on investment of $250,000 to fully write-off the carrying value.

Net loss

			(Increase)/decrease
	2006	2005	$	%
	(in millions)
For the three months ended June 30:
Net loss	$(7.6)	$(2.4)	$(5.2)	(217)%

For the six months ended June 30:
Net loss	$(3.3)	$(3.9)	$0.6	15%

The increase in net loss in the three months ended June 30, 2006 compared to the same period last year is due to the inclusion of shared-based compensation in 2006, increased research and development expense, lower compound development gross margin due to the wind down of the chemistry services business, and the $0.5 restructuring charge, all of which was partially offset by higher investment income. The decrease in year-to-date net loss in 2006 compared to 2005 reflects increased revenue recognition associated with the Pfizer Agreement and increased investment income, which was only partially offset by the inclusion of share-based compensation, the increase in research and development expense and the $2.5 million restructuring charge.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after

December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

FORWARD LOOKING STATEMENTS

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), contains statements reflecting management’s current expectations regarding our future performance. These statements are “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should”, “anticipates” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if positive early results are not repeated in later studies or in humans, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies or if other assumptions prove incorrect. As a result, actual results could differ materially from those currently anticipated. See also the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

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

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at June 30, 2006 due to the short-term maturities of these instruments.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2006 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations. There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2 — Changes in Securities and Use of Proceeds. None.

Item 3 — Defaults Upon Senior Securities. None.

Item 4 — Submission of Matters to a Vote of Security Holders.

The Company filed a current report on Form 8-K on May 24, 2006 to report the results of matters submitted to a vote at the Annual Meeting of Stockholders held on May 18, 2006, which is incorporated herein by reference.

Item 5 — Other Information. None.

Item 6 — Exhibits.

3.1	Certificate of Amendment
10.1	Employment Agreement, by and between the Company and Peter Lawrence, dated April 13, 2006(1)
10.2	Separation Agreement and General Release, by and between the Company and Louise Mawhinney, dated April 21, 2006(2)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

(1)             Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2006 and incorporated herein by reference.

(2)             Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2006 and incorporated herein by reference.

ArQule, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: July 28, 2006	/s/ Louise A. Mawhinney
Louise A. Mawhinney
Vice President, Chief Financial Officer and Treasurer