Form 10-Q
period 2006-09-30
ARQULE INC
filed 2006-11-06
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of November 3, 2006:

Common Stock, par value $.01	35,770,554 shares outstanding

ArQule, Inc.

Quarter Ended September 30, 2006

ArQule, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,837	$4,805
Marketable securities	99,909	135,838
Accounts receivable	—	3,956
Prepaid expenses and other current assets	1,717	2,002
Assets held for sale	1,379	—
Total current assets	111,842	146,601

Property and equipment, net	4,672	8,025
Other assets	2,222	2,058
	$118,736	$156,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,141	$7,009
Current portion of restructuring accrual	907	659
Current portion of deferred revenue	6,609	32,735
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	19,209	40,955

Restructuring accrual, net of current portion	1,532	2,047
Deferred revenue, net of current portion	2,370	3,576
Deferred gain on sale leaseback, net of current portion	4,234	4,648

Total liabilities	27,345	51,226

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,679,945 and 35,297,932 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	357	353
Additional paid-in capital	306,775	302,730
Accumulated other comprehensive loss	(354)	(848)
Accumulated deficit	(215,387)	(196,777)
Total stockholders’ equity	91,391	105,458
	$118,736	$156,684

The accompanying notes are an integral part of these unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Research and development revenue	$1,652	$1,652	$4,956	$4,956

Costs and expenses:
Research and development	14,946	6,146	35,007	18,165
Marketing, general and administrative	3,352	1,874	8,336	6,796

Total costs and expenses	18,298	8,020	43,343	24,961

Loss from operations	(16,646)	(6,368)	(38,387)	(20,005)

Net investment income	1,324	1,145	3,932	2,147
Loss on investment	—	—	—	(250)

Net loss from continuing operations	(15,322)	(5,223)	(34,455)	(18,108)

Income from discontinued operations	—	4,307	15,845	13,321

Net loss	$(15,322)	$(916)	$(18,610)	$(4,787)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.43)	$(0.15)	$(.97)	$(0.53)
Income from discontinued operations	—	.12	.45	.39
	$(0.43)	$(0.03)	$(0.52)	$(0.14)

Weighted average common shares outstanding — basic and diluted	35,556	35,233	35,464	34,398

The accompanying notes are an integral part of these interim unaudited financial statements.

ArQule, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2006	2005

Cash flows from operating activities:
Net loss	$(18,610)	$(4,787)

Income from discontinued operations	(15,845)	(13,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,703	2,842
Amortization of premium/discount on marketable securities	130	194
Non-cash stock compensation	2,540	345
Loss on investment	-	250
Loss on disposal of fixed assets	4	111
Amortization of deferred gain on sale leaseback	(414)	(139)
Changes in operating assets and liabilities:
Accounts receivable	6	27
Prepaid expenses and other current assets	(532)	567
Other assets.	(387)	(1,350)
Accounts payable and accrued expenses	6,474	734
Restructuring accrual.	(495)	(577)
Deferred revenue	(1,208)	544
Net cash provided by (used in) operating activities from discontinued operations	(6,747)	11,279
Net cash used in operating activities	(33,381)	(3,281)

Cash flows from investing activities:
Purchases of marketable securities	(76,216)	(131,267)
Proceeds from sale or maturity of marketable securities	112,509	72,126
Additions to property and equipment	(400)	(2,184)
Net proceeds from sale of facility	—	39,331
Net cash used in investing activities from discontinued operations	—	(479)
Net cash provided by (used in) investing activities	35,893	(22,473)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(306)
Proceeds from registered direct stock offering, net	—	28,349
Proceeds from exercise of common stock options	1,520	1,935

Net cash provided by financing activities	1,520	29,978

Net increase in cash and cash equivalents	4,032	4,224
Cash and cash equivalents, beginning of period	4,805	7,131

Cash and cash equivalents, end of period	$8,837	$11,355

The accompanying notes are an integral part of these interim unaudited financial statements.

ArQule, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Basis of Presentation

We are a biotechnology company engaged in the research and development of small molecule cancer therapies. We apply our proprietary technology platforms to develop small molecule compounds that we believe will selectively kill cancer cells while sparing normal cells.  Our oncology portfolio consists of our lead clinical candidate, ARQ 501, based on our proprietary Activated Checkpoint TherapySM (ACT) platform; a second generation ACT compound, ARQ 171, for which we have filed an Investigational New Drug application; ARQ 197, a clinical-stage candidate based on our c-MET program; and several preclinical oncology programs.

Through May 2006, we also provided chemistry services to collaborators and customers for their discovery programs, which was part of our business since inception.  In September 2005, we announced a strategic decision to exit our chemistry services business in order to focus operationally on developing our oncology portfolio.  On December 2, 2005, we received notice that Pfizer Inc, pursuant to the terms of the Collaborative Agreement (“Agreement”) with ArQule, was terminating the Agreement effective May 22, 2006.  We have completed our compound production obligations under the terms of the Agreement and have ceased chemistry services operations. As described below, these operations are presented as discontinued operations.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the SEC on March 9, 2006.

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2006, and the results of our operations and cash flows for the three and nine months ended September 30, 2006 and September 30, 2005. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. Certain prior-period amounts have been reclassified to conform to the current year’s financial statement presentation.

2.   Discontinued Operations

On September 27, 2005, we announced our intention to exit our chemistry services business. We received notice on December 2, 2005 that Pfizer had elected to terminate the Agreement, pursuant to the Agreement terms, effective May 22, 2006.  The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination.  This amount was recorded as deferred revenue and was recognized as revenue when compounds were delivered through the termination date. We have fulfilled our compound production obligations under the Agreement, recognized the remaining deferred revenue, and ceased chemistry services operations.

The net book value of the assets associated with the chemistry services business, which total $1.4 million, approximates the fair market value of the underlying assets and has been classified as “Assets held for sale” under current assets in our Condensed Consolidated Balance Sheet at September 30, 2006. We have been actively seeking potential buyers of these assets, and management believes it is probable that the disposal transactions will be completed within one year and that classification as assets held for sale is warranted in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”.)

We consider the chemistry services long-lived assets an “asset group” (as defined in SFAS 144) since they represent the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities.  We have classified the chemistry services asset group as “Assets held for sale” under current assets in our September 30, 2006 Condensed Consolidated Balance Sheet pursuant to SFAS 144 based on the following:

•                  Management has initiated a plan to sell the chemistry services assets at a sales price that is reasonable in relation to the current fair value of the assets;

•                  The asset group is available for sale in its present condition;

•                  Management believes the sale of assets is probable and is expected to be completed within one year, and that the plan to sell is unlikely to significantly change.

We consider the chemistry services asset group to be a “component of an entity” (as defined in SFAS 144) since it comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Company’s operations. Pursuant to SFAS 144, we have reported the results of the chemistry services component as discontinued operations in the quarter ended September 30, 2006 since the related cash flows of the chemistry services business have been eliminated from the ongoing operations of the Company and it is now probable that ArQule will not have any significant continuing involvement in the operations of the component or the assets being disposed.

The following table presents operating results for the discontinued chemical services business ($ in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenue	$—	$11,542	$26,718	$35,635

Costs and expenses:
Cost of revenue	—	7,235	8,375	22,314
Restructuring charge	—	—	2,498	—
Total costs and expenses	—	7,235	10,873	22,314

Income from discontinued operations	$—	$4,307	$15,845	$13,321

3.              Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and nine months ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net loss	$(15,322)	$(916)	$(18,610)	$(4,787)
Change in unrealized gains (losses) on marketable securities	275	(350)	494	(435)
Comprehensive loss	$(15,047)	$(1,266)	$(18,116)	$(5,222)

4.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following (in thousands):

	September 30,	December 31,
	2006	2005
Accounts payable	$413	$267
Accrued payroll	1,774	3,049
Accrued outsourced pre-clinical and clinical fees	7,538	2,154
Accrued professional fees	382	454
Other accrued expenses	1,034	1,085
	$11,141	$7,009

5.              Restructuring Charges

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

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of	2006	2006	Balance as of
	December 31, 2005	Provisions	Payments	September 30, 2006
Termination benefits	$—	$2,383	$(2,163)	$220
Facility-related	2,706	—	(495)	2,211
Other charges	—	115	(107)	8
Total restructuring accrual	$2,706	$2,498	$(2,765)	$2,439

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

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business.  The termination benefits, which affected 104 employees, consist of cash payments and continuation of healthcare benefits. In 2006, a restructuring charge of $2.5 million was recorded pursuant to this action and is included in the 2006 Condensed Consolidated Statement of Operations as part of “Income from discontinued operations.” As of September 30, 2006, all affected employees have been separated from the Company. As of September 30, 2006, $228,000 of restructuring accrual remains, most of which will be paid out before the end of 2006.

6.   Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include stock options.   Options to purchase 3,977,222 and 4,157,000 shares of common stock were not included in the computations of diluted net loss per share for the three and nine month ended September 30, 2006 and 2005, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

7.   Stock Plans and Share-Based Employee Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123 (R)”), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  We elected to adopt the modified prospective transition method as provided by SFAS 123(R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods beginning before January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Research and development	$437	$1,112
Marketing, general and administrative	252	1,015
Discontinued operations	—	337
Total compensation expense	$689	$2,464

In the three months and nine months ended September 30, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge.  The stock-based compensation charge reduced basic and diluted net loss in the three and nine months ended September 30, 2006 by $.02 and $.07 per share, respectively.

We estimate the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months and nine ended September 30, 2006.

The fair value of each grant in 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Dividend yield (1)	0.0%	0.0%
Expected volatility factor(2)	90%	90%
Risk free interest (3)	4.81%	4.25% - 4.88%
Expected term, excluding options issued pursuant the Employee Stock Purchase Plan(4)	4.44 - 4.94 years	4.44 - 4.94 years
Expected term—Employee Stock Purchase Plan (5)	0.5 years	0.5 years

(1)                                  We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

(2)                                  Measured using an average of historical daily price changes of our stock.

(3)                                  The risk-free interest rate for periods equal to the expected term of share option based on the U.S. Treasury yield in effect at the time of grant.

(4)                                  The expected term is the number of years that we estimate, based on historical experience, that options will be outstanding before exercise or cancellation.  The range in expected term is the result of certain groups of employees exhibiting different exercising behavior.

(5)                                  The expected term of options issued in connection with our Employee Stock Purchase Plan is 6 months based on the terms of the plan.

We recognized employee share-based compensation cost of $289,000 for the nine months ending September 30, 2005.  If compensation cost had been determined based on the fair value at the grant dates, our net loss for the three and nine months ended September 30, 2005 would have been the pro forma amounts indicated in the table below (in thousands, except for per share data):

		Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss:
Net loss as reported		$(916)	$(4,787)
Add:	stock based employee compensation expense included in reported loss	—	289
Less:	total share-based employee compensation expense determined under fair value based methods for all awards	(926)	(3,833)
Pro forma net loss		$(1,842)	$(8,331)

Basic and diluted net loss per share:
As reported		$(0.03)	$(0.14)
Pro forma		$(0.05)	$(0.24)

The value of each option grant was estimated on the grant date using the Black-Scholes Option-Pricing Model with the following assumptions:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor	80%	80% — 90%
Risk-free interest rate	3.93%	3.71% — 4.21%
Expected term	0.5 — 5.0 years	0.5 — 5.0 years

Stock Plans

During 2005, our shareholders approved an amendment to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) to increase the number of shares available to 9,600,000.  All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock.  Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years.  Stock options issued pursuant to the Equity Incentive Plan generally vest over four years.  For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years.  Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option.  As of September 30, 2006, no stock appreciation rights have been issued.  At September 30, 2006, there were 2,874,528 shares available for future grant under the Equity Incentive Plan.

During 2005, our shareholders approved an amendment to the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”) to increase the number of shares available to 500,500.  In May 2006, our shareholders approved an amendment to the Director Plan to increase the number of options granted to the Chairman of the Board and Directors.  Under the terms of the Director Plan options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 15,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 20,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 10,000 and vesting immediately.   All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to the fair market value on the date of the grant.  Through September 30, 2006, options to purchase 405,458 shares of common stock have been granted under the Director Plan, of which 22,500 shares have lapsed and 348,168 shares are currently exercisable. As of September 30, 2006, 117,542 shares are available for future grants.

A summary of option activity under the Equity Incentive Plan and the Director Plan for the nine months ended September 30, 2006 follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	4,084,265	$7.41
Granted	1,447,260	5.72
Exercised	(299,953)	4.42
Forfeitures	(591,716)	5.74
Expired	(662,634)	8.41
Outstanding at September 30, 2006	3,977,222	$6.70

Options exercisable at end of period	1,903,513	$7.66

The following table summarizes information about outstanding stock options issued pursuant to the Equity Incentive Plan and the Director Plan as of September 30, 2006:

Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual Life	Weighted average exercise price	Exercisable as of September 30, 2006	Weighted average exercise price
$0.00 — 2.80	3,000	6.5	$2.19	3,000	$2.19
2.80 — 5.60	1,616,128	6.2	4.75	1,093,763	4.62
5.60 — 8.40	1,864,572	8.8	6.15	313,228	6.42
8.40 — 11.20	150,070	4.6	9.76	150,070	9.76
11.20 — 14.00	133,954	5.0	13.34	133,954	13.34
14.00 — 16.80	17,750	1.5	16.60	17,750	16.60
16.80 — 19.60	67,748	2.8	18.14	67,748	18.14
19.60 — 22.40	88,500	3.4	20.04	88,500	20.04
22.40 — 25.20	7,500	4.1	23.13	7,500	23.13
25.20 — 28.00	28,000	3.1	28.00	28,000	28.00
	3,977,222	7.2	$6.70	1,903,513	$7.66

The aggregate intrinsic value of options outstanding at September 30, 2006 was $199,428, of which $156,012 related to exercisable options.  The weighted average fair value of options granted in the nine months ended September 30, 2006 and 2005 was $4.05 and $4.51 per share, respectively.  The intrinsic value of options exercised in the nine months ended September 30, 2006 and 2005 was $291,180 and $754,634, respectively.

The total compensation cost not yet recognized as of September 30, 2006 related to non-vested option awards was $7.0 million, which will be recognized over a weighted-average period of 3.0 years.  During the three and nine month periods ended September 30, 2006, there were 161,838 and 591,716 shares forfeited, respectively, with weighted average grant date fair values of $4.00 and $4.22 per share, respectively.  The weighted average remaining contractual life for options exercisable at September 30, 2006 was 5.5 years.

On January 19, 2006, we granted 40,860 shares of restricted stock. The restricted stock was issued to employees of our chemistry services business on January 19, 2006, and vested upon their separation from ArQule pursuant to a plan of termination (See Note 5, Restructuring charges).

Through September 30, 2006, 3,880 shares were forfeited, and the remaining 36,980 shares were fully vested.  The shares of restricted stock were issued at no cost to the recipients.  The fair value of the restricted stock at the time of grant was $5.73 per share, and was expensed ratably over the vesting period.  We recognized share-based compensation expense related to the restricted stock of $212,000 for the nine months ended September 30, 2006.

In 1996, the shareholders adopted the 1996 Employee Stock Purchase Plan (“Purchase Plan”).  This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower.  Rights to purchase shares under the Purchase Plan are granted by the Board of Directors.  The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months.  The Purchase Plan is available to substantially all employees, subject to certain limitations.  In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued from 1,020,000 shares to 1,230,000 shares.  In May 2006, our shareholders approved an amendment to the Purchase Plan to change the date through which rights to purchase common stock may be granted to employees from August 14, 2006 through May 18, 2016.  As of September 30, 2006, 936,792 shares have been purchased pursuant to the Purchase Plan, and 293,208 shares are available for future sale.

8.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on the Company’s financial position and results of operations has not been finalized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company engaged in the research and development of small molecule cancer therapeutics. Our mission is to research, develop, and commercialize broadly effective cancer drugs with reduced toxicities compared to conventional cancer chemotherapeutics.  Our expertise in molecular biology enables us to understand and to affect certain biological processes that are responsible for numerous types of human cancer and thus develop product candidates to treat these diseases.  Our chemistry capabilities enable us to incorporate within our products certain pre-selected drug-like characteristics and a high degree of specificity for cancer cells.  We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of generating safe, effective and marketable drugs.

ARQ 501, one of our lead products, is based on our Activated Checkpoint TherapySM (ACT) platform. In addition, we have submitted an Investigational New Drug Application for a second generation ACT compound, ARQ 171. ARQ 197, another of our lead compounds, is based on our c-Met / Cancer Survival Pathway platform.  Enrollment of patients in Phase 2 clinical trials with ARQ 501 and in a Phase 1 clinical trial with ARQ 197 began in 2006. We also have a number of additional oncology product discovery and development programs in the pre-clinical stage.

In September 2005, we announced a strategic decision to exit our chemistry services business in order to focus operationally on developing our oncology portfolio.  We continued to provide chemistry services to Pfizer Inc (“Pfizer”) under a previous agreement until May 2006, at which time the collaboration with Pfizer was terminated, and we ceased chemistry services operations.  We are retaining and continuing to use a broad spectrum of well-established chemistry capabilities in the discovery and development of our oncology portfolio.  These capabilities are designed to facilitate the timely progression of our programs from initial discovery through pre-clinical development.

We have an accumulated deficit of $215 million at September 30, 2006.  Our expenses prior to September 2003 related to development activities associated with our chemistry services, the associated administrative costs required to support those efforts, and the cost of acquisitions.  Expenses incurred following September 2003 also included those related to discovery and pre-clinical and clinical development activities in connection with our oncology programs.  We expect research and development costs to increase in 2006, particularly those related to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the seven years prior to 2006, we have recorded a net loss for all but one of those years. We expect to record a loss for 2006.

Our revenue is now derived from research and development funding from our alliance with Hoffmann-La Roche, Inc. (“Roche”). Revenue and expenses fluctuate from quarter-to-quarter based upon a number of factors, notably the timing and extent of our cancer-related research and development activities together with the duration and outcomes of our clinical trials.

Revenue from our chemistry services business ceased in the second quarter of 2006 as a result of our strategic decision to exit this business and the subsequent decision by Pfizer to terminate its  Agreement with us effective May 22, 2006.  Since December 2001, we produced for Pfizer annually an average of approximately 160,000 synthetic chemical compounds and received average annual cash payments of approximately $50 million for those compounds and related services. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination.  As of September 30, 2006, we have fulfilled our compound production obligations under the Agreement, and our collaboration with Pfizer has ended.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase/(Decrease)
	2006	2005	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$108.7	$140.6	$(31.9)	(23)%
Working capital	92.6	105.6	(13.0)	(12)%

	Q3 YTD 2006	Q3 YTD 2005	Increase/(Decrease) $
	(in millions)
Cash flow from:
Operating activities	$(33.4)	$(3.3)	$(30.1)
Investing activities	35.9	(22.5)	58.4
Financing activities	1.5	30.0	(28.5)

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

For the nine months ended September 30, 2006, the net use of cash for operations of $33.4 million was primarily due to greater spending on research and development to advance our oncology programs.

Cash flow from investing activities.  For the nine months ended September 30, 2006, the total source of $35.9 million was primarily comprised of net proceeds from the sale or maturity of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the timing of maturities of specific investments and the Company’s near term need for liquidity.

Cash flow from financing activities.  For the nine months ended September 30, 2006, the total source of $1.5 million was comprised solely of the proceeds from the exercise of stock options.

We have been cash flow positive from operations for seven consecutive years, although we do not expect to be cash flow positive from operations in 2006 as we pursue development of our cancer programs. We expect that our available cash and marketable securities of $109 million at September 30, 2006, together with operating revenues and investment income, will be sufficient to finance our working capital and capital requirements through the second quarter of 2008.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into any additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors.   We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product.  If we experience increased losses, we may have to seek additional financing from public and private sales of our securities, including equity securities.  There can be no assurance that additional funding will be available when needed or on acceptable terms.

Our principal contractual obligations were comprised of the following as of September 30, 2006 (in thousands):

	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
Operating lease obligations	$30,816	$4,115	$7,786	$7,130	$11,785
Purchase obligations	8,320	8,310	10	—	—
Total	$39,136	$12,425	$7,796	$7,130	$11,785

Included in the total minimum payments for operating leases is approximately $2.2 million related to sublet real estate in California, net of contractual sublease income.  This net amount was accrued as a liability as part of the Company’s restructuring charge in 2002, and subsequent adjustments in 2003 and 2004 (see restructuring charge below).  Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Revenue Recognition - Research and Development Revenue

On April 2, 2004, ArQule announced an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway.  The alliance includes ARQ 501, a compound which is currently in Phase 2 clinical development, and ARQ 171, a second-generation ACT compound, for which we have submitted a Investigational New Drug Application.  Under the terms of the agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy.  Roche provided immediate research funding of $15 million and financial support for ongoing research and development.  ArQule is responsible for advancing the lead drug candidate, ARQ 501, from early stage development through the completion of certain Phase 2 trials.  Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee.  Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined payments, plus royalties based on net sales.  ArQule considers the development portion of the arrangement to be a single unit of accounting for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue on a straight-line basis over the maximum estimated development period.  We estimate the maximum development period could extend until December 2009, although this period may ultimately be shorter depending upon the outcome of the development work, which would result in accelerated recognition of the development revenue.  Milestone and royalty payments will be recognized as revenue when earned.  The cost associated with satisfying the Roche contract is included in research and development expense in the Condensed Consolidated Statement of Operations as incurred.

Share-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.”  SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $2.5 million of share-based compensation in the nine-month period ended September 30, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first quarter of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 7 to the notes to the unaudited condensed consolidated financial statements.

Assets Held for Sale and Discontinued Operations

We account for long-lived assets held for sale and discontinued operations in accordance with Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

In the second quarter of 2006, we ceased operations of the chemistry services business as a result of the termination of the Pfizer collaboration.  We have separated the remaining employees of the chemistry services business and have ceased all chemistry services operations.  The remaining long-lived assets associated solely with the chemistry services business have a net book value of $1.4 million, which approximates the realizable value of these assets, net of estimated costs to dispose.

We consider the chemistry services long-lived assets an “asset group” (as defined in SFAS 144) since they represent the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities.  We have classified the chemistry services asset group as “Assets held for sale” under current assets in our September 30, 2006 Condensed Consolidated Balance Sheet pursuant to SFAS 144 based on the following:

•                  Management has initiated a plan to sell the chemistry services assets at a sales price that is reasonable in relation to the current fair value of the assets;

•                  The asset group is available for sale in its present condition;

•                  Management believes the sale of assets is probable and is expected to be completed within one year, and that the plan to sell is unlikely to significantly change.

We consider the chemistry services asset group to be a “component of an entity” (as defined in SFAS 144) since it comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Company’s operations.  Pursuant to SFAS 144, we have reported the results of the chemistry services component as discontinued operations in the quarter ended September 30, 2006 since the related cash flows of the chemistry services business have been eliminated from the ongoing operations of the Company and it is now probable that ArQule will not have any significant continuing involvement in the operations of the component or the assets being disposed.

RESULTS OF OPERATIONS

Revenue

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$1.7	$1.7	$—	—%

For the nine months ended September 30:
Research and development revenue	$5.0	$5.0	$—	—%

Research and development revenue is comprised of revenue from Roche in connection with our alliance agreement.

Research and development

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended September 30:
Research and development	$14.9	$6.1	$8.8	144%

For the nine months ended September 30:
Research and development	$35.0	$18.2	$16.8	92%

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

We do not accumulate and track our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis.  Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors.  As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the costs to support our alliance agreement with Roche.  The expenses incurred by us related to work performed by third parties for preclinical and clinical trials in the first nine months of 2006 and since inception of each program were as follows (in thousands):

Oncology program	Current status	Nine Months Ended September 30, 2006	Program-to-date
E2F modulation — ARQ 501	Phase 2	$11,315	$15,915
E2F modulation — ARQ-171	Preclinical	2,623	3,004
Cancer Survival Protein modulation — ARQ 197 program	Phase 1	1,516	4,317

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

•                  the number and location of clinical sites included in the trials;

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

Our strategy includes the option of entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreement with Roche.  In the event that third parties have control over the clinical trial process for product, the estimated completion date would largely be under control of that third party rather than under our control.  We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our oncology programs, including clinical trial activities, or when and to what extent we will receive cash inflows from the commercialization and sale of a product.  Our inability to complete our oncology programs in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity.  These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our strategy.  Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

The increase in research and development expense in the three and nine months ended September 30, 2006 compared to the same periods in 2005 is primarily due to: (a) an increase in outsourced preclinical, clinical and manufacturing costs of $6.9 million and $11.9 million, respectively, required to advance our oncology programs, principally ARQ 501 and ARQ 197; (b) an increase in personnel and related costs of $1.3 million and $3.1 million, respectively, reflecting the hiring of additional scientists and share-based compensation charges recorded in 2006 but not 2005; (c) increased professional fees of $0.2 million and $0.7 million, respectively, primarily associated with filing for patents; and (d) increased facility costs of $0.3 million and $0.9 million, respectively, that reflect additional costs related to the increasing research and development headcount and the absorption of facility costs formerly associated with the chemical services business. At September 30, 2006, we had 90 employees dedicated to our research and development programs, up from 86 at December 31, 2005 and 76 at September 30, 2005.

Marketing, general and administrative

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended September 30:
Marketing, general and administrative	$3.4	$1.9	$1.5	79%

For the nine months ended September 30:
Marketing, general and administrative	$8.3	$6.8	$1.5	22%

Marketing, general and administrative expense increased during the three and nine months ended September 30, 2006 versus the same periods in 2005. The increase was primarily due to increased personnel-related expenses, including share-based compensation expense as well as facility costs which are no longer absorbed by the chemical services business. Marketing, general and administrative headcount was 42 at September 30, 2006, compared to 44 at December 31, 2005 and 48 at September 30, 2005.

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

Current year restructuring accrual activity was as follows (in thousands):

	Balance as of	2006	2006	Balance as of
	December 31, 2005	Provisions	Payments	September 30, 2006
Termination benefits	$—	$2,383	$(2,163)	$220
Facility-related	2,706	—	(495)	2,211
Other charges	—	115	(107)	8
Total restructuring accrual	$2,706	$2,498	$(2,765)	$2,439

The termination benefits are expected to be fully paid by December 31, 2006.  The facility-related accrual, which primarily represents the difference between our lease and other facility related obligations for the California facility and the amount of sublease and other payments we will receive under a sublease agreement, will be paid out through 2010.

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services business.  The termination benefits, which affected 104 employees, consist of cash payments and continuation of healthcare benefits.  As of September 30, 2006 all affected employees have been separated from the Company.

Net investment income

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended September 30:
Net investment income	$1.3	$1.1	$0.2	18%

For the nine months ended September 30:
Net investment income	$3.9	$2.1	$1.8	86%

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

Net income from discontinued operations

			Increase/(decrease)
	2006	2005	$	%
	(in millions)
For the three months ended September 30:
Net income	$—	$4.3	$(4.3)	100%

For the nine months ended September 30:
Net income	$15.8	$13.3	$2.5	19%

The decreased income from the chemical services business in the third quarter of 2006 from the third quarter of 2005 reflects the termination of the Pfizer collaboration during the second quarter of 2006.  The increase in income from the chemical services business for the first nine months of 2006 compared to the same period of 2005 was due to an increase in the amount of revenue recognized per compound delivered to Pfizer in 2006 as a result of the termination of the Agreement, which more than offset a decrease in the number of compounds delivered and the lower volume resulting from the termination of the contract and the restructuring charge related to the chemical services business.

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

In September 2006, FASB issued SFAS Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on the Company’s financial position and results of operations has not been finalized.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts.  All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, such as projections about its future results of operations, its financial condition, research, development and commercialization of its products and anticipated trends in its business are forward-looking statements.

In this report we make forward-looking statements regarding our drug development pipeline and our Phase 1 and 2 monotherapy and combination therapy clinical trials involving ARQ 501 and ARQ 197 and an Investigational New Drug Application for a second generation ACT compound, ARQ 171.

Drug development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product.  For example, preclinical efforts associated with our product pipeline may fail or prove disappointing because our technology platform did not produce candidates with the desired characteristics. Animal xenograft preclinical studies may be unpredictive of human response.   Positive information about early stage clinical trial results will not ensure that later stage or larger scale clinical trials will be successful.

Furthermore, our drugs may not demonstrate promising therapeutic effects; in addition, they may not demonstrate appropriate safety profiles in ongoing or later stage or larger scale clinical trials as a result of known or as yet unidentified side effects. The results achieved in later stage trials may not be sufficient to meet applicable regulatory standards. Problems or delays may arise during clinical trials or in the course of developing, testing or manufacturing our drugs that could lead us or our partner to discontinue development.

Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with the Company’s view of the data or require additional data or information or additional studies. Also, the planned timing of initiation of clinical trials and the duration and conclusion of such trials for our drugs are subject to the ability of the company to enroll patients, enter into agreements with clinical trial sites and investigators, and other technical hurdles and issues that may not be resolved.

We also make forward-looking statements regarding the adequacy of our financial resources.  Our capital resources may not be adequate because our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions and other factors.   Additionally, our corporate collaborators may terminate their agreements with us, thereby eliminating that source of funding, because we may fail to satisfy the prescribed terms of the collaborations or for other reasons.

We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product generating revenues.  If we experience increased losses, we may have to seek additional financing from public and private sales of our securities, including equity securities.  There can be no assurance that additional funding will be available when needed or on acceptable terms.

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 9, 2006, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The forward-looking statements contained herein represent the judgment of the Company as of the date of this report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

The carrying amounts reflected in the Condensed Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at September 30, 2006 due to the short-term maturities of these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2006 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations.  There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 —  Legal Proceedings.  None.

Item 1A — Risk Factors.   For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated from time to time in our subsequent Quarterly Reports on Form 10Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2 — Changes in Securities and Use of Proceeds.  None.

Item 3 — Defaults Upon Senior Securities.  None.

Item 4 — Submission of Matters to a Vote of Security Holders. None.

Item 5 — Other Information.  None.

Item 6 — Exhibits.

10.1	Amended and Restated 1996 Director Stock Option Plan. (1)
10.2	Amended and Restated 1996 Employee Stock Option Plan. (2)
10.3	Employment Agreement between ArQule, Inc. and Dr. Rulewski dated as of August 1, 2006. (3)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer

(1)          Previously filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 21, 2006 and incorporated herein by reference.

(2)          Previously filed as Appendix C to the Company’s Definitive Proxy Statement filed on April 21, 2006 and incorporated herein by reference

(3)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 1, 2006 and incorporated herein by reference.

ArQule, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 6, 2006	/s/ RICHARD H. WOODRICH
Richard H. Woodrich Chief Financial Officer