Form 10-Q
period 2007-06-30
ARQULE INC
filed 2007-08-07
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007                            Commission File No. 000-21429

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

Number of shares outstanding of the registrant’s Common Stock as of August 2, 2007:

Common Stock, par value $.01                           43,634,500 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2007

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007	December 31, 2006
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$7,112	$6,242
Marketable securities	144,385	89,590
Prepaid expenses and other current assets	1,970	2,162
Total current assets	153,467	97,994
Property and equipment, net	3,945	4,549
Other assets	1,952	2,277
Total assets	$159,364	$104,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,146	$10,276
Current portion of deferred revenue	9,942	6,609
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	20,640	17,437
Restructuring accrual, net of current portion	1,053	1,366
Deferred revenue, net of current portion	27,246	1,967
Deferred gain on sale leaseback, net of current portion	3,820	4,096
Total liabilities	52,759	24,866
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 43,132,496 and 35,811,709 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	431	358
Additional paid-in capital	362,293	307,965
Accumulated other comprehensive loss	(37)	(152)
Accumulated deficit	(256,082)	(228,217)
Total stockholders’ equity	106,605	79,954
Total liabilities and stockholder’s equity	$159,364	$104,820

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,235	$1,652	$3,887	$3,304

Costs and expenses:
Research and development	13,077	9,552	26,781	20,063
General and administrative	3,796	2,781	7,306	4,981
Total costs and expenses	16,873	12,333	34,087	25,044

Loss from continuing operations	(14,638)	(10,681)	(30,200)	(21,740)

Net investment income	1,277	1,267	2,335	2,607

Net loss from continuing operations	(13,361)	(9,414)	(27,865)	(19,133)

Income from discontinued operations	—	1,840	—	15,845

Net loss	$(13,361)	$(7,574)	$(27,865)	$(3,288)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.36)	$(0.26)	$(0.77)	$(0.54)
Income from discontinued operations	—	0.05	—	0.45
Net loss per share	$(0.36)	$(0.21)	$(0.77)	$(0.09)

Weighted average basic and diluted common shares outstanding	36,901	35,460	36,371	35,386

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED June 30,
	2007	2006
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(27,865)	$(3,288)

Income from discontinued operations	—	(15,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	901	1,095
Amortization of premium/discount on marketable securities	(64)	77
Amortization of deferred gain on sale leaseback	(276)	(276)
Non-cash stock compensation	2,411	1,851
Loss on disposal of fixed assets	121	4
Changes in operating assets and liabilities:
Accounts receivable	—	6
Prepaid expenses and other current assets	192	(1,199)
Other assets	325	(474)
Accounts payable and accrued expenses	(130)	3,348
Restructuring accrual, net of current portion	(313)	(266)
Deferred revenue	28,612	(806)
Net cash (used in) operating activities from discontinued operations	—	(5,619)
Net cash provided by (used in) operating activities	3,914	(21,392)
Cash flows from investing activities:
Purchases of marketable securities	(117,376)	(54,339)
Proceeds from sale or maturity of marketable securities	62,760	93,300
Additions to property and equipment	(418)	(104)
Net cash provided by (used in) investing activities	(55,034)	38,857
Cash flows from financing activities:
Proceeds from stock offering, net	50,489	—
Proceeds from issuance of common stock	1,501	628
Net cash provided by financing activities	51,990	628
Net increase in cash and cash equivalents	870	18,093
Cash and cash equivalents, beginning of period	6,242	4,805
Cash and cash equivalents, end of period	$7,112	$22,898

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a clinical-stage biotechnology company organized as a Delaware Corporation in 1993 and are engaged in the research and development of innovative anti-cancer therapies. Our goal is to introduce novel products that act selectively against cancer cells, target multiple tumor types and are well tolerated by patients.

Our clinical-stage products consist of: ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase; ARQ 501, an intravenously administered novel activator of the cell’s DNA damage response mechanism mediated by the E2F-1 transcription factor; and ARQ 171, an intravenously administered second generation activator of E2F-1.

We retain full worldwide commercial rights to ARQ 197 outside of Japan and other select Asian countries, where we granted commercial rights to Kyowa Hakko Kogyo Co., Ltd. (“Kyowa”) on April 27, 2007. We are developing  ARQ 501, ARQ 171 and ARQ 761, a new chemical entity based on ARQ 501, pursuant to our collaboration with Hoffmann-La Roche (“Roche”). Our agreements with Kyowa and Roche each provide for possible future milestone payments, royalties on product sales, and development funding, in addition to upfront payments that we have already received.

As part of our business since inception until 2006, we provided chemistry services to collaborators and customers for their discovery programs. In September 2005, we announced a strategic decision to exit our chemistry services operations in order to focus operationally on developing our oncology portfolio. On December 2, 2005, we received notice that our major collaborator and customer, Pfizer Inc (“Pfizer”), pursuant to the terms of the Collaborative Agreement (“Agreement”) with ArQule, was terminating the Agreement effective on May 22, 2006. We continued to provide chemistry services to Pfizer through this date.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2006 that are included in our annual report on Form 10-K filed with the SEC on March 12, 2007.

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2007, and the results of our operations and cash flows for the three and six months ended June 30, 2007 and June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.  DISCONTINUED OPERATIONS

On September 27, 2005, we announced our intention to exit our chemistry services operations. We received notice on December 2, 2005 that Pfizer had elected to terminate the Agreement, pursuant to the Agreement’s terms, effective on May 22, 2006. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination. This amount was recorded as deferred revenue and was recognized as revenue when compounds were delivered through the termination date. We have fulfilled our compound production obligations under the Agreement, and recognized the remaining deferred revenue and ceased chemistry services operations in 2006.

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

The following table presents operating results for the discontinued chemical services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$4,918	$—	$26,718

Costs and expenses:
Cost of revenue	—	2,527	—	8,345
Restructuring charge	—	551	—	2,528
Total costs and expenses	—	3,078	—	10,873

Income from discontinued operations	$—	$1,840	$—	$15,845

3.  KYOWA LICENSING AGREEMENT

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and recorded as deferred revenue at March 31, 2007. An additional $27 million in upfront licensing fees was received on May 7, 2007 and recorded as deferred revenue at June 30, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

Under the Kyowa agreement, the initial license fee and any subsequent milestone payments, once earned, will be recognized as research and development revenue using the contingency-adjusted performance model. Under this model, when payments are earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the Kyowa agreement to the time the milestone is earned over the estimated duration of the development period under the agreement. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated development period  under the agreement. We currently estimate the development period to be through April 2016. This period may ultimately be shorter or longer depending upon the outcome of the development work, resulting in accelerated or deferred recognition of the development revenue. Royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Kyowa contract is included in research and development expense in the Condensed Consolidated Statement of Operations.

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and six months ended June 30, 2007 and June 30, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(13,361)	$(7,574)	$(27,865)	$(3,288)
Unrealized gain on marketable securities	36	207	115	219

Comprehensive loss	$(13,325)	$(7,367)	$(27,750)	$(3,069)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accounts payable	$667	$208
Accrued payroll	1,772	1,726
Accrued outsourced pre-clinical and clinical fees	5,862	6,197
Accrued professional fees	657	434
Accrued restructuring-current portion	650	678
Other accrued expenses	538	1,033
	$10,146	$10,276

6.  RESTRUCTURING CHARGES

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

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services operations. The termination benefits, which affected 104 employees, consisted of cash payments and continuation of health care benefits. In 2006, a restructuring charge of $2.5 million was recorded pursuant to this action and is included in the Condensed Consolidated Statement of Operations, for the six months ended June 30, 2006, as part of “Income from discontinued operations”. As of December 31, 2006, all affected employees had been separated from the Company and the restructuring costs were fully paid.

Activities against the restructuring accrual in the six months ended June 30, 2006 and June 30, 2007 were as follows:

	Balance as of	2006	2006	Balance as of
	December 31, 2005	Provisions	Payments	June 30, 2006
Termination benefits-discontinued operations	$—	$2,383	$(1,326)	$1,057
Other charges-discontinued operations	—	145	(98)	47
Facility-related	2,706	—	(266)	2,440
Total restructuring accrual	$2,706	$2,528	$(1,690)	$3,544

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of June 30, 2007
Facility-related	$2,044	$—	$(341)	$1,703

7.   NET INCOME (LOSS) PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 4,454,291 and 4,383,984 for the three and six months ended June 30, 2007 and 2006, respectively.

8.   STOCK-BASED COMPENSATION AND STOCK PLANS

Effective January 1, 2006, we adopted the provisions of SFAS No.123(R), “Share-Based Payment” (“SFAS 123 (R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2007 and June 30, 2006.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$361	$328	$1,381	$751
General and administrative	688	522	1,030	763
Discontinued operations	—	46	—	337
Total stock-based compensation expense	$1,049	$896	$2,411	$1,851

In the three and six months ended June 30, 2007 and June 30, 2006, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. In the six months ended June 30, 2007, stock-based compensation expense of $637, included in research and development, was related to Boston Biomedical, Inc. transition costs (see Note 11, Boston Biomedical, Inc. Collaboration in this  Form 10-Q)

Option activity under our stock plans for the six months ended June 30, 2007 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2006	3,872,946	$6.66
Granted	1,145,325	6.47
Exercised	(268,739)	5.01
Cancelled	(295,241)	6.33

Outstanding as of June 30, 2007	4,454,291	$6.73

Exercisable as of June 30, 2007	2,299,370	$7.36

The aggregate intrinsic value of options outstanding at June 30, 2007 was $5.3 million, of which $3.1 million related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2007 and 2006 was $3.40 and $4.09 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2007 and 2006 was $989,936 and $370,000.

The total compensation cost not yet recognized as of June 30, 2007 related to non-vested option awards was $7.0 million, which will be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2007, there were 259,199 shares forfeited with a weighted average grant date fair value of $4.04 per share. The weighted average remaining contractual life for options exercisable at June 30, 2007 was 5.8 years.

9.  STOCK OFFERING

On June 13, 2007, we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of  approximately $50.5 million after commissions and other offering expenses. On July 18, 2007, we sold an additional 502,000 shares of common stock at $7.75 per share for aggregate net proceeds of approximately $3.7 million after commissions and other offering expenses.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not anticipated to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007.  The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  We do not believe that our adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on our financial statements.

11. BOSTON BIOMEDICAL, INC. COLLABORATION

In January 2007, we entered into a $5.0 million, eight-month sponsored research agreement with the newly established Boston Biomedical, Inc. (“BBI”), an independent corporation led by our former chief scientific officer. Approximately 26 former employees of ArQule joined BBI.

BBI is conducting scientific research under the agreement that includes a number of in vivo and in vitro studies, reports and publications related to mechanisms of action and biomarkers for our clinical-stage products. These products include ARQ 197, ARQ 501 and ARQ 171. We retain all intellectual property and technology rights related to research conducted by BBI employees under the contract. ArQule has no equity position in BBI.

In connection with the foregoing events, on January 26, 2007, our former chief scientific officer entered into a separation agreement and general release with us and was paid a lump sum severance payment comprised of (i) one year’s salary in the amount of $321, (ii) the average of his cash bonuses over the last two years in the amount of $110, and (iii) the amount of $113 to which he was entitled under our Annual Incentive Program for fiscal year 2006.

In addition, he was granted an option to purchase 64,375 shares of our common stock, which is fully vested and exercisable on the date of grant and will expire on December 31, 2008. His previously vested option grants covering 216,250 shares were amended to extend the exercise period through December 31, 2007. In connection with his appointment as Chairman of our Scientific Advisory Board, he was granted an additional option to purchase 12,500 shares, which is fully vested and exercisable on the date of grant and will expire ten years after the date of grant. As a result of his separation from service, all his unvested options have lapsed.

Approximately 26 of our former employees joined BBI in January 2007 and each employee who transitioned to BBI executed and delivered a separation agreement and general release. In consideration for entering into such agreement, each employee received a fully-vested option to purchase shares of our common stock with an exercise period terminating December 31, 2008, as well as an amendment to their previously vested stock options to extend the exercise period through December 31, 2007. The total number of fully vested stock options issued to these employees was 87,500, and the total number of stock options that were amended to extend the exercise period was 92,504. As a result of separation of service all unvested options of such employees have lapsed.

In the first quarter of 2007, we expensed approximately: $431 related to lump sum cash payments under the separation and general release agreement with our former chief scientific officer, as well as certain non-cash charges for stock based compensation, including $201 for stock options granted to him; and $168 arising from the extension of the exercise period of his vested options. Additionally, in the first quarter of 2007, we expensed approximately $197 for stock options granted to other employees related to their separation agreements and releases, and $71 arising from the extension of the exercise period of their vested options.

Through June 30, 2007, in conjunction with the sponsored research agreement we made payments of $3,372 to BBI, $3,103 of which is included in research and development expense. The remaining $269 is reported in prepaid expenses and other current assets.

12. INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits.  We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S.

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

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future.  If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a clinical-stage biotechnology company organized as a Delaware Corporation in 1993 and are engaged in the research and development of innovative anti-cancer therapies. Our goal is to introduce novel products that act selectively against cancer cells, target multiple tumor types and are well tolerated by patients. We believe our clinical-stage products represent potential best-in class or first-in class small molecule candidates based on highly differentiated mechanisms of action.

Our clinical-stage products consist of: ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase; ARQ 501, an intravenously administered novel activator of the cell’s DNA damage response mechanism mediated by the E2F-1 transcription factor; and ARQ 171, an intravenously administered second generation activator of E2F-1. Results from Phase 1 clinical trials of ARQ 501 and ARQ 197 showed promising anti-cancer activity across multiple types of tumors.  In these early-stage studies, there was no drug-related, serious adverse event (Grades 3/4) associated with ARQ 197; ARQ 501 showed clinical tolerability with hemolytic anemia identified as the dose-limiting toxicity.

We retain full worldwide commercial rights to ARQ 197 outside of Japan and other select Asian countries, where we granted commercial rights to Kyowa Hakko Kogyo Co., Ltd. (“Kyowa”) on April 27, 2007. We are developing ARQ 501, ARQ 171 and ARQ 761, a new chemical entity based on ARQ 501, pursuant to our collaboration with Hoffmann-La Roche (“Roche”). Our agreements with Kyowa and Roche each provide for possible future milestone payments, royalties on product sales, and development funding, in addition to upfront payments that we have already received.

Our pre-clinical programs are directed toward molecular targets that we believe play critical roles in the development of human cancers. The most advanced of these programs is focused on the development of an inhibitor of the B-RAF kinase. Toxicology testing is planned to begin in late 2007 with a product candidate from this program.  Select additional molecular targets being explored in our pre-clinical programs include Eg5, Hsp90 and HDAC. We may elect to out-license certain product candidates discovered through our pre-clinical programs to corporate partners.

Our products and research programs are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected drug-like properties and acting specifically against cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. We believe that our combined expertise in biology and chemistry differentiates us from other biotech companies.

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

We have an accumulated deficit of $256 million at June 30, 2007. We expect research and development costs to increase throughout 2007 due to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the six consecutive years from 2000-2005, these cash flows were attributable to our discontinued chemistry services operations. We recorded a net loss for all but one of those years. We recorded a net loss for 2006 and expect a net loss for 2007.

Our revenue consists of development funding from our alliance with Roche and license fee and development revenues from Kyowa. Under this Roche alliance, we are responsible for advancing drug candidates from early stage development to Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and recorded as deferred revenue at March 31, 2007. An additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2007	2006	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$151.5	$95.8	$55.7	58.1%
Working capital	132.8	80.6	52.2	64.9%

	Q2 YTD 2007	Q2 YTD 2006	Increase (decrease) $
	(in millions)
Cash flow from:
Operating activities	$3.9	$(21.4)	$25.3
Investing activities	(55.0)	38.9	(93.9)
Financing activities	52.0	0.6	51.4

Cash flow from operating activities.   Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with pre-clinical and clinical studies, laboratory supplies and materials and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for license rights or future services. For the six months ending June 30, 2007, our increase in cash was primarily driven by the difference between cash receipts from collaborators, and payments for operating expenses which resulted in a net cash inflow of $3.9 million.

Cash flow from investing activities.   Our net cash used by investing activities of $55.0 million in the six months ended June 30, 2007 was comprised of net sales of marketable securities of $54.6 million and acquisitions of fixed assets of $0.4 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments and our near term liquidity needs.

Cash flow from financing activities.   Our net cash provided by financing activities of $52.0 million in the six months ended June 30, 2007 was comprised primarily of the proceeds from our June 19, 2007 stock offering, wherein we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of $50.5 million after commissions and offering expenses.  Stock option exercises provided additional cash inflow of $1.5 million.

Although we were cash flow positive from operations from 1999 through 2005, we were not cash flow positive from operations in 2006, nor do we expect to be cash flow positive from operations for 2007, as a result of our decision to exit our chemistry services operations and the increased cost of developing our clinical candidates. We expect that our available cash and marketable securities, together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements into the second half of  2009, depending on decisions we may make regarding our clinical trials.

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

Our contractual obligations were comprised of the following as of June 30, 2007 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$27,650	$3,842	$7,647	$7,048	$9,113
Purchase obligations	7,350	7,350	—	—	—
Total	$35,000	$11,192	$7,647	$7,048	$9,113

Included in the total minimum payments for operating leases is approximately $1.7 million related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 6 Restructuring Charges to the Condensed Consolidated Financial Statements in this Form 10-Q). Purchase obligations are comprised primarily of outsourced pre-clinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Research and Development Revenue Recognition

Under the terms of the Roche agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined milestone payments, plus royalties based on net sales. ArQule considers the development portion of the arrangement to be a single unit of accounting under Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009. This period may ultimately be shorter depending upon the outcome of the development work, resulting in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The costs associated with satisfying the Roche contract are included in research and development expense in the Condensed Consolidated Statement of Operations.

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and recorded as deferred revenue at March 31, 2007. An additional $27 million in upfront licensing fees was received on May 7,

2007 and recorded as deferred revenue at June 30, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

 Under the Kyowa agreement, the initial license fee and any subsequent milestone payments, once earned, will be recognized as research and development revenue using the contingency-adjusted performance model. Under this model, when payments are earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the Kyowa agreement to the time the milestone is earned over the estimated duration of the development period under the agreement. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated development period  under the agreement. We currently estimate the development period to be through April 2016. This period may ultimately be shorter or longer depending upon the outcome of the development work, resulting in accelerated or deferred recognition of the development revenue. Royalty payments will be recognized as revenue when earned. The cost associated with satisfying the Kyowa contract is included in research and development expense in the Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2007 and 2006:

Revenue

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$2.2	$1.6	$0.6	35.2%

For the six months ended June 30:
Research and development revenue	$3.9	$3.3	$0.6	17.7%

   Research and development revenue increased by $0.6 million in both the three and six month periods due to revenue recognized in the current quarter in connection with the Kyowa licensing agreement.

Research and development

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended June 30:
Research and development	$13.1	$9.6	$3.5	36.9%

For the six months ended June 30:
Research and development	$26.8	$20.1	$6.7	33.5%

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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us to third-parties for pre-clinical and clinical trials in the second quarter of 2007 and since inception of each program were as follows (in thousands):

Oncology program	Current status	Three Months Ended June 30, 2007	Program-to-date
E2F modulation—ARQ 501	Phase 2	$1,860	$24,000
E2F modulation—ARQ 171	Phase 1	227	4,688
c-Met program—ARQ 197	Phase 1	3,377	10,533

Our future research and development expenses in support of our current and future oncology programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous pre-clinical studies for safety, toxicology, and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product. It is not unusual for the pre-clinical and clinical development of these types of products to each take nine years or more, and for total development costs to exceed $500 million for each product.

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

Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Roche and Kyowa. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

The increase in research and development expense in the second quarter of 2007 of $3.5 million is primarily due to $1.9 million of costs incurred in conjunction with our sponsored research agreement with BBI and a $2.0 million increase in outsourced pre-clinical, clinical and manufacturing services required to advance our oncology programs, principally ARQ 197, ARQ 501 and ARQ 171. These cost increases were partially offset by $0.5 million lower personnel related costs on reduced headcount.

The increase in research and development expense in the first six months of 2007 of $6.7 million is primarily due to $3.1 million of costs incurred in conjunction with our sponsored research agreement with BBI and a $2.8 million increase in outsourced pre-clinical, clinical and manufacturing services required to advance our oncology programs, principally ARQ 197, ARQ 501 and ARQ 171. In  addition, in the six month period of 2007, we incurred stock-based compensation costs of  $0.7 million related to the transition of certain employees and our former chief scientific officer to BBI.  At June 30, 2007, we had 65 employees dedicated to our research and development program, down from 95 employees at June 30, 2006.

General and administrative

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.8	$2.8	$1.0	36.5%

For the six months ended June 30:
General and administrative	$7.3	$5.0	$2.3	46.7%

General and administrative expense increased in the three month period primarily due to increases of  $0.4 million in personnel related expenses, $0.3 million in professional fees and $0.3 million for  facility costs, which are no longer absorbed by the chemical services operations. General and administrative expense increased in the six month period primarily due to increases of  $1.1 million in personnel related expenses, $0.3 million in professional fees and $0.8 million for  facility costs, which are no longer absorbed by the chemical services operations.  General and administrative headcount was 34 at June 30, 2007, compared to 40 at June 30, 2006.

Investment income

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended June 30:
Investment income	$1.3	$1.3	$—	—%

For the six months ended June 30:
Investment income	$2.3	$2.6	$(0.3)	(10.4)%

Investment income is derived from our portfolio of cash and short-term investments. Investment income was unchanged in the three month period and decreased in the six month period due to the decreased average portfolio balance.

Income from discontinued operations

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended June 30:
Income from discontinued operations	$—	$1.8	$(1.8)	(100)%

For the six months ended June 30:
Income from discontinued operations	$—	$15.8	$(15.8)	(100)%

  The decrease in income from the chemical services operations, discontinued operations, in the second quarter and first six months of 2007 reflects the termination of the Pfizer collaboration during the second quarter of 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In June 2007, the EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007.  The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  We do not believe that our adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on our financial statements.

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

The carrying amounts reflected in the Condensed Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at June 30, 2007 due to the short-term maturities of these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2007 are effective in recording, processing, summarizing and reporting the financial results of the Company’s operations.  There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS.  None.

ITEM 1A. – RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 12, 2007, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed a current report on Form 8-K on May 29, 2007 to report the results of matters submitted to a vote at the Annual Meeting of Stockholders held on May 18, 2007, which is incorporated herein by reference.

ITEM 5. – OTHER INFORMATION.  None.

ITEM 6. – EXHIBITS.

EXHIBIT NO.	DESCRIPTION
1.1	Underwriting Agreement, dated June 13, 2007 (1)
10.1+	Exclusive License Agreement, by and between the Company and Kyowa Hakko Kogyo Co., Ltd.(2)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer (2)
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (2)
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer (2)

(1)           Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 15, 2007, and incorporated herein by reference.

(2)           Filed herewith.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 7, 2007	/s/ RICHARD H. WOODRICH
Richard H. Woodrich Acting Chief Financial Officer