Form 10-Q
period 2007-09-30
ARQULE INC
filed 2007-11-06
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended  September 30, 2007                 Commission File No. 000-21429

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

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2007:

Common Stock, par value $.01                           43,710,379 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2007

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2007	December 31, 2006
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$9,213	$6,242
Marketable securities	134,279	89,590
Prepaid expenses and other current assets	1,684	2,162
Total current assets	145,176	97,994
Property and equipment, net	4,021	4,549
Other assets	1,845	2,277
Total assets	$151,042	$104,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,371	$10,276
Current portion of deferred revenue	9,942	6,609
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	19,865	17,437
Restructuring accrual, net of current portion	895	1,366
Deferred revenue, net of current portion	26,011	1,967
Deferred gain on sale leaseback, net of current portion	3,682	4,096
Total liabilities	50,453	24,866

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 43,693,211 and 35,811,709 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	437	358
Additional paid-in capital	367,374	307,965
Accumulated other comprehensive loss	(22)	(152)
Accumulated deficit	(267,200)	(228,217)
Total stockholders’ equity	100,589	79,954
Total liabilities and stockholders’ equity	$151,042	$104,820

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,736	$1,652	$6,623	$4,956

Costs and expenses:
Research and development	12,529	14,944	39,310	35,007
General and administrative	3,356	3,355	10,662	8,336
Total costs and expenses	15,885	18,299	49,972	43,343

Loss from continuing operations	(13,149)	(16,647)	(43,349)	(38,387)

Net investment income	2,031	1,325	4,366	3,932

Net loss from continuing operations	(11,118)	(15,322)	(38,983)	(34,455)

Income from discontinued operations	—	—	—	15,845

Net loss	$(11,118)	$(15,322)	$(38,983)	$(18,610)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.26)	$(0. 43)	$(1.00)	$(0.97)
Income from discontinued operations	—	—	—	0.45
Net loss per share	$(0.26)	$(0.43)	$(1.00)	$(0.52)

Weighted average basic and diluted common shares outstanding	43,557	35,556	38,793	35,464

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(38,983)	$(18,610)

Income from discontinued operations	—	(15,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,316	1,703
Amortization of premium/discount on marketable securities	(35)	130
Amortization of deferred gain on sale leaseback	(414)	(414)
Non-cash stock compensation	3,559	2,540
Loss on disposal of fixed assets	121	4
Changes in operating assets and liabilities:
Accounts receivable	—	6
Prepaid expenses and other current assets	478	(532)
Other assets	432	(387)
Accounts payable and accrued expenses	(905)	6,474
Restructuring accrual, net of current portion	(471)	(495)
Deferred revenue	27,377	(1,208)
Net cash used in operating activities from discontinued operations	—	(6,747)
Net cash used in operating activities	(7,525)	(33,381)
Cash flows from investing activities:
Purchases of marketable securities	(156,559)	(76,216)
Proceeds from sale or maturity of marketable securities	112,035	112,509
Additions to property and equipment	(909)	(400)
Net cash (used in) provided by investing activities	(45,433)	35,893
Cash flows from financing activities:
Proceeds from stock offering, net	54,104	—
Proceeds from issuance of common stock	1,825	1,520
Net cash provided by financing activities	55,929	1,520
Net increase in cash and cash equivalents	2,971	4,032
Cash and cash equivalents, beginning of period	6,242	4,805
Cash and cash equivalents, end of period	$9,213	$8,837

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2007, and the results of our operations and cash flows for the three and nine months ended September 30, 2007 and September 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

The following table presents operating results for the discontinued chemical services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$26,718

Costs and expenses:
Cost of revenue	—	—	—	8,375
Restructuring charge	—	—	—	2,498
Total costs and expenses	—	—	—	10,873

Income from discontinued operations	$—	$—	$—	$15,845

3.  KYOWA LICENSING AGREEMENT

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007.  The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

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

For the three and nine months ended September 30, 2007, $0.8 million and  $1.4 million were recognized as revenue. At September 30, 2007 $28.6 million remains in deferred revenue.

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and nine months ended September 30, 2007 and September 30, 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(11,118)	$(15,322)	$(38,983)	$(18,610)
Unrealized gain on marketable securities	15	275	130	494
Comprehensive loss	$(11,103)	$(15,047)	$(38,853)	$(18,116)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts payable	$535	$208
Accrued payroll	1,718	1,726
Accrued outsourced pre-clinical and clinical fees	4,773	6,197
Accrued professional fees	640	434
Accrued restructuring-current portion	636	678
Other accrued expenses	1,069	1,033
	$9,371	$10,276

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

On January 19, 2006, our Board of Directors authorized termination benefits for employees in connection with a plan of termination for our chemistry services operations. The termination benefits, which affected 104 employees, consisted of cash payments and continuation of health care benefits. In 2006, a restructuring charge of $2.5 million was recorded pursuant to this action and is included in the Condensed Consolidated Statement of Operations, for the nine months ended September 30, 2006, as part of “Income from discontinued operations”. As of December 31, 2006, all affected employees had been separated from the Company and the restructuring costs were fully paid.

Activities against the restructuring accrual in the nine months ended September 30, 2006 and September 30, 2007 were as follows:

	Balance as of December 31, 2005	2006 Provisions	2006 Payments	Balance as of September 30, 2006
Termination benefits-discontinued operations	$—	$2,383	$(2,163)	$220
Other charges-discontinued operations	—	115	(107)	8
Facility-related	2,706	—	(495)	2,211
Total restructuring accrual	$2,706	$2,498	$(2,765)	$2,439

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of September 30, 2007
Facility-related	$2,044	$—	$(513)	$1,531

7.   NET INCOME (LOSS) PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 4,424,397 and 3,977,222 for the three and nine months ended September 30, 2007 and 2006, respectively.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2007 and September 30, 2006.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$378	$437	$1,759	$1,188
General and administrative	770	252	1,800	1,015
Discontinued operations	—	—	—	337
Total stock-based compensation expense	$1,148	$689	$3,559	$2,540

In the three and nine months ended September 30, 2007 and September 30, 2006, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. In the nine months ended September 30, 2007, stock-based compensation expense of $637, included in research and development, was related to Boston Biomedical, Inc. transition costs (see Note 11, Boston Biomedical, Inc. Collaboration in this  Form 10-Q). In the three month and nine month periods ended September 30, 2007, $438 of stock-based compensation expense was incurred in conjunction with the acceleration of vesting of 103,798 stock options and the extension of the post-employment exercise period of 395,942 stock options  held by certain employees who will meet eligibility criteria for a retirement benefit within the next four years. On October 4, 2007 the exercise period associated with 1,115,000 stock options was extended and the vesting of 165,625 stock options was accelerated in conjunction with an amendment to the CEO’s employment agreement. The amount of stock option expense associated with this amendment is expected to be $703 in  the quarter ending December 31, 2007 and $1,406 in 2008.

Option activity under our stock plans for the nine months ended September 30, 2007 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	3,872,946	$6.66
Granted	1,195,325	6.51
Exercised	(330,587)	5.13
Cancelled	(313,287)	6.40

Outstanding as of September 30, 2007	4,424,397	$6.75

Exercisable as of September 30, 2007	2,321,585	$7.33

The aggregate intrinsic value of options outstanding at September 30, 2007 was $5.5 million, of which $3.3 million related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2007 and 2006 was $3.40 and $4.05 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2007 and 2006 was $1,131and $291.

The total compensation cost not yet recognized as of September 30, 2007 related to non-vested option awards was $6.4 million, which will be recognized over a weighted-average period of 2.7 years. During the nine months ended September 30, 2007, there were 275,245 shares forfeited with a weighted average grant date fair value of $4.01 per share. The weighted average remaining contractual life for options exercisable at September 30, 2007 was 4.9 years.

9.  STOCK OFFERING

On June 13, 2007, we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of approximately $50.5 million after commissions and other offering expenses. On July 18, 2007, we sold an additional 502,000 shares of common stock upon exercise of the underwriter’s over allotment option at $7.75 per share for aggregate additional net proceeds of approximately $3.6 million after commissions and other offering expenses.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not anticipated to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions SFAS 157, Fair Value Measurements. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

Approximately 26 of our former employees joined BBI in January 2007 and each employee who transitioned to BBI executed and delivered a separation agreement and general release. In consideration for entering into such agreement, each employee received a fully-vested option to purchase shares of our common stock with an exercise period terminating on December 31, 2008, as well as an amendment to their previously vested stock options to extend the exercise period through December 31, 2007. The total number of fully vested stock options issued to these employees was 87,500, and the total number of stock options that were amended to extend the exercise period was 92,504. As a result of separation of service all unvested options of such employees have lapsed.

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

Through September 30, 2007, in conjunction with the BBI sponsored research agreement, we incurred $4,569 of research and development expense. We made payments of $4,389 to BBI and the remaining $180 is reported in other accrued expenses.

12. INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at September 30, 2007, we had no unrecognized tax benefits.  We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S.

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

Our pre-clinical programs are directed toward molecular targets that we believe play critical roles in the development of human cancers. The most advanced of these programs is focused on the development of inhibitors of the Eg5 Kinesin motor protein and the B-RAF kinase. Toxicology testing is planned to begin in late 2007 with a product candidate from one of these programs.  Select additional molecular targets being explored in our research programs include Hsp90, HDAC and selected onco-kinases. We may elect to out-license certain product candidates discovered through our pre-clinical programs to corporate partners.

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

We have an accumulated deficit of $267 million at September 30, 2007. We expect research and development costs to increase throughout 2007 due to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for the six consecutive years from 2000-2005, these cash flows were attributable to our discontinued chemistry services operations. We recorded a net loss for all but one of those years. We recorded a net loss for 2006 and expect a net loss for 2007.

Our revenue consists of development funding from our alliance with Roche and license fee and development revenues from Kyowa. Under the Roche alliance, we are responsible for advancing drug candidates from early stage development to Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, we could receive up to $276 million in pre-determined payments, plus royalties based on net sales. Additionally, we have the option to co-promote products in the U.S.

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007.  The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

For the three and nine months ended September 30, 2007, $0.8 million and $1.4 million were recognized as revenue. At September 30, 2007, $28.6 million remains in deferred revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2007	2006	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$143.5	$95.8	$47.7	49.7%
Working capital	125.3	80.6	44.7	55.6%

	Q3 YTD 2007	Q3 YTD 2006	Increase (decrease) $
	(in millions)
Cash flow from:
Operating activities	$(7.5)	$(33.4)	$25.9
Investing activities	(45.4)	35.9	(81.3)
Financing activities	55.9	1.5	54.4

Cash flow from operating activities.   Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with pre-clinical and clinical studies, laboratory supplies and materials and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for license rights or future services. For the nine months ended September 30, 2007, our decrease in cash from operating activities was primarily driven by the difference between cash receipts from collaborators, and payments for operating expenses which resulted in a net cash outflow of $7.5 million.

Cash flow from investing activities.   Our net cash used by investing activities of $45.4 million in the nine months ended September 30, 2007 was comprised of net sales of marketable securities of $44.5 million and acquisitions of fixed assets of $0.9 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments and our near term liquidity needs.

Cash flow from financing activities.   Our net cash provided by financing activities of $55.9 million in the nine months ended September 30, 2007 was comprised primarily of the proceeds from our June 13, 2007 stock offering, wherein we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of $50.5 million after commissions and offering expenses. During July 2007, the Company received net proceeds of $3.6 million when the underwriters of our June 13, 2007 offering exercised their over-allotment option to purchase an additional 502,000 shares of common stock.  Stock option exercises provided additional cash inflow of $1.8 million.

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

Our contractual obligations were comprised of the following as of September 30, 2007 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$26,692	$3,848	$7,552	$7,072	$8,220
Purchase obligations	6,055	6,055	—	—	—
Total	$32,747	$9,903	$7,552	$7,072	$8,220

Included in the total minimum payments for operating leases is approximately $1.5 million related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 6 Restructuring Charges to the Condensed Consolidated Financial Statements in this Form 10-Q). Purchase obligations are comprised primarily of outsourced pre-clinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

Research and Development Revenue Recognition

Under the terms of the Roche agreement, Roche obtained an option to license ArQule’s E2F program in the field of cancer therapy. Roche provided immediate research funding of $15 million, and financial support for ongoing research and development. ArQule is responsible for advancing drug candidates from early stage development into Phase 2 trials. Roche may opt to license worldwide rights for the development and commercialization of products resulting from this collaboration by paying an option fee. Assuming the successful development and commercialization of a compound under the program, ArQule could receive up to $276 million in pre-determined milestone payments, plus royalties based on net sales. ArQule considers the development portion of the arrangement to be a single unit of accounting under EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables for purposes of revenue recognition, and will recognize the initial and ongoing development payments as research and development revenue over the maximum estimated development period. We estimate the maximum development period could extend until December 2009. This period may ultimately be shorter depending upon the outcome of the development work, resulting in accelerated recognition of the development revenue. Milestone and royalty payments will be recognized as revenue when earned. The costs associated with satisfying the Roche contract are included in research and development expense in the Condensed Consolidated Statement of Operations.

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

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

For the three and nine months ended September 30, 2007, $0.8 million and $1.4 million were recognized as revenue. At September 30, 2007, $28.6 million remains in deferred revenue.

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2007 and 2006:

Revenue

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended September30:
Research and development revenue	$2.7	$1.7	$1.0	65.6%

For the nine months ended September 30:
Research and development revenue	$6.6	$5.0	$1.6	33.6%

Research and development revenue increased by $1.0 million in the three month period and $1.6 million in the nine month period primarily from revenue recognized in connection with the Kyowa licensing agreement.

Research and development

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended September 30:
Research and development	$12.5	$14.9	$(2.4)	(16.2)%

For the nine months ended September 30:
Research and development	$39.3	$35.0	$4.3	12.3%

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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us to third-parties for pre-clinical and clinical trials in the third quarter of 2007 and since inception of each program were as follows (in thousands):

Oncology program	Current status	Three Months Ended September 30, 2007	Program-to-date
E2F modulation—ARQ 501	Phase 2	$1,415	$25,415
E2F modulation—ARQ 171	Phase 1	374	5,062
c-Met program—ARQ 197	Phase 1	3,342	13,875

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

The $2.4 million decrease in research and development expense in the third quarter of 2007 compared with the prior year’s quarter was primarily due to $5.1 million lower costs for the Phase 2 trials with ARQ 501. This decrease was partially offset by a $2.7 million increase in costs for Phase 1 trials and preparation for Phase 2 trials with ARQ 197.

The $4.3 million increase in research and development expense in the first nine months of 2007 compared with the prior year’s nine month period is primarily due to a $6.0 million increase in costs for Phase 1 trials and preparation for Phase 2 trials with ARQ 197 and $4.6 million of costs incurred in conjunction with our sponsored research agreement with BBI. These increases were offset in part by $5.6 million lower costs for Phase 1 and  2 trials with ARQ 501 and lower lab expenses of $0.7 million.  At September 30, 2007, we had 72 employees dedicated to our research and development program, compared with 90 employees at September 30, 2006.

General and administrative

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.4	$3.4	$—	—%

For the nine months ended September 30:
General and administrative	$10.7	$8.4	$2.3	27.9%

 General and administrative expense was unchanged in the three month period.  The increase  in the nine month period was due to increases of  $1.4 million in personnel related expenses, $0.3 million in professional fees and $0.6 million for  facility costs, which are no longer absorbed by the chemical services operations.  General and administrative headcount was 34 at September 30, 2007, compared to 40 at September 30, 2006.

Investment income

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the three months ended September 30:
Investment income	$2.0	$1.3	$0.7	53.3%

For the nine months ended September 30:
Investment income	$4.3	$3.9	$0.4	11.0%

Investment income is derived from our portfolio of cash and short-term investments. Investment income increased in the three month and nine month periods due to an increase in the average portfolio balance from our June 2007 stock offering.

Income from discontinued operations

			Increase (decrease)
	2007	2006	$	%
	(in millions)
For the nine months ended September 30:
Income from discontinued operations	$—	$15.8	$(15.8)	(100)%

The decrease in income from the chemical services operations, discontinued operations, in first nine months of 2007 reflects the termination of the Pfizer collaboration during the second quarter of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not anticipated to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on March 12, 2007, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The forward-looking statements contained herein represent the judgment of the Company as of the date of this report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

The carrying amounts reflected in the Condensed Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at September 30, 2007, due to the short-term maturities of these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Operating Officer (Principal Financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS.  None.

ITEM 1A. — RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 12, 2007, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. — OTHER INFORMATION.  None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer (1)
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer (1)
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer (1)

(1)           Filed herewith.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 6, 2007	/s/ PETER S. LAWRENCE
Peter S. Lawrence Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)