Form 10-Q
period 2008-06-30
ARQULE INC
filed 2008-08-11
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2008:

Common Stock, par value $.01	44,028,519 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2008

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2008	December 31, 2007
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$41,191	$10,835
Marketable securities-short term	—	124,247
Prepaid expenses and other current assets	1,413	1,426
Total current assets	42,604	136,508
Marketable securities-long term	61,329	—
Property and equipment, net	6,544	3,911
Other assets	1,725	1,791
Total assets	$112,202	$142,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,406	$14,162
Current portion of deferred revenue	8,634	9,997
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	24,592	24,711
Restructuring accrual, net of current portion	410	738
Deferred revenue, net of current portion	25,428	25,176
Deferred gain on sale leaseback, net of current portion	3,268	3,544
Total liabilities	53,698	54,169
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,033,178 and 43,761,113 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	440	438
Additional paid-in capital	373,665	369,196
Accumulated other comprehensive loss	(4,058)	(4)
Accumulated deficit	(311,543)	(281,589)
Total stockholders’ equity	58,504	88,041
Total liabilities and stockholders’ equity	$112,202	$142,210

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2008	2007	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,583	$2,235	$6,110	$3,887

Costs and expenses:
Research and development	14,980	13,077	28,432	26,781
General and administrative	4,289	3,796	9,923	7,306
Total costs and expenses	19,269	16,873	38,355	34,087

Loss from operations	(16,686)	(14,638)	(32,245)	(30,200)

Investment income	646	1,277	2,291	2,335
Net loss	$(16,040)	$(13,361)	$(29,954)	$(27,865)

Basic and diluted net loss per share:
Net loss per share	$(0.37)	$(0.36)	$(0.68)	$(0.77)

Weighted average basic and diluted common shares outstanding	43,824	36,901	43,797	36,371

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED June 30,
	2008	2007
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(29,954)	$(27,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	901
Amortization of premium/discount on marketable securities	20	(64)
Amortization of deferred gain on sale leaseback	(276)	(276)
Non-cash stock compensation	4,231	2,411
Loss on disposal of property and equipment	21	121
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13	192
Other assets	66	325
Accounts payable and accrued expenses	1,244	(130)
Restructuring accrual, net of current portion	(328)	(313)
Deferred revenue	(1,111)	28,612
Net cash provided by (used in) operating activities	(25,296)	3,914
Cash flows from investing activities:
Purchases of marketable securities	(8,832)	(117,376)
Proceeds from sale or maturity of marketable securities	67,676	62,760
Additions to property and equipment	(3,519)	(418)
Proceeds from disposal of property and equipment	87	—
Net cash provided by (used in) investing activities	55,412	(55,034)
Cash flows from financing activities:
Proceeds from stock offering, net	—	50,489
Proceeds from issuance of common stock	240	1,501
Net cash provided by financing activities	240	51,990
Net increase in cash and cash equivalents	30,356	870
Cash and cash equivalents, beginning of period	10,835	6,242
Cash and cash equivalents, end of period	$41,191	$7,112

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

Our lead products, which are in clinical-stage development, consist of: ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase, and ARQ 501, an intravenously administered novel activator of the cell’s DNA damage response mechanism mediated by the E2F-1 transcription factor. Early-stage clinical trial results, which are available for ARQ 197 and ARQ 501, have demonstrated anti-cancer activity across multiple types of tumors.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2008, and the results of our operations and cash flows for the three and six months ended June 30, 2008 and June 30, 2007. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2.   MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we generally intend to convert them into cash as necessary to meet our liquidity requirements.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the quarters ended June 30, 2008 and 2007. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value as well as other factors relevant to the specific securities being evaluated such as agency credit ratings and the probability of collecting amounts due based on the contractual terms of the security.  We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.

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

Beginning in the first quarter of 2008 and throughout the second quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at June 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment. After this evaluation, we determined that we had a temporary impairment totaling $4.1 million at June 30, 2008.  Of this amount, $0.4 million and $3.7 million was recorded as a temporary impairment within comprehensive loss in the quarter ended June 30, 2008 and March 31, 2008 respectively.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the six months ended June 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of June 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.  On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  In July 2008, we drew down $46.1 million under the Facility.

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2008 and December 31, 2007:

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,387	$—	$(4,058)	$61,329
Total marketable securities	$65,387	$—	$(4,058)	$61,329

December 31, 2007	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
Security type
Time deposits	$6,169	$—	$(1)	$6,168
Corporate bonds and notes	25,190	14	(17)	25,187
Auction rate securities	92,892	—	—	92,892
Total marketable securities	$124,251	$14	$(18)	$124,247

At June 30, 2008, marketable securities are carried at fair value and are classified as non current as the funds associated with failed auctions will not be needed to meet working capital needs or to fund current operations. The net unrealized losses on marketable securities at June 30, 2008 was $4.1 million.

The following table summarizes our investments with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 Months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$61,329	$4,058	$—	$—	$61,329	$4,058
Total temporarily impaired securities	$61,329	$4,058	$—	$—	$61,329	$4,058

The temporary impairment relates to auction rate securities that failed auction due to sell orders exceeding buy orders. The Company believes these auction failures are due to the lack of current liquidity in the auction rate market, rather than the quality of the underlying collateral.  The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased.  At June 30, 2008, $62.2 million at par value were rated AAA and $3.1 million at par value were rated AA.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$41,191	$41,191	$—	$—
Marketable securities –long term	61,329	—	—	61,329
Total	$102,520	$41,191	$—	$61,329

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

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs:

Description	Amount ($ in millions)

Balance at December 31, 2007	$92.9
Total unrealized losses included in other comprehensive income	(4.1)
Settlements	(27.5)
Balance at June 30, 2008	$61.3

Description	Amount ($ in millions)

Balance at March 31, 2008	$63.0
Total unrealized losses included in other comprehensive income	(0.4)
Settlements	(1.3)
Balance at June 30, 2008	$61.3

3.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and six months ended June 30, 2008 and June 30, 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(16,040)	$(13,361)	$(29,954)	$(27,865)
Unrealized gain (loss) on marketable securities	(358)	36	(4,054)	115

Comprehensive loss	$(16,398)	$(13,325)	$(34,008)	$(27,750)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accounts payable	$696	$548
Accrued payroll	1,745	1,954
Accrued outsourced pre-clinical and clinical fees	9,992	9,307
Accrued professional fees	573	496
Accrued restructuring-current portion	643	629
Other accrued expenses	1,757	1,228
	$15,406	$14,162

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

Activities against the restructuring accrual in the six months ended June 30, 2007 and June 30, 2008 were as follows:

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of June 30, 2007
Facility-related	$2,044	$—	$(341)	$1,703

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of June 30, 2008
Facility-related	$1,366	$—	$(313)	$1,053

6.   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 5,730,537 and 4,454,291 for the three and six months ended June 30, 2008 and 2007, respectively.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2008 and June 30, 2007.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$409	$361	$846	$1,381
General and administrative	919	688	3,385	1,030
Total stock-based compensation expense	$1,328	$1,049	$4,231	$2,411

In the three and six months ended June 30, 2008 and 2007, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.  Stock-based compensation expense of $542, included in general and administrative in the three months ended June 30, 2008 was related to the June 2008 employment agreement of the new CEO. Stock-based compensation expense of $2,237, included in general and administrative in the six months ended  June 30, 2008, resulted from amendments to the former CEO’s employment agreement in October 2007 and January 2008.  Stock-based compensation expense of $637, included in research and development in the six months ended June 30, 2007, was related to Boston Biomedical, Inc. transition costs (see Note 10 Boston Biomedical, Inc. Collaboration in this Form 10-Q).  On July 22, 2008, our former chief medical officer entered into a separation agreement and general release with us ..The exercise period associated with 162,500 of his previously awarded stock options was extended and the vesting of 50,000 of these stock options was accelerated. As a result of his separation of service, his 137,500 unvested options have lapsed. The amount of stock based compensation expense associated with this agreement is expected to be approximately $140 in the quarter ending September 30, 2008 (see Note 12 Subsequent Events in this Form 10-Q).

Option activity under our stock plans for the six months ended June 30, 2008 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2007	4,477,862	$6.78
Granted	1,392,878	4.38
Exercised	—	—
Cancelled	(140,203)	8.75

Outstanding as of June 30, 2008	5,730,537	$6.15

Exercisable as of June 30, 2008	3,028,896	$6.78

The aggregate intrinsic value of options outstanding at June 30, 2008 was $23, all of which related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2008 and 2007 was $1.35 and $3.40 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2008 and 2007 was zero and $990, respectively.

The total compensation cost not yet recognized as of June 30, 2008 related to non-vested option awards was $7.2 million, which will be recognized over a weighted-average period of 3 years. During the six months ended June 30, 2008, there were 86,875 shares forfeited with a weighted average grant date fair value of $3.42 per share. The weighted average remaining contractual life for options exercisable at June 30, 2008 was 4.8 years.

8.  STOCK OFFERING

On June 13, 2007, we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of approximately $50.5 million after commissions and other offering expenses. On July 18, 2007, we sold an additional 502,000 shares of common stock at $7.75 per share for aggregate net proceeds of approximately $3.7 million after commissions and other offering expenses.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations,” a revision to SFAS No. 141, “Business Combinations.”  SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the potential impact if any, the standard will have on our financial statements.

10. BOSTON BIOMEDICAL, INC. COLLABORATION

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

In addition, he was granted an option to purchase 64,375 shares of our common stock, which was fully vested and exercisable on the date of grant and will expire on December 31, 2008. His previously vested option grants covering 216,250 shares were amended to extend the exercise period through December 31, 2007, and these options have lapsed. In connection with his appointment as Chairman of our Scientific Advisory Board, he was granted an additional option to purchase 12,500 shares, which is fully vested and exercisable on the date of grant and will expire ten years after the date of grant. As a result of his separation from service, all his unvested options have lapsed.

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

Through December 31, 2007, in connection with the BBI sponsored research agreement, we incurred $4,669 of research and development expense, and incurred no expense in the first six months of 2008. Through June 30, 2008 we made payments of $4,669 to BBI.

11. INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2008, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S.

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

12. SUBSEQUENT EVENTS

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand.  Variable rate advances under the Facility currently bears interest at LIBOR plus 100 basis points and interest will be payable monthly. The Facility replaces the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008.

In July 2008, we drew down $46.1 million under the Facility. The funds will be available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital.

On July 22, 2008, our former chief medical officer entered into a separation agreement and general release with us and will be paid a lump sum severance payment comprised of (i) one year’s salary in the amount of $325 and (ii) the average of his cash bonuses over the last two years in the amount of $91.  He will also receive a payment in the amount of $76 under our Annual Incentive Program for the pro-rated period of January 1, 2008 through his date of separation. In addition, the exercise period associated with 162,500 of his previously awarded stock options was extended and the vesting of 50,000 of these stock options was accelerated. As a result of his separation of service, his 137,500 unvested options have lapsed. The amount of stock based compensation expense associated with this agreement is expected to be approximately $140 in the quarter ending September 30, 2008.

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

Our lead products, which are in clinical-stage development, consist of: ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase, and ARQ 501, an intravenously administered novel activator of the cell’s DNA damage response mechanism mediated by the E2F-1 transcription factor. Early-stage clinical trial results, which are available for ARQ 197 and ARQ 501, have demonstrated anti-cancer activity across multiple types of tumors.

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

Our pre-clinical programs are directed toward molecular targets that we believe play critical roles in the development of human cancers. The targets, mechanisms of action and chemistry related to compounds generated from these programs differ, offering the potential for multiple therapeutic opportunities. The most advanced of these programs are focused on the development of inhibitors of the Eg5 kinesin spindle protein and the B-RAF kinase. Toxicology testing has begun in 2008 with a product candidate from the Eg5 program. Additional molecular targets being explored in other pre-clinical programs.

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

We will be focusing and advancing a significant portion of our drug discovery efforts based on our understanding of the way ARQ 197 binds to c-Met. Insights into this novel binding mechanism form the basis of a discovery platform that we plan to leverage to generate a new type of selective kinase inhibitors. These compounds will be designed to inhibit a variety of kinases potently, selectively and without competing with ATP (adenosine triphosphate, an energy source for cells). We are currently assessing the potential of multiple kinases as targets for this drug discovery platform, and have generated compounds that inhibit these kinase targets with a mechanism similar to that of ARQ 197.  Chemical optimization is currently ongoing.

We have incurred a cumulative net loss of $312 million from inception through June 30, 2008. We expect research and development costs to increase throughout 2008, due primarily to clinical testing of ARQ 197. We recorded a net loss for 2006 and 2007, and expect a net loss for 2008.  Our revenue consists primarily of development funding from our alliances with Kyowa and Roche. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably: the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2008	2007	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$41.2	$135.1	$(93.9)	(70)%
Marketable securities- long term	61.3	—	61.3	100%

	Q2 YTD 2008	Q2 YTD 2007	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(25.3)	$(3.9)	$(21.4)
Investing activities	55.4	(55.0)	110.4
Financing activities	0.2	52.0	(51.8)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2008, our net use of cash was primarily driven by the difference between cash receipts from our collaborators,  and payments for operating expenses which resulted in a net cash outflow of $25.3 million.

Cash flow from investing activities.  Our net cash provided by investing activities of $55.4 million in 2008 was primarily comprised of net sales of marketable securities of $58.8 million, partially offset by acquisitions of fixed assets of $3.5 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction.  Beginning in the first quarter of 2008 and throughout the second quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at June 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment. After this evaluation, we determined that we had a temporary impairment totaling $4.1 million at June 30, 2008.  Of this amount $0.4 million and $3.7 million was recorded as a temporary impairment within other comprehensive loss in the quarter ended June 30, 2008 and March 31, 2008 respectively.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the six months ended June 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of June 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed  subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Given the current liquidity constraints in the auction rate securities market, and depending on decisions we may make regarding our clinical trials and other expenditures, we expect that our available cash and cash equivalents, including cash received under our auction rate security credit line agreement (as described below), together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements through 2009. Pending increased stability and liquidity in the auction rate securities market, we believe we can fund our operations into 2010.

Cash flow from financing activities.  Our net cash provided by financing activities of $0.2 million in the six months ended June 30, 2008 was from the issuance of common stock associated with the exercise of outstanding stock options.

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

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand.  Variable rate advances under the Facility currently bears interest at LIBOR plus 100 basis points and interest will be payable monthly.  The Facility replaces the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008.   In July 2008, we drew down $46.1 million under the Facility. The funds will be available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital.

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

Our contractual obligations were comprised of the following as of June 30, 2008 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$23,808	$3,918	$7,229	$6,871	$5,790
Purchase obligations	10,201	10,201	—	—	—
Total	$34,009	$14,119	$7,229	$6,871	$5,790

Included in the total minimum payments for operating leases is approximately $1.0 million related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 5 Restructuring Charges to the Condensed Consolidated Financial Statements in this Form 10-Q). Purchase obligations are comprised primarily of outsourced pre-clinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2008 and 2007:

Revenue

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$2.6	$2.2	$0.4	16%

For the six months ended June 30:
Research and development revenue	$6.1	$3.9	$2.2	57%

Research and development revenue is comprised of revenue from the Roche alliance agreement and from the Kyowa license agreement. The quarterly increase in both the three and six month periods is primarily due to revenue from Kyowa.

Research and development

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended June 30:
Research and development	$15.0	$13.1	$1.9	15%

For the six months ended June 30:
Research and development	$28.4	$26.8	$1.6	6%

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

Oncology program	Current status	Six Months Ended June 30, 2008	Program-to-date
E2F modulation—ARQ 501	Phase 2	$2,093	$29,480
E2F modulation—ARQ 171	Discontinued	112	5,374
c-Met program—ARQ 197	Phase 2	9,043	28,183

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

An element of our business strategy is to pursue the research and development of a broad pipeline of products. This is intended to allow us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and future financial success are not substantially dependent on any one product. To the extent we are unable to build and maintain a broad pipeline of products, our dependence on the success of one or a few products increases.

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

The increase in research and development expense in the second quarter of 2008 of $1.9 million is primarily due to $1.5 million increase of personnel costs incurred with the hiring of additional headcount and a $0.4 million increase in lab related expense.

The increase in research and development expense in the first six months of 2008 of $1.6 million is primarily due to a $2.3 million increase in personnel costs.  These costs were partially offset by $0.7 million related to the transition of certain employees and our former chief scientific officer to BBI.  At June 30, 2008, we had 84 employees dedicated to our research and development program, up from 65 employees at June 30, 2007.

General and administrative

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$4.3	$3.8	0.5	13%

For the six months ended June 30:
General and administrative	$9.9	$7.3	2.6	36%

General and administrative expense increased in the three month period primarily due to increases of  $0.5 million in personnel and stock compensation expense related to the hiring of the new CEO. General and administrative expense increased in the six month period primarily due to a $2.2 million increase in stock based compensation expense resulting from amendments to the former CEO’s employment agreement, and $0.5 million in personnel costs and stock based compensation related to the hiring of the new CEO.  General and administrative headcount was 32 at June 30, 2008, compared to 34 at June 30, 2007.

Investment income

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended June 30:
Investment income	$0.6	$1.3	$(0.7)	(49)%

For the six months ended June 30:
Investment income	$2.3	$2.3	$—	—

Investment income is derived from our portfolio of cash, and marketable securities. Investment income decreased in the three month period due to lower interest rates and the decreased average portfolio balance.

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

We also make forward-looking statements regarding the adequacy of our financial resources.  Our capital resources may not be adequate because our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, financial market conditions, our ability to liquidate our investments in auction rate securities and other factors.   Additionally, our corporate collaborators may terminate their agreements with us, thereby eliminating that source of funding, because we may fail to satisfy the prescribed terms of the collaborations or for other reasons.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Beginning in the first quarter of 2008 and throughout the second quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at June 30, 2008, and considered other-than-temporary impairment factors,  including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment.  After this evaluation, we determined that we had a temporary impairment totaling $4.1 million at June 30, 2008.  Of this amount, $0.4 million and $3.7 million was recorded as a temporary impairment within other comprehensive loss in the quarter ended June 30, 2008 and March 31, 2008 respectively.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008.  In the six months ended June 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of June 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

At June 30, 2008, marketable securities are carried at fair value and are classified as non current as the funds associated with failed auctions will not be needed to meet working capital needs or to fund current operations. The net unrealized losses on marketable securities at June 30, 2008 was $4.1 million.

The carrying amounts reflected in the Condensed Consolidated Balance Sheet of cash and cash equivalents, and trade payables approximate fair value at June 30, 2008 due to the short-term maturities of these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief

Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS.  None.

ITEM 1A. – RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in Item 2. of this Quarterly Report on Form 10-Q.

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

Our marketable securities portfolio includes auction rate securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. Beginning in the first quarter of 2008 and throughout the second quarter of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at June 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment. After this evaluation, we determined that we had a temporary impairment totaling $4.1 million at June 30, 2008.  Of this amount, $0.4 million and $3.7 million was recorded as a temporary impairment within other comprehensive loss in the quarter ended June 30, 2008 and March 31, 2008 respectively.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the quarter ended June 30, 2008, ArQule was able to sell $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of June 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Estimating the fair value of investments in auction rate securities, requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record unrealized losses in other comprehensive income (loss) or an additional impairment on our auction rate securities portfolio in future quarters.

ITEM 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed a current report on Form 8-K on June 4, 2008 to report the results of matters submitted to a vote at the Annual Meeting of Stockholders held on May 15, 2008, which is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*

Second Amendment to Employment Agreement, dated April 14, 2008, by and between ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated by reference herein.

10.2*

Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18 2008 (File No. 000-21429) and incorporated by reference herein.

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

ArQule, Inc.

Date: August 11, 2008	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)