Form 10-Q
period 2008-09-30
ARQULE INC
filed 2008-11-10
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of November 3, 2008:

Common Stock, par value $.01	44,153,366 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2008

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2008	December 31, 2007
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$74,672	$10,835
Marketable securities-short term	—	124,247
Prepaid expenses and other current assets	880	1,426
Total current assets	75,552	136,508
Marketable securities-long term	61,583	—
Property and equipment, net	6,088	3,911
Other assets	1,700	1,791
Total assets	$144,923	$142,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,611	$14,162
Note payable	46,050	—
Current portion of deferred revenue	7,040	9,997
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	68,253	24,711
Restructuring accrual, net of current portion	244	738
Deferred revenue, net of current portion	24,878	25,176
Deferred gain on sale leaseback, net of current portion	3,129	3,544
Total liabilities	96,504	54,169
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding		—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,067,534 and 43,761,113 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	441	438
Additional paid-in capital	374,630	369,196
Accumulated other comprehensive loss	(3,828)	(4)
Accumulated deficit	(322,824)	(281,589)
Total stockholders’ equity	48,419	88,041
Total liabilities and stockholders’ equity	$144,923	$142,210

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2008	2007	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,664	$2,736	$8,774	$6,623

Costs and expenses:
Research and development	10,788	12,529	39,220	39,310
General and administrative	3,496	3,356	13,419	10,662
Total costs and expenses	14,284	15,885	52,639	49,972

Loss from operations	(11,620)	(13,149)	(43,865)	(43,349)

Interest income	557	2,031	2,848	4,366
Interest expense	(218)	—	(218)	—

Net loss	$(11,281)	$(11,118)	$(41,235)	$(38,983)

Basic and diluted net loss per share:
Net loss per share	$(0.26)	$(0.26)	$(0.94)	$(1.00)

Weighted average basic and diluted common shares outstanding	43,894	43,557	43,821	38,793

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED September 30,
	2008	2007
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(41,235)	$(38,983)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,241	1,316
Amortization of premium/discount on marketable securities	20	(35)
Amortization of deferred gain on sale leaseback	(415)	(414)
Non-cash stock compensation	5,060	3,559
Loss on disposal of property and equipment	14	121
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	546	478
Other assets	91	432
Accounts payable and accrued expenses	449	(905)
Restructuring accrual, net of current portion	(494)	(471)
Deferred revenue	(3,255)	27,377
Net cash provided by (used in) operating activities	(37,978)	(7,525)
Cash flows from investing activities:
Purchases of marketable securities	(8,819)	(156,559)
Proceeds from sale or maturity of marketable securities	67,639	112,035
Additions to property and equipment	(3,526)	(909)
Proceeds from disposal of property and equipment	94	—
Net cash provided by (used in) investing activities	55,388	(45,433)
Cash flows from financing activities:
Proceeds from note payable	46,050
Proceeds from stock offering, net	—	54,104
Proceeds from issuance of common stock	377	1,825
Net cash provided by financing activities	46,427	55,929
Net increase in cash and cash equivalents	63,837	2,971
Cash and cash equivalents, beginning of period	10,835	6,242
Cash and cash equivalents, end of period	$74,672	$9,213

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

We signed a binding letter of intent to license commercial rights to ARQ 197 in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), and have licensed commercial rights to ARQ 197 in Japan, China (including Hong Kong), South Korea and Taiwan to Kyowa Hakko Kirin Co., Ltd. (“Kyowa”). We are developing ARQ 501and ARQ 761 (a new chemical entity based on ARQ 501) pursuant to our collaboration with Hoffmann-La Roche (“Roche”). Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to payments that we have already received.

We are focusing and advancing a significant portion of our drug discovery efforts based on our understanding of the way ARQ 197 binds to c-Met. Insights into this novel binding mechanism form the basis of a discovery platform that we plan to leverage to generate a new type of selective kinase inhibitors. These compounds will be designed to inhibit a variety of kinases potently, selectively, and without competing with ATP (adenosine triphosphate, an energy source for cells). We are currently assessing the potential of multiple kinases as targets for this drug discovery platform, known as ArQule’s kinase inhibitor discovery platform or AKIPTM, and have generated compounds that inhibit these kinase targets with a mechanism similar to that of ARQ 197.  Chemical optimization is currently ongoing. On November 10, 2008.entered into research collaboration, exclusive license on two undisclosed targets and co-commercialization agreement with Daiichi Sankyo for application of this platform for the discovery of therapeutic compounds that selectively inhibit certain kinases.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2008, and the results of our operations and cash flows for the three and nine months ended September 30, 2008 and September 30, 2007. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the quarters ended September 30, 2008 and 2007. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value as well as other factors relevant to the specific securities being evaluated such as agency credit ratings and the probability of collecting amounts due based on the contractual terms of the security.  We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.

We invest our available cash primarily in money market mutual funds, and U.S. federal and state agency backed certificates, including auction rate securities, that have strong credit ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

Beginning in the first quarter of 2008 and throughout the second and third quarters of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at September 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment. After this evaluation, we determined that we had a temporary impairment totaling $3.8 million which was recorded as a temporary impairment within other comprehensive loss in the nine months ended September 30, 2008. In the quarter ended September 30, 2008, the temporary impairment was reduced by $0.3 million reflecting an increase in the fair value of our auction rate securities.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the nine months ended September 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of September 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or a settlement with the underwriter is reached.  On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  In July 2008, we drew down $46.1 million under the Facility.

On November 3, 2008, the Company accepted an offer by UBS AG (“UBS”) of certain rights to cause UBS to purchase auction rate securities owned by the Company.  The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

In accordance with the offering by UBS, the Facility (as described below in Note 12 - Note Payable) will remain payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company’s indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility.  If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company’s pledged auction rate securities at par.

As a result of accepting UBS’s offer, the Company can require UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf.

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2008 and December 31, 2007:

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,411	$—	$(3,828)	$61,583
Total marketable securities	$65,411	$—	$(3,828)	$61,583

December 31, 2007	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
Security type
Time deposits	$6,169	$—	$(1)	$6,168
Corporate bonds and notes	25,190	14	(17)	25,187
Auction rate securities	92,892	—	—	92,892
Total marketable securities	$124,251	$14	$(18)	$124,247

At September 30, 2008, marketable securities are carried at fair value and are classified as non current as the funds associated with failed auctions will not be needed to meet working capital needs or to fund current operations. The net unrealized loss on marketable securities at September 30, 2008 was $3.8 million.

The following table summarizes our investments with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 Months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$61,583	$3,828	$—	$—	$61,583	$3,828
Total temporarily impaired securities	$61,583	$3,828	$—	$—	$61,583	$3,828

The temporary impairment relates to auction rate securities that failed auction due to sell orders exceeding buy orders. The Company believes these auction failures are due to the lack of current liquidity in the auction rate market, rather than the quality of the underlying collateral.  The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased.  At September 30, 2008, $62.2 million at par value were rated AAA and $3.1 million at par value were rated AA.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$71,958	$71,958	$—	$—
Marketable securities –long term	61,583	—	—	61,583
Total	$133,541	$71,958	$—	$61,583

Our marketable securities-long term consist entirely of auction rate securities.  Due to the lack of market quotes relating to our auction rate securities portfolio the fair value measurements have been estimated using an income approach model (discounted cash flow analysis), which is exclusively based on Level 3 inputs.  The model considers factors that reflect assumptions market participants would use in pricing including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, liquidity premiums, the probability of successful auctions in the future, and interest rates.  The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs:

Amount ($ in millions)
Balance at December 31, 2007	$92.9
Total unrealized losses included in other comprehensive income	(3.8)
Settlements	(27.5)
Balance at September 30, 2008	$61.6

Amount ($ in millions)
Balance at June 30, 2008	$61.3
Total unrealized gain included in other comprehensive income	0.3
Settlements	—
Balance at September 30, 2008	$61.6

3.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and nine months ended September 30, 2008 and September 30, 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(11,281)	$(11,118)	$(41,235)	$(38,983)
Unrealized gain (loss) on marketable securities	230	15	(3,824)	130

Comprehensive loss	$(11,051)	$(11,103)	$(45,059)	$(38,853)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accounts payable	$1,069	$548
Accrued payroll	2,470	1,954
Accrued outsourced pre-clinical and clinical fees	8,671	9,307
Accrued professional fees	652	496
Accrued restructuring-current portion	651	629
Other accrued expenses	1,098	1,228
	$14,611	$14,162

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

Activities against the restructuring accrual in the nine months ended September 30, 2007 and September 30, 2008 were as follows:

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of Sept. 30, 2007
Facility-related	$2,044	$—	$(513)	$1,531

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of Sept. 30, 2008
Facility-related	$1,366	$—	$(471)	$895

6.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 5,715,532 and 4,424,397 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2008 and September 30, 2007.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$468	$378	$1,314	$1,759
General and administrative	361	770	3,746	1,800
Total stock-based compensation expense	$829	$1,148	$5,060	$3,559

In the three and nine months ended September 30, 2008 and 2007, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.  Stock-based compensation expense of $639 related to the June 2008 employment agreement of the new CEO and $2,237 resulting from amendments to the former CEO’s employment agreements is included in general and administrative in the nine months ended September 30, 2008. Stock-based compensation expense of $140 related to the July 2008 separation agreement of our former chief medical officer is included in research and development in the three and nine months ended September 30, 2008.

Stock-based compensation expense of $637, included in research and development in the nine months ended September 30, 2007, was related to Boston Biomedical, Inc. transition costs (see Note 10 Boston Biomedical, Inc. Collaboration in this Form 10-Q). In the three month and nine month periods ended September 30, 2007, $438 of stock-based compensation expense was incurred in conjunction with the acceleration of vesting of 103,798 stock options and the extension of the post-employment exercise period of 395,942 stock options held by certain employees who will meet eligibility criteria for a retirement benefit within the next four years.

Option activity under our stock plans for the nine months ended September 30, 2008 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	4,477,862	$6.78
Granted	1,594,378	4.29
Exercised	—	—
Cancelled	(356,708)	6.66

Outstanding as of September 30, 2008	5,715,532	$6.09

Exercisable as of September 30, 2008	3,128,003	$6.75

The aggregate intrinsic value of options outstanding at September 30, 2008 was $19, all of which related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2008 and 2007 was $2.29 and $3.40 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2008 and 2007 was zero and $1,131, respectively.

The total compensation cost not yet recognized as of September 30, 2008 related to non-vested option awards was $6.1 million, which will be recognized over a weighted-average period of 3 years. During the nine months ended September 30, 2008, there were 265,175 shares forfeited with a weighted average grant date fair value of $3.34 per share. The weighted average remaining contractual life for options exercisable at September 30, 2008 was 4.4 years.

In conjunction with the July 22, 2008, separation agreement and general release with our former chief medical officer, the exercise period associated with 162,500 of his previously awarded stock options was extended and the vesting of 50,000 of these stock options was accelerated. As a result of his separation of service, his 137,500 unvested options have lapsed.

8.  STOCK OFFERING

On June 13, 2007, we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of approximately $50.5 million after commissions and other offering expenses. On July 18, 2007, we sold an additional 502,000 shares of common stock at $7.75 per share for aggregate net proceeds of approximately $3.7 million after commissions and other offering expenses.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 for our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

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

In the first quarter of 2007, we expensed $431 related to lump sum cash payments under the separation and general release agreement with our former chief scientific officer, as well as certain non-cash charges for stock based compensation, including $201 for stock options granted to him; and $168 arising from the extension of the exercise period of his vested options. Additionally, in the first quarter of 2007, we expensed $197 for stock options granted to other employees related to their separation agreements and releases, and $71 arising from the extension of the exercise period of their vested options.

Through December 31, 2007, in connection with the BBI sponsored research agreement, we incurred $4,669 of research and development expense, and incurred no expense in the first nine months of 2008. Through September 30, 2008, we made payments of $4,669 to BBI.

11.  INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at September 30, 2008, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S.

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

12.  NOTE PAYABLE

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand.  Variable rate advances under the Facility currently bears interest at LIBOR plus 100 basis points and interest will be payable monthly. The Facility replaces the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. The funds will be available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital. In July 2008, we drew down $46.1 million under the Facility and that amount is reported as note payable.

On November 3, 2008, the Company accepted an offer by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company.  The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

In accordance with the offering by UBS, the Facility will be treated as a “no net cost loan” as defined in the prospectus.  As such, the Facility will remain payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company’s indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility.  If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company’s pledged auction rate securities at par.

13.  SUBSEQUENT EVENTS

On November 10, 2008, ArQule, Inc. announced that it has entered into the two agreements described below with Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”).  The agreements form the basis of a strategic relationship for the development and discovery of novel oncology therapeutics.

On November 7, 2008, ArQule and Daiichi Sankyo entered into a binding letter of intent for an agreement to co-develop and co-commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in human cancer indications.  The agreement will cover the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong),

South Korea and Taiwan, where, as previously disclosed, Kyowa Hakko Kirin Co., Ltd. has obtained exclusive rights from ArQule for development and commercialization of ARQ 197. The binding letter of intent provides for a $60 million cash upfront licensing payment and an additional $560 million in potential development and sales milestone payments from Daiichi Sankyo to ArQule. Upon commercialization, ArQule will receive tiered, double digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. ArQule and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with ArQule’s share of Phase 3 costs payable solely from milestone and royalty payments.  Daiichi Sankyo will fund the costs of commercialization. ArQule retains the option to participate in the commercialization of ARQ 197 in the U.S.  The final contract based on the binding letter of intent, which will include the terms set forth above, is expected to be signed in December 2008.  The upfront payment provided for in the binding letter of intent will be paid upon the later of: (i) December 8, 2008 or (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On November 7, 2008, ArQule and Daiichi Sankyo entered into research collaboration, exclusive license and co-commercialization agreement under which ArQule will apply its proprietary technology and know-how to the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement provides for a $15 million upfront payment, payments for research support for the first and second years of the collaboration, and licensing fees for compounds discovered as a result of this research.  ArQule will also receive milestone payments related to clinical development, regulatory review and sales and royalty payments on net sales of compounds from the collaboration. Milestone amounts and the percentages for tiered royalties payable on net sales amounts will be determined within the 6-month period following execution of the agreement. ArQule retains the option to co-commercialize licensed products in the U.S., and Daiichi Sankyo will fund the costs of worldwide development, commercialization and manufacturing.

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

We have licensed commercial rights to ARQ 197 in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries to Daiichi Sankyo, and in Japan, China (including Hong Kong), South Korea and Taiwan to Kyowa. We are developing ARQ 501and ARQ 761 (a new chemical entity based on ARQ 501) pursuant to our collaboration with Roche. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to payments that we have already received.

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

We are focusing and advancing a significant portion of our drug discovery efforts based on our understanding of the way ARQ 197 binds to c-Met. Insights into this novel binding mechanism form the basis of a discovery platform that we plan to leverage to generate a new type of selective kinase inhibitors. These compounds will be designed to inhibit a variety of kinases potently, selectively, and without competing with ATP (adenosine triphosphate, an energy source for cells). We are currently assessing the potential of multiple kinases as targets for this drug discovery platform, known as ArQule’s kinase inhibitor discovery platform or AKIPTM, and have generated compounds that inhibit these kinase targets with a mechanism similar to that of ARQ 197.  Chemical optimization is currently ongoing. On November 10, 2008, we entered into a research collaboration, exclusive license on two different classes of Kinase and co-commercialization agreement with Daiichi Sankyo for application of this platform for the discovery of therapeutic compounds that selectively inhibit certain kinases.

We have incurred a cumulative net loss of $323 million from inception through September 30, 2008. We expect research and development costs to increase throughout 2008, due primarily to clinical testing of ARQ 197. We recorded a net loss for 2006 and 2007, and expect a net loss for 2008.  Our revenue consists primarily of development funding from our alliances with Kyowa and Roche. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably: the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2008	2007	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$74.7	$135.1	$(60.4)	(45)%
Marketable securities- long term	61.6	—	61.6	100%

	Q3 YTD 2008	Q3 YTD 2007	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(38.0)	$(7.5)	$(30.5)
Investing activities	55.4	(45.4)	100.8
Financing activities	46.4	55.9	(9.5)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2008, our net use of cash from operating activities was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash outflow of $38.0 million.

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

Our cash equivalents and marketable securities include US Treasury bill funds, money market funds and US federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction.  Beginning in the first quarter of 2008 and throughout the second and third quarters of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at September 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment. After this evaluation, we determined that we had a temporary impairment totaling $3.8 million which was recorded as a temporary impairment within other comprehensive loss in the nine months ended September 30, 2008. In the quarter ended September 30, 2008 the temporary impairment was reduced by $0.3 million reflecting an increase in the fair value of our auction rate securities.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the nine months ended September 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of September 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or a settlement is reached with the underwriter.

As a result of accepting UBS’s offer, the Company can require UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company cannot assure that UBS will have adequate financial resources to fulfill its repurchase obligations.  In accordance with the offering by UBS, the Facility will remain payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company’s indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility.  If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company’s pledged auction rate securities at par.

We believe these terms represent a positive step toward the resolution of the illiquidity of its auction rate securities investments. Given these terms, and taking into account the financial impact of our two agreements with Daiichi Sankyo, including a cumulative $75 million in cash and upfront payments and certain anticipated milestone and cost-sharing provisions, we expect that our available cash and cash equivalents, including cash received under our auction rate security credit line agreement (as described below), together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements through at least the end of 2011.

Cash flow from financing activities.  Our net cash provided by financing activities of $46.4 million in the nine months ended September 30, 2008 was primarily from the $46.1 million we borrowed under our July 2008 collateralized, revolving credit line agreement.

Our net cash provided by financing activities of $55.9 million in the nine months ended September 30, 2007 was comprised primarily of the proceeds from our June 2007 stock offering, wherein we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of $50.5 million after commissions and offering expenses.  Stock option exercises provided additional cash inflow of $1.8 million.

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”).  The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand.  Variable rate advances under the Facility currently bear interest at LIBOR plus 100 basis points and interest will be payable monthly.  The Facility replaces the $15 million standard margin loan agreement with

UBS Financial Services Inc. that we entered into on May 8, 2008.  In July 2008, we drew down $46.1 million under the Facility. The funds will be available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital.

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

Our contractual obligations were comprised of the following as of September 30, 2008 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable	$46,050	$46,050	$—	$—	$—
Operating lease obligations	22,845	3,950	7,114	6,759	5,022
Purchase obligations	8,854	8,854	—	—	—
Total	$77,749	$58,854	$7,114	$6,759	$5,022

Included in the total minimum payments for operating leases is approximately $0.9 million related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004 (see Note 5 Restructuring Charges to the Condensed Consolidated Financial Statements in this Form 10-Q). Purchase obligations are comprised primarily of outsourced pre-clinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa to ArQule, including the $30 million cash upfront licensing payments. In the first quarter of 2008, we received a $3 million milestone payment from Kyowa. In addition, the agreement includes sales milestone payments. Upon commercialization, ArQule will receive double-digit royalties from Kyowa on net sales of ARQ 197. Kyowa will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2008 and 2007:

Revenue

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$2.7	$2.7	$—	—%

For the nine months ended September 30:
Research and development revenue	$8.8	$6.6	$2.2	32%

Research and development revenue is comprised of revenue from the Roche alliance agreement and from the Kyowa license agreement. The increase in both the three and nine month periods is primarily due to revenue from Kyowa.

Research and development

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended September 30:
Research and development	$10.8	$12.5	$(1.7)	(14)%

For the nine months ended September 30:
Research and development	$39.2	$39.3	$(0.1)	—%

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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of each program were as follows (in thousands):

Oncology program	Current status	Three Months Ended September 30, 2008	Program-to-date
E2F modulation—ARQ 501	Phase 2	$114	$29,594
E2F modulation—ARQ 171	Discontinued	27	5,401
c-Met program—ARQ 197	Phase 2	2,524	30,707

Our future research and development expenses in support of our current and future oncology programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous pre-clinical studies for safety, toxicology, and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of, clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity novelty, and intended use of a product. It is not unusual for the pre-clinical and clinical development of these types of products to each take nine years or more, and for total development costs to exceed $500 million for each product.

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

Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreement with Roche and the license agreement with Kyowa. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

The $1.7 million decrease in research and development expense in the current quarter is primarily due to a $3.4 million decrease in clinical outsourcing expenses.  This decrease was partially offset by a $0.8 million increase in personnel costs from additional headcount and $0.5 million incurred in conjunction with the separation agreement of the prior chief medical officer.

Research and development expense in the first nine months of 2008 and 2007 remained constant.  Increases of $3.1 million in personnel costs from additional headcount and $0.5 million incurred in conjunction with the separation agreement of the prior chief medical officer were offset by a decrease in clinical outsourcing costs of $3.6 million. At September 30, 2008, we had 79 employees dedicated to our research and development program, up from 72 employees at September 30, 2007.

General and administrative

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.5	$3.4	0.1	4%

For the nine months ended September 30:
General and administrative	$13.4	$10.7	2.7	26%

General and administrative expense in the 2008 and 2007 three month period remained constant. General and administrative expense increased in the nine month period primarily due to a $2.2 million increase in stock based compensation expense resulting from amendments to the former CEO’s employment agreement, and $0.5 million in personnel costs and stock based compensation related to the hiring of the new CEO.  General and administrative headcount was 32 at September 30, 2008, compared to 34 at September 30, 2007.

Interest income

			Increase (decrease)
	2008	2007	$	%
	(in millions)
For the three months ended September 30:
Interest income	$0.6	$2.0	$(1.4)	(73)%

For the nine months ended September 30:
Interest income	$2.8	$4.4	$(1.6)	(35)%

Interest income includes interest earned on our portfolio of cash and marketable securities. Interest income decreased in the three and nine month periods due to lower interest rates earned on our portfolio.

Interest expense

Interest expense on our note payable totaled $0.2 million in both the three and nine month periods ended September 30, 2008. There was no interest expense in the three or nine month periods ending September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

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

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations,” a revision to SFAS No. 141 disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its Consolidated Financial Statements.

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

In this report we make forward-looking statements regarding our drug development pipeline and our clinical trials involving ARQ 501, ARQ 761 and ARQ 197. Additional forward-looking statements relate to our agreements with Kyowa and Daiichi Sankyo, including potential future milestones and royalty payments that could result from the future development of ARQ 197, and to our agreement with Roche, whose option to our E2F-1 program continues through December 31, 2008, with the right to extend the option period through December 31, 2009 in exchange for financial support of further deliverables.

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

We also make forward-looking statements regarding the adequacy of our financial resources.  Our capital resources may not be adequate because our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, financial market conditions, our ability to liquidate our investments in auction rate securities and other factors.  Additionally, our corporate collaborators may terminate their agreements with us, thereby eliminating that source of funding, because we may fail to satisfy the prescribed terms of the collaborations or for other reasons.  Finally, we can not assure that UBS will have adequate financial resources to fulfill its repurchase obligations to us.

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

Our cash and marketable securities include US Treasury bill funds, money market funds and US federal and state agency backed certificates, including auction rate securities that have strong credit ratings.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Beginning in the first quarter of 2008 and throughout the second and third quarters of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at September 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment After this evaluation, we determined that we had a temporary impairment totaling $3.8 million which was recorded as a temporary impairment within other comprehensive loss in the nine months ended September 30, 2008. In the quarter ended September 30, 2008 the temporary impairment was reduced by $0.3 million reflecting an increase in the fair value of our auction rate securities.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008.  In the nine months ended September 30, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of September 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or a settlement with the underwriter is reached. At September 30, 2008, marketable securities are carried at fair value and are classified as non current as the funds associated with failed auctions will not be needed to meet working capital needs or to fund current operations. The net unrealized losses on marketable securities at September 30, 2008 was $3.8 million.

The carrying amounts reflected in the Condensed Consolidated Balance Sheet of cash and cash equivalents, and trade payables approximate fair value at September 30, 2008 due to the short-term maturities of these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our marketable securities portfolio includes auction rate securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par. Beginning in the first quarter of 2008 and throughout the second and third quarters of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. We reviewed our portfolio at September 30, 2008, and considered other-than-temporary impairment factors, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, whether the security has been downgraded by a rating agency, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, to conclude whether ArQule had an other-than-temporary impairment After this evaluation, we determined that we had a temporary impairment totaling $3.8 million which was recorded as a temporary impairment within other comprehensive loss in the nine months ended September 30, 2008. In the quarter ended September 30, 2008 the temporary impairment was reduced by $0.3 million reflecting an increase in the fair value of our auction rate securities.

ArQule’s marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the quarter ended September 30, 2008, ArQule was able to sell $27.3 million (at cost) of auction rate securities that were held at December 31, 2007.  ArQule’s marketable securities portfolio as of September 30, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process the underlying securities have matured or a settlement is reached with the underwriter.

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

On November 3, 2008, the Company accepted an offer by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company.  The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting UBS’s offer, the Company can require UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company cannot assure that UBS will have adequate financial resources to fulfill its repurchase obligations.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, on April 15, 2008, the Company entered into an employment agreement with Mr. Pucci.  Pursuant to the terms of the employment agreement, he was entitled to receive a cash signing bonus in the amount of $200,000.00 (the “Bonus”), payable on the date of the Company’s next regular payroll following commencement of his employment.

On August 19, 2008, in lieu of receiving cash and with the approval of the board of directors of the Company, including the independent members of its Compensation, Nominating and Governance Committee, Mr. Pucci decided to apply the Bonus to the purchase of shares of the Company’s common stock.  After deduction of withholding taxes, Mr. Pucci used the net amount of the Bonus, $136,496, as payment to the Company for 37,706 shares of common stock, at a price per share of $3.62.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*

Separation Agreement and General Release, effective as of July 22, 2008, by and between ArQule, Inc. and
Nigel J. Rulewski. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2008 (File No. 000-21429) and incorporated by reference herein.

10.2	Collateralized, revolving credit line agreement, dated July 8, 2008, by and between ArQule, Inc. and UBS Bank USA. Filed herewith (File No. 000-21429).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
99.1

Stock Purchase Agreement, dated as of August 19, 2008, between ArQule, Inc. and Paolo Pucci. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2008 (File No. 000-21429) and incorporated herein by reference.

*                                         Indicates a management contract or compensatory plan.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 10, 2008	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)