Form 10-K
period 2008-12-31
ARQULE INC
filed 2009-03-06
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 COMMISSION FILE NUMBER: 000-21429

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

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was: $143,107,829

        There were 44,559,652 shares of the registrant's Common Stock outstanding as of February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 14, 2009, which will be filed with the Securities and Exchange Commission not later that 120 days after the registrant's fiscal year end of December 31, 2008, are incorporated by reference into Part III of the Form 10-K.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        You should carefully consider the risks described below together with all of the other information included in this Form 10-K, including Item 1A "Risk Factors," before making an investment decision. An investment in our common stock involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

        This Form 10-K, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as "believes", "expects", "intends", "may", "will", "plans", "should", "anticipates," "potential" or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts under collaborative agreements, the execution of new collaborative agreements, receipt of potential milestones and royalties under our collaborative agreements, government regulations, reliance on third parties to conduct clinical trials and perform research and analysis services, adequate financial resources, changes in economic and business conditions, and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if our compounds fail to demonstrate safety and efficiency, if positive early results are not repeated in later studies or in humans, if the therapeutic and value of our compounds are not realized, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, or if other assumptions prove incorrect. The forward-looking statements contained herein represent the judgment of ArQule as of the date of this Form 10-K. ArQule disclaims any intent or obligation to update any forward-looking statement except to the extent required by law.

PART I

ITEM 1.    BUSINESS

BUSINESS OVERVIEW

        We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 and engaged in the research and development of innovative cancer therapeutics directed toward molecular targets that we believe play critical roles in the development of human cancers. Our mission is to discover and develop novel products that target multiple tumor types, act selectively against cancer cells and are well tolerated by patients. We believe our clinical stage products represent potential best-in-class or first-in-class small molecule candidates with differentiated mechanisms of action.

        Our products and research programs are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties and designed to act with specificity against cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. We believe that our combined expertise in cancer biology and chemistry differentiates us from many companies at a similar stage of development.

        Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a Phase 2 clinical development program that includes trials in Microphthalmia Transcription Factor ("MiT")-associated tumors, non-small cell lung cancer ("NSCLC"), pancreatic adenocarcinoma and hepatocellular carcinoma ("HCC"). We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin"). Our separate agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to payments that we have already received.

        Our product pipeline offers the potential for multiple therapeutic candidates based on diverse biological targets, mechanisms of action and chemistry. The most advanced of these programs is focused on the development of inhibitors of the Eg5 kinesin spindle protein, which include ARQ 621, for which we have filed an Investigational New Drug Application ("IND"). We have completed certain Phase 2 proof-of-principle trials with ARQ 501, a first-generation, intravenously administered novel activator of the cell's DNA damage response mechanism mediated by the E2F-1 transcription factor, and we have filed an IND for ARQ 761, a second-generation molecule from our E2F-1 program. We are in pre-clinical development with an inhibitor of the BRAF kinase.

        Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform ("AKIP™"), which we employ to generate a new class of compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate ("ATP"), an energy source for cells. We are currently assessing the potential of multiple kinases in oncology and other therapeutic areas as targets for this drug discovery platform, and we are seeking to generate and validate compounds that inhibit these kinase targets. We have signed a drug discovery agreement with Daiichi Sankyo that utilizes the capabilities of the AKIP platform to discover compounds that inhibit two such kinase targets in the field of oncology.

        All of our drug discovery efforts, including our kinase platform, are supported by the expertise we have derived from our heritage as a combinatorial chemistry company. This expertise, which has been validated through collaborations with Pfizer Inc. ("Pfizer"), Wyeth, Solvay and other corporate partners, is married to innovative biology to create a discovery engine marked by speed, efficiency and flexibility.

CLINICAL STAGE PRODUCTS

ARQ 197

Introduction

        ARQ 197 is an orally available, small molecule that inhibits c-Met, the receptor tyrosine kinase of hepatocyte growth factor (HGF). Activation of c-Met is believed to play key roles in cancer cell growth, survival, angiogenesis, invasion and metastasis. The inappropriate expression of c-Met in many cancers and its role in controlling multiple signal transduction pathways involved in tumor growth and metastasis render it a compelling target for cancer therapy.

        ARQ 197 is a specific inhibitor of c-Met and does not compete with ATP for its binding to this kinase. We believe this specificity may help confer an attractive therapeutic profile based on a combination of safety and anti-cancer activity. In clinical studies to date, treatment with ARQ 197 has been well tolerated both as a single agent and in combination therapy, and objective tumor responses and prolonged stable disease have been observed across broad ranges of doses and tumors.

Clinical Trials

  Phase 1

        We initiated a first Phase 1 clinical trial with ARQ 197 in late 2005. This open label, dose escalation trial included patients with multiple metastatic tumor types who had disease progression when treated with available therapy or for whom no standard systemic therapy existed. The primary objectives of the trial were to determine tolerability, safety and a recommended dosing regimen for Phase 2 trials.

        At the 2007 Annual Meeting of the American Society of Clinical Oncology ("ASCO") on June 2, 2007, we announced available data from this trial demonstrating that treatment with ARQ 197 was well tolerated over extended dosing periods, with approximately 60 percent of the evaluable patient population experiencing partial responses, minor responses or stable disease lasting eight weeks or longer. As measured by RECIST criteria (Response Evaluation Criteria in Solid Tumors), a partial response is at least a 30 percent decrease in target lesions, progressive disease is at least a 20 percent increase in target lesions, and stable disease is neither shrinkage sufficient to qualify for partial response nor increase sufficient to qualify for progressive disease. Minor response is not defined by RECIST criteria, but we define evidence of target lesion shrinkage of less than 30 percent as a minor response. Findings from this study resulted in a recommended Phase 2 dose of 120 mg twice daily (240 mg daily).

        Cancer patients tolerated treatment with ARQ 197 in this trial well. Most adverse events were mild and transient. No drug-related grade three or four adverse events (as defined by the National Cancer Institute) were reported. No dose-limiting toxicities were observed. Substantial plasma exposure, at levels several times the efficacious concentration predicted from in vitro studies, was maintained with oral dosing. Patient compliance with dosing was high, and there were no treatment interruptions due to adverse events.

        An analysis of tumor image data from this trial was presented at the 2007 AACR-NCI-EORTC International Conference on October 24, 2007. Findings from this analysis support a viable hypothesis of anti-metastatic effect conferred by ARQ 197 that merits additional investigation.

        Following a review of a subsequent Phase 1 trial with ARQ 197 conducted at the Royal Marsden Hospital (see next section, Phase 1 Dosing and Tissue Biopsy Study: Royal Marsden Hospital), the protocol for this first Phase 1 study was amended to enroll a cohort of patients treated at 360 mg twice daily. Future evaluations of active patients will occur periodically under the study protocol as part of our effort to generate potential signals of anti-cancer activity in other tumor types.

  Phase 1 Dosing and Tissue Biopsy Study: Royal Marsden Hospital

        Investigators at the Royal Marsden Hospital in the United Kingdom have conducted a Phase 1, dose-escalation clinical trial with ARQ 197, employing a twice daily continuous dosing schedule. Data from this trial were presented at the 2008 Annual Meeting of ASCO, showing that the compound is safe and well tolerated at oral doses up to 300 mg twice daily, with the dose-limiting toxicity ("DLT") of reversible neutropenia observed at 400 mg twice daily. Investigators reported that among the 11 evaluable patients in the trial to that date, stable disease was observed in seven patients, and prolonged stable disease (greater than 12 weeks) by RECIST for up to 32 weeks in five patients with multiple tumor types, including melanoma (two patients), Merkel cell carcinoma, chrondrosarcoma, and gastric cancer.

        Investigators established 300 mg twice daily as the maximum tolerated dose ("MTD") and recommended Phase 2 dose for ARQ 197. Pharmacokinetic parameters increased linearly with dosing up to 300 mg twice daily. Immunohistochemistry studies confirmed that ARQ 197 inhibited phosphorylated c-Met and phosphorylated focal adhesion kinase (FAK) expression in tumor biopsy samples from patient cohorts treated with doses from 100 mg twice daily to 300 mg twice daily. Analysis of blood samples showed a reduction in circulating endothelial cells, suggesting the anti-angiogenic potential of ARQ 197, a finding that will be explored further in additional patients. The trial is continuing to explore the relevance of additional biomarkers, which may increase our understanding of the therapeutic activity of this compound and the related course of the disease, as well as to generate potential signals of anti-cancer activity in other tumor types.

  Phase 2

        We are currently conducting Phase 2 clinical trials with ARQ 197 in four tumor types: (1) MiT-associated tumors, (2) NSCLC, (3) pancreatic adenocarcinoma, and (4) HCC. The dose level of ARQ 197 employed in all of these trials is 360 mg twice daily, reflecting a small increase above the MTD of 300 mg twice daily established in the Royal Marsden trial. This increase results from a bioequivalence analysis related to formulation improvements. Our initial clinical trial dose of ARQ 197, 120 mg twice daily, was based on earlier Phase 1 data related to anti-cancer activity observed with this dose and on plasma exposure data generated before an MTD was identified. We believe that the higher 360 mg twice daily dose will maximize the therapeutic benefit of this compound. We and our partner, Daiichi Sankyo, may consider trials in additional tumor types based on our expanding knowledge from the current development programs and the potential broad-spectrum utility of ARQ 197 on c-Met-mediated oncogenic processes in a variety of cancers, as well as its potential use in combination with established anti-cancer therapies.

  MiT Tumor Trial

        MiT tumors include clear cell sarcoma (CCS), alveolar soft parts sarcoma (ASPS) and translocation-associated renal cell carcinoma (RCC). They are linked biologically through a common chromosomal abnormality that drives the over-expression of c-Met and the development of cancer. We have demonstrated the ability of ARQ 197 to inhibit activation of c-Met and to kill clear cell sarcoma cells in vitro.

        In October 2007, we initiated a Phase 2 trial in MiT tumors that employed the original dose of 120 mg twice daily. The dose was increased to 360 mg twice daily in October 2008 following the identification of an MTD in the Royal Marsden trial. The primary objective of the trial is to determine the overall response rate in patients treated with ARQ 197. Secondary objectives include the evaluation of progression-free survival time, as well as six-month and one-year overall survival in these patients.

        During the first stage of the study, 23 patients were enrolled and treated with the 120 mg dose. As announced on October 2, 2008, among 14 patients evaluable for efficacy, a partial response was observed in a patient with clear cell sarcoma, and 10 patients demonstrated stable disease. Based on the achievement of the protocol-defined endpoint of an objective response in the first stage of this trial, we have proceeded to the second stage, where approximately 22 additional patients will be enrolled at the 360 mg dose level. We have also increased the dose administered to several patients from the first stage who are continuing to participate in this trial.

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

        In October 2007, we initiated an open-label, randomized Phase 2 trial in Eastern Europe in which approximately 72 patients were expected to be treated with either ARQ 197 or gemcitabine. Eligible patients were randomized to receive either 120 mg of ARQ 197 orally twice daily or intravenous infusion of gemcitabine at a dose of 1000 mg/m2 (meter squared) and evaluated for overall survival, progression-free survival and overall response rate.

        A review of interim data from this trial conducted in 2008, supported by discussions with key opinion leaders, suggests that chemotherapy is a preferable approach to kinase inhibition, particularly among the late-stage cancer patients who have been enrolled in this trial, and highlight the genetic complexity of pancreatic cancer that has been underscored by the limited therapeutic benefit of targeted drugs administered as monotherapy. We believe that targeted therapy such as ARQ 197 may be best employed in the context of combination therapy. Consequently, we are planning to modify the original pancreatic clinical trial protocol by adding a combination arm that will consist of ARQ 197 at 360 mg twice daily in combination with gemcitabine. To proceed with this plan, we will first need to confirm the safety of this combination compared to both individual arms. Based on a review of data generated in all arms, we will make a decision about initiating an additional Phase 2 randomized study to evaluate gemcitabine alone against gemcitabine in combination with ARQ 197 at 360 mg twice daily.

  Non-Small Cell Lung Cancer

        Scientific data show that the development of resistance in patients with NSCLC to therapy with inhibitors of the epidermal growth factor receptor ("EGFR"), such as erlotinib, may be linked to an increase in c-Met signaling. We believe the inhibition of c-Met may offer a new strategy in overcoming this resistance and treating these tumors. In addition, pre-clinical efficacy studies in NSCLC cells have demonstrated synergy between ARQ 197 and erlotinib in halting cancer cell proliferation.

        In March 2008, we initiated a Phase 1/2 clinical trial program of ARQ 197 administered in combination with erlotinib in non-small cell lung cancer. The Phase 1 lead-in trial in this program was designed to determine the safety, tolerability and recommended Phase 2 dose of ARQ 197 when administered in combination with erlotinib in patients with these tumors. During 2008, we successfully completed the Phase 1 trial, demonstrating that the combination of ARQ 197 and erlotinib was well tolerated at the recommended dose for each drug. We began enrolling patients in the randomized Phase 2 trial in October 2008. The Phase 2 trial is a randomized, double-blind trial comparing combination therapy with ARQ 197, and erlotinib, against erlotinib and placebo. We expect to enroll approximately 155 patients, with the primary endpoint being progression-free survival.

  Hepatocellular Carcinoma

        Scientific literature provides evidence of the aberrant activation of the c-Met cell signaling pathway in HCC. The dysregulation of c-Met and hepatocyte growth factor expression has been shown to be common in this disease and associated with poor prognoses in patients with HCC. We believe that ARQ 197 offers an attractive opportunity for physicians based on its selectivity for c-Met, demonstrated signs of activity in clinical trials to date, and favorable side effect profile, which suggest its utility as monotherapy and its potential value in combination with existing therapies.

        We initiated a Phase 1-2 clinical trial program of ARQ 197 in HCC in March 2009. This program is expected to include trials of ARQ 197 both as single agent and in combination therapy with established and potential therapeutic alternatives in HCC. We plan to dose the first patient in the Phase 1 ARQ 197 monotherapy safety trial in HCC in February 2009. Pending the successful completion of this study, we will move into a Phase 2, single agent trial and also explore a Phase 1-2 combination therapy trial program with sorafenib.

  Additional Clinical Activities

        In addition to the Phase 2 indications described above, we are pursuing certain clinical research, within the context of ongoing trials, which is focused on the generation of anti-cancer signals in other indications. We are also seeking to augment the scope of our clinical development with ARQ 197 in cooperation with our partners, Daiichi Sankyo and Kyowa Hakko Kirin, which may lead to trials in additional indications.

ARQ 501, ARQ 761 and ARQ 171: the E2F-1 Program

        ARQ 501, ARQ 761, and ARQ 171 are designed to kill cancer cells selectively while sparing normal cells through the direct activation of DNA damage response/checkpoint pathways believed to be regulated by the E2F-1 regulatory protein, thereby restoring the ability of the cell to recognize DNA damage and initiating the process of apoptosis, or programmed cell death, in these cells. ARQ 501 is the first product generated in this program, while ARQ 761 and ARQ 171 are second-generation compounds.

        Roche had an option to license from us worldwide rights for the development and commercialization of all products resulting from our E2F-1 program in the field of cancer therapy based on delivery of a clinical data package from certain trials with ARQ 501, as well as a recommended Phase 2 dose for a second-generation E2F-1 compound. Roche notified us in December 2008 that it did not intend to exercise its option to license the E2F-1 program, and therefore Roche's rights to develop and commercialize product candidates under our agreement terminated at the end of 2008. On January 30, 2009, the Company notified Roche that, in accordance with the terms of the agreement, it had exercised its right to terminate the agreement. As a result, all rights and licenses granted by the Company to Roche under the agreement will also be terminated. We retain all rights to the E2F-1 program, have filed an IND for ARQ 761 and are currently exploring options for the future development of this compound.

PRECLINICAL AND DISCOVERY PROGRAMS

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

ARQ 621: Eg5 Inhibitor

        In December 2008, the U.S. Food and Drug Administration ("FDA") accepted an IND for ARQ 621, a product generated from our most advanced pre-clinical program, focused on inhibition of the Eg5 kinesin spindle protein. Eg5 is a member of the kinesin motor protein super family, each member of which is believed to have a specific role in mitosis. Recent scientific literature on the additional role of Eg5 as a potential oncogene (cancer-causing gene) confirms the validity of this protein as a cancer therapy target. ARQ 621 has been shown pre-clinically to inhibit Eg5 potently and selectively and to induce cell death across multiple human cancer cell lines in vitro and in vivo, with low bone marrow toxicity in multiple animal models. We plan to initiate a Phase 1 trial with this compound in the first half of 2009.

Additional Pre-Clinical Program

        The FDA has also accepted an IND for ARQ 761, a second-generation E2F-1 activator, and we are currently exploring options for the future development of this compound. The molecular target of our next most advanced pre-clinical program is the BRAF Kinase. Mutations of this enzyme have been associated with malignant melanomas in human patients, and we are pursuing pre-clinical development of a lead candidate from this program.

AKIP™ Discovery Platform

        During 2008, we elucidated a novel binding mode of ARQ 197 to its target, the c-Met receptor kinase. We have completed initial research in the human kinome (consisting of 518 human kinase genes), and we have identified similar binding sites in more than 100 kinases, which has led to the establishment of the AKIP™ platform. We believe we have within this platform the capability to design novel kinase inhibitors that encompass new chemical spaces for an expanding intellectual property estate.

        We are actively designing such compounds and performing in silico (computer) screening to identify new libraries of lead compounds that can be synthesized and purified using our proprietary robotic parallel chemistry platform, which includes high throughput chemical purification capabilities. This platform is coupled with a high throughput robotic-assisted kinase screen and biophysical assay.

        We believe the application of the discovery engine based on these capabilities will enable us to identify multiple chemical scaffolds for lead compound optimization directed to kinase targets in a short period of time relative to drug discovery timelines. Furthermore, the ability of small molecules that inhibit kinases without competing with ATP for binding (the ATP binding site is highly conserved across different kinases) can lead to fewer off-target side effects.

        We anticipate that the resulting kinase inhibitors can be applied to a variety of therapeutically relevant kinases implicated in a broad range of human diseases in addition to cancer. We will seek to expand the applications of this proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

        In November 2008, we entered into our first collaboration utilizing the AKIP™ platform capabilities in an agreement with Daiichi Sankyo. Pursuant to this agreement, we are applying our proprietary technology and know-how from this platform for the discovery of selective inhibitors of two target kinases in the field of oncology.

PRODUCT PORTFOLIO

ALLIANCES

Daiichi Sankyo Co., Ltd.

        We have entered into two agreements with Daiichi Sankyo that form the basis of a strategic relationship for the development and discovery of novel oncology therapeutics. The first of these agreements described in a binding letter of intent signed on November 7, 2008 and superseded by a definitive agreement signed on December 18, 2008, is focused on the co-development of ARQ 197 to treat cancer. The second, signed on November 7, 2008, is focused on the application of our AKIP™ platform to develop a new generation of highly selective, anti-cancer kinase inhibitors.

ARQ 197 Agreement

        We have entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo under which the two companies will collaborate to conduct research, clinical trials and the commercialization of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization.

        The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes significant development and sales milestone payments. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo. Upon commercialization, we will receive tiered double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S. On a combined basis, our agreements with Daiichi Sankyo and Kyowa Hakko Kirin (see Kyowa Hakko Kirin below), include total upfront payments of $90 million and provide for total upfront and potential milestone payments in excess of $750 million.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice if prior to Phase 3 clinical trials or 180 days notice if on or after the beginning of Phase 3 clinical trials by Daiichi, the agreement shall continue until the later of (i) such time as Daiichi is no longer developing at least one licensed product or (ii) if Daiichi has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        We believe this alliance with Daiichi Sankyo will help realize the therapeutic potential of ARQ 197 and define its utility as monotherapy and as part of combination therapy in multiple cancer indications. It also allows us to establish a founding commercial presence in the U.S. that will complement Daiichi Sankyo's primary commercialization effort for ARQ 197.

Kinase Inhibitor Discovery Agreement

        We have entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies.

        The agreement provides for a $15 million upfront payment, which we have received, and payments in research support for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Daiichi, the agreement terminates on the later of (i) the expiration of the research collaboration period, or (ii) various periods specified in the agreement for development and commercialization of products. If Daiichi has commercialized a licensed product or products, the agreement will continue in force until such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

Kyowa Hakko Kirin Co., Ltd.

        On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007. In addition, the agreement includes sales milestone payments.

        In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2008, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Kyowa, the agreement terminates on the date that the last royalty term expires in all countries in the territory. The royalty term ends as of the later of (i) the expiration of the last pending patent application or expiration of the patent in the country covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial launch in such country of such license product.

        Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

        In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin marking the initiation by Kyowa Hakko Kirin of a Phase 1, dose escalation trial in Japan with ARQ 197. This payment was made under the terms of the exclusive license agreement between the two companies.

BUSINESS STRATEGY

2009 Operational Goals

ARQ 197 / c-Met Program

        During 2009, we will pursue the clinical development of ARQ 197 through:

  •
  completion of patient enrollment in the Phase 2 monotherapy trial in MiT tumors and preparation to move into Phase 3 if Phase 2 endpoints are met;

  •
  substantial completion of patient enrollment in our randomized Phase 2 combination therapy trial in NSCLC with erlotinib;

  •
  initiation of patient enrollment in the pharmacokinetic combination trial with gemcitabine as part of the modified pancreatic cancer program;

  •
  completion of enrollment in the Phase 1 monotherapy trial in HCC and, pending the results of that trial, initiation of Phase 2 trials in monotherapy and/or combination therapy with sorafenib;

  •
  initiation of patient enrollment in the pharmacokinetic combination trial with sorafenib.

Corporate Partnerships

        We will integrate our clinical development activities related to ARQ 197 with Daiichi Sankyo, and we will work closely with both Daiichi Sankyo and Kyowa Hakko Kirin to coordinate a global development plan for ARQ 197. These efforts will include the exploration of additional trials and the ongoing evaluation of clinical data generated during the year to determine our advanced clinical development and regulatory strategy.

Pipeline

        We plan to advance our pre-clinical pipeline of product candidates through:

  •
  completion of our Phase 1 trial with ARQ 621;

  •
  identification of an additional candidate for IND filing in the first half of 2010.

AKIP™ Discovery Platform

        We will pursue the development of this platform under our agreement with Daiichi Sankyo, which is focused on two kinase targets in the field of oncology. We will seek to enter into additional collaborations that apply the capabilities of this platform toward validated kinase targets in oncology or another therapeutic area. In addition, we will independently identify and conduct pre-clinical development with proprietary product candidates generated from this platform.

Drug Discovery and Development Strategy

        Our strategy for developing the Company and specific compounds into commercial products has the following components:

        Grow organically and through business development.    We plan to grow both organically and through business development activities that take advantage of our product and technology assets. Organic growth will be based on our advancement of internally defined product candidates from pre-clinical through clinical development. These candidates will be based upon scientific platforms within the Company and directed toward targets with validated roles in oncogenic processes and potentially in other therapeutic areas. Their design will be informed by our combined expertise in chemistry and cancer biology that we believe differentiates us from many of our competitors.

        Simultaneously, we will consider a broad range of business development activities potentially encompassing product and technology acquisitions, licensing agreements and corporate combinations that will help expand the overall scope of product development and potentially accelerate the implementation of a commercialization infrastructure. Such activities offer the opportunity to leverage the capabilities of a potential partner with resources complementary to ours in drug discovery and development. We may also continue to invest in technology and personnel to enhance or expand our capabilities in drug discovery.

        Focus on cancer, a market with a large unmet need.    Cancer is the second most common cause of death in the western world. According to the American Cancer Society, approximately 565,000 cancer-related deaths were projected to occur and 1.4 million new cases were projected to be diagnosed in the U.S. during 2008. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as 85 percent of cancers occur in the over-55 year old population. The National Cancer Institute estimates that between 2001 and 2005 the median age of cancer patients at death was 73, and the overall healthcare cost of cancer in the U.S. during 2007 was $219 billion.

        Medical therapy for cancer has historically included surgery, cytotoxic (poisonous to cells) chemotherapy and radiation. While chemotherapies have evolved, many are still harmful to all rapidly dividing cells. More recently, a number of alternative therapies that are target specific have been introduced. We believe that targeted approaches to treating cancer, such as those we are pursuing, have the potential to be more selective for cancer cells than traditional chemotherapies.

        Cancer compounds are eligible for potential accelerated regulatory approval, and we will pursue opportunities for such approval as appropriate. Once on the market, with supportive data the agents may be approved for additional indications.

        Utilize our AKIP discovery platform.    We have elucidated a novel binding mode of ARQ 197 to its target, the c-Met receptor kinase. We have completed initial research in the human kinome (consisting of 518 human kinase genes) and identified similar binding sites in more than 100 kinases, which has led to the establishment of the AKIP platform. We believe we have within this platform the capability to design novel kinase inhibitors with an expanding intellectual property estate that encompasses new chemical spaces.

        We anticipate that application of this discovery engine will lead to the identification of multiple chemical scaffolds for lead compound optimization directed to kinase targets in a short period of time relative to drug discovery timelines. We believe the resulting kinase inhibitors can be applied to a variety of therapeutically relevant kinases implicated in a broad range of human diseases in addition to cancer, and we will seek to expand this proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

        Benefit from the resources and strengths of collaborators.    In April 2007, we announced that we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia, and in November 2008, we entered into a strategic relationship with Daiichi Sankyo to develop and commercialization ARQ 197 in those areas of the world not covered by the Kyowa Hakko Kirin agreement, as well as to develop a new generation of highly selective kinase inhibitors by applying our AKIP™ platform. We benefit from the resources and expertise of these partners, and we intend to pursue future partnership arrangements as appropriate when the capabilities of a potential partner complement our strengths in drug discovery and development.

        Continue to exploit our strength in chemistry for drug discovery and development.    We have developed a chemistry-based drug discovery technology platform designed to create small molecules that possess drug-like characteristics. We believe that identifying drug-like characteristics early in discovery increases the likelihood that small molecules reaching preclinical development will have a greater potential to become medicines. Without such a technology platform, the traditional approach is to develop small molecules that have demonstrated activity toward biological targets, with little regard for whether the molecules otherwise would make good medicines. In our view, a drug that has the best set of drug-like characteristics for its indication (i.e., one that is the most effective and has the fewest side effects) will ultimately generate the most revenue in its category, even if it is not the first to become available on the market.

PATENTS AND PROPRIETY RIGHTS

        We rely principally on patent and trade secret protection for our intellectual property, both in the U.S. and other countries. While many patent applications have been filed in the U.S., the European Union ("E.U.") and other foreign countries with respect to our cancer programs, the majority of these have not yet been issued or allowed. The patent positions of companies in the biotechnology industry and the pharmaceutical industry are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims, if any, that may be allowed under any of our patent applications, or the enforceability of any of our issued patents.

        Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

        As and when needed to support our current or future research and development programs, we may from time to time obtain rights under patents and other intellectual property owned by other parties through permanent or limited duration licenses or assignments of relevant intellectual property. These may include exclusive and nonexclusive licenses from medical and academic institutions, and industry sources as well as generally available commercial licenses. For our current clinical and research programs, we are not a party to any material intellectual property agreement under which we could lose access to a technology necessary to continue research and development of our products if we failed to fulfill our obligations thereunder. We anticipate that we will continue to seek intellectual property rights from external sources where the applicable technology complements our research and development efforts.

        We currently have an issued composition of matter patent for the Company's lead compound in its c-Met program, ARQ 197, in Japan. This issued and allowed patent will expire in February 2026. We also have an issued patent in the U.S. relating to the preparation of an intermediate in the synthesis of ARQ 197, which expires in December 2020. In addition, we have pending U.S., European and other foreign applications covering the composition of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer.

        With respect to the E2F-1 Program, we have issued patents and pending applications that cover the formulations, syntheses and therapeutic uses of ARQ 501 in the treatment of cancer. ARQ 501 is derived from a naturally occurring substance, and we do not have patents that cover the composition of this compound. Our current lead compound in the E2F-1 Program, ARQ 761, is a reformulation of ARQ 501 and we have pending U.S., European and other foreign applications covering the composition of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. Our issued and allowed patents for the E2F-1 Program have expiration dates which range from February 2018 to July 2025.

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

COMPETITION

        The pharmaceutical and biotechnology industries are highly competitive. We face intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research organizations. The major pharmaceutical and biotechnology organizations competing with us have greater capital resources, larger overall research and development staff and facilities and considerably more experience in drug development and commercialization. Consequently, we face competition on several fronts, including:

  •
  competition for collaborators and investors;

  •
  recruitment and retention of highly qualified scientific and management personnel;

  •
  competition for qualified subjects for our clinical studies of our drug candidates, which may result in longer and more costly clinical trials;

  •
  with respect to our cancer drug development programs, other companies have potential drugs in preclinical and clinical trials that may result in effective, commercially successful treatments for the same cancers we target;

  •
  advancement of a discovery and development portfolio of anti-cancer candidates that are selective for cancer cells and applicable across a broad spectrum of cancer types;

  •
  securing partners to co-develop and advance our drug candidates through later-stage clinical trials and beyond.

        In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Genesys, Inc., Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Exelixis, Inc., Idera Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc., Kosan Biosciences, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Oxigene, Inc., Pharmacopeia, Inc., Plexxikon, Inc.,Telik, Inc., and Vertex Pharmaceuticals Inc.

        In addition, with respect to ARQ 197, we are aware of a number of companies that are or may be pursuing a number of different approaches to c-Met inhibition, including Amgen Inc., AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Cephalon, Inc., Compugen Ltd., Eli Lilly & Company, Exelixis, Inc., Genentech, Inc., GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Methylgene Inc., Pfizer, Schering-Plough, and Supergen Inc. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATION

        Virtually all pharmaceutical and biotechnology products that our collaborative partners or we develop will require regulatory approval by governmental agencies prior to commercialization. The nature and the extent to which these regulations apply vary depending on the nature of the products. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA or the applicable regulatory authorities in countries other than the U.S. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations are time consuming and require substantial resources, and the outcome of these regulatory activities is uncertain.

        Generally, in order to gain marketing authorization, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. FDA in the U.S., European Medicines Evaluation Agency ("EMEA") in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application ("CTA") application with the appropriate regulatory authority outside of the United States. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risks.

        In order to eventually commercialize any products, we or our collaborator will be required to initiate and oversee clinical studies under an IND or CTA to demonstrate the safety and efficacy that are necessary to obtain marketing approval. Clinical trials are normally done in three phases and generally take several years, but may take longer to complete. Furthermore, a regulatory authority may suspend clinical trials at any time if it believes that the subjects participating in trials are being exposed to unacceptable risks or if the regulatory authority finds deficiencies in the conduct of the trials or other problems with our product under development.

        After completion of clinical trials of a new product, regulatory marketing approval must be obtained. If the product is classified as a new pharmaceutical, our collaborator or we will be required to file a New Drug Application ("NDA") or Marketing Authorization Application (MAA), and receive approval before commercial marketing of the drug. The marketing application contains, among other things, the results of the non-clinical and clinical testing of the drug. Marketing applications submitted to any regulatory authority can take several years to obtain approval and the regulatory authority is not obligated to grant approval at all. A regulatory agency can condition marketing approval on the conduct of costly post-marketing follow-up studies or can place restrictions on the sale or marketing of the drug in order to manage risks.

        Even if regulatory clearances are obtained, a marketed product is subject to continual review and ongoing regulatory obligations. If and when a regulatory authority approves any of our or our collaborators' products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Good Manufacturing Practices ("cGMP"), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses or making false or misleading statements or omissions with respect to a drug in advertising or promotion. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products.

        For marketing outside the U.S., we or our partners will be subject to foreign regulatory requirements governing human clinical trials, marketing approval and post-marketing activities for pharmaceutical products and biologics. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

        As of February 1, 2009, we employed 107 people in Woburn, Massachusetts. Of that total, 77 are engaged in research and development and 30 in general and administration, and 42 hold Ph.D.s, 5 hold M.D.s and 25 hold Masters in the Sciences.

CERTAIN OTHER INFORMATION

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.arqule.com that provides additional information about our company and links to documents we file with the SEC. The Company's Corporate Governance Guidelines; the charters of the Audit Committee, the Compensation, Nominating and Governance Committee, and the Science Committee; and the Code of Conduct are also available on the Company's website.

EXECUTIVE OFFICERS

        Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2009. Paolo Pucci's appointment as Chief Executive Officer and a member of the board of directors was announced on April 15, 2008. He succeeds Dr. Stephen A. Hill, the previous President and Chief Executive Officer, who joined Solvay Pharmaceuticals, Inc. (U.S.) as President and Chief Executive Officer on April 1, 2008. The appointment of Dr. Brian Schwartz as Chief Medical Officer was announced on June 20, 2008. Dr. Schwartz succeeds Dr. Nigel Rulewski. Peter Lawrence was named President in April 2008, in addition to his existing position as Chief Operating Officer.

NAME	AGE	POSITION
Paolo Pucci	47	Chief Executive Officer and a Director
Peter S. Lawrence	45	President and Chief Operating Officer
Dr. Brian Schwartz	47	Chief Medical Officer
Dr. Thomas C.K. Chan	53	Chief Scientific Officer

Paolo Pucci
Chief Executive Officer

        Mr. Pucci joined ArQule as Chief Executive Officer and a member of the board of directors in June 2008 from Bayer A.G., where he served as senior vice president and president in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, president of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as managing director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. Mr. Pucci holds an MBA from the University of Chicago and is a graduate of the Universita Degli Studi Di Napoli in Naples, Italy.

Peter S. Lawrence
President and Chief Operating Officer

        Mr. Lawrence joined ArQule as Executive Vice President and Chief Business Officer in April 2006. He was named Chief Operating Officer in October 2007 and President in April 2008. Previously he was at Pod Venture Partners, an international venture capital firm which he co-founded in 2001 and where he most recently served as general partner. He helped drive the strategic growth of that firm, including deal sourcing and structuring, syndication and business expansion activities. Previously, Mr. Lawrence was an attorney and partner at Mintz, Levin, Cohn, Ferris Glovsky and Popeo, P.C., from 1991 to 2001. At Mintz Levin, he served as external corporate counsel to public and private companies, managed a transactional legal practice and provided strategic guidance to clients through periods of rapid growth and transformative corporate events. His public financing experiences include the initial public offering and numerous financings for America Online Inc. (AOL), as well as public financings for Biogen, Human Genome Sciences, Hybridon and many other companies. He worked on numerous mergers and acquisitions, including Roche/Compuchem, AOL/Time Warner, Steinway Piano, DEC/Intel, and Mitotix/GPC Biotech. Mr. Lawrence worked at Gaston & Snow from 1989 to 1991 in the firm's Corporate Law Department. He holds a Bachelor's degree from Amherst College and a J.D. from Boston University School of Law.

Brian Schwartz, M.D.
Chief Medical Officer

        Dr. Schwartz joined ArQule in July 2008 from Ziopharm Oncology, Inc., where as Senior Vice president, clinical and regulatory affairs, and Chief Medical Officer he built and led clinical, regulatory, and quality assurance departments responsible for the development of new cancer drugs. Prior to Ziopharm, Dr. Schwartz held a number of positions at Bayer Healthcare. His experience in oncology has encompassed the clinical development of novel cytostatic, cytotoxic and immunological agents. At Bayer, Dr. Schwartz was a key physician responsible for the global clinical development of sorafenib (Nexavar®) and led the clinical team through a successful Phase 3 trial in renal cell cancer, leading to U.S. Food and Drug Administration (FDA) approval. He has extensive regulatory experience working with the FDA's Oncology Division, the European Medicines Evaluation Agency (EMEA), and numerous other health authorities. Dr. Schwartz has also been responsible for U.S. clinical and regulatory activities, including Phase 4 studies and interactions with the National Cancer Institute and other oncology cooperative groups. Dr. Schwartz received his medical degree from the University of Pretoria, South Africa, practiced medicine, and worked at the University of Toronto prior to his career in industry.

Thomas C. K. Chan, Ph.D.
Chief Scientific Officer

        Dr. Chan joined ArQule in December 2005 as Vice President, pharmacology and toxicology. He was named Chief Scientific Officer in January 2008 and manages all research and early development activities, including new oncology drug candidate selection at ArQule. He is also responsible for toxicology and clinical pharmacology of the Company's drug candidates currently in human clinical trials. Dr. Chan was previously at MacroChem Corporation from 2001 to 2005, where he served as Chief Technology Officer and Vice President, research and development. He was also Senior Director, pharmacology and toxicology, at EPIX Medical, Inc. from 1997 to 2000, and Director of therapeutic development at Creative Biomolecules from 1993 to 1997. Prior to his career in industry, Dr. Chan held a number of academic appointments, most recently as a director of the Purdue University Cancer Center and a tenured professor at Purdue University and Indiana University. He is a member of several NIH Study Sections and consults for the U.S. Department of Defense on their prostate and breast cancer research programs. Dr. Chan received his doctorate in pharmacology/toxicology from the University of British Columbia, and he was a postdoctoral fellow in hematology/oncology at the Cancer Center of the University of California, San Diego School of Medicine.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR INDUSTRY AND BUSINESS STRATEGY

Development of our products is at an early stage and may not successfully develop a drug candidate that becomes a commercially viable drug.

        The discovery and development of drugs is inherently risky and involves a high rate of failure. Discovery and development of commercial drugs are relatively new to us. Our drug candidates and drug research programs are in early stages and require significant, time-consuming and costly research and development, testing and regulatory approvals.

        Our leading clinical-stage product candidate, ARQ 197, is based on inhibition of the c-Met receptor tyrosine kinase. Two of our other product candidates, ARQ 501 (Phase 2) and ARQ 761 (IND filed), are based on the DNA damage response mechanism mediated by the E2F-1 transcription factor and a third, ARQ 621 (IND filed), is based on inhibition of the Eg5 kinesin spindle protein. Although drugs have been approved that inhibit the activity of protein kinases and other enzymes and mitotic proteins such as tubulins, to our knowledge, no company has received regulatory approval for a drug based on the specific proteins targeted by any of our product candidates. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.

        In addition to our clinical-stage programs, we have a limited number of pre-clinical and research-stage programs in our pipeline. Our viability as a company depends, in part, on our ability to continue to create drug candidates for ourselves and our collaborators. Numerous significant factors will affect the success of our drug research and development efforts, including the biology and chemistry complexity involved, availability of appropriate technologies, the uncertainty of the scientific process and the capabilities and performance of our employees. Our research and development capabilities may not be adequate to develop additional, viable drug candidates.

We must show the safety and efficacy of our product candidates through expensive, time consuming preclinical testing and clinical trials, the results of which are uncertain and governed by exacting regulations.

        Our product candidates are in clinical or preclinical stages of development and may not prove to be sufficiently safe or effective in more advanced human clinical trials. We will need to conduct extensive further testing of all of our product candidates, expend significant additional resources and possibly partner emerging programs to realize commercial value from any of our product candidates.

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

        Clinical trials typically take several years to complete. The duration and cost of clinical trials will vary greatly depending on the nature, complexity, and intended use of the drug being tested. We may not complete clinical testing within the time frame we have planned, or at all. At any time, a clinical trial can be placed on "clinical hold" or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

  •
  our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to provide additional information about formulation or manufacture of our product candidates or clinical trial design or to conduct additional clinical and/or pre-clinical testing or to abandon programs;

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

  •
  the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved; and

  •
  the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on our development platforms, which could lengthen the regulatory review process.

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

        We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed five IND applications, and we have initiated eleven Phase 1 clinical trials of which eight have been completed, and six Phase 2 clinical trials of which three have been completed. We have not conducted a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

        We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, how soon patients will be recruited and enrolled in these trials, when a clinical trial will be completed and when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions, many of which are beyond our control. If we or our collaborators do not achieve milestones when anticipated, we will not receive the corresponding revenue, and our stock price could decline. In addition, our research and clinical testing may be delayed or abandoned if we or our competitors subsequently discover other compounds that show improved safety or efficacy compared to our product candidates, which could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.

RISKS RELATED TO OUR FINANCIAL CONDITION

We have incurred significant losses since our inception and anticipate that we will incur significant continued losses for the next several years, and our future profitability is uncertain.

        From our inception in 1993 through December 31, 2008, we have incurred cumulative losses of approximately $332 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.

        We expect our expenses to increase significantly as we spend additional amounts to fund research, development, clinical testing and commercialization of our drug candidates. We currently have two product candidates in various stages of clinical development. We have filed an IND for a product candidate for which we expect a clinical trial to commence in the second quarter of 2009 and we anticipate filing an IND application for an additional product candidate in the second quarter of 2010. As a result, we will need to generate significant additional revenues to achieve profitability.

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

We may need substantial additional funding and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

        Volatility and disruption in the global capital and credit markets in 2008 have led to a tightening of business credit and investment capital in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, our efforts to raise capital will face additional difficulties.

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

Funds associated with certain of our auction rate securities may not be accessible for an undetermined period of time and our auction rate securities may experience a decline in value, which would adversely affect our liquidity.

        We have invested a portion of our available cash in a certain type of debt obligation known as auction rate securities. Our auction rate securities ("ARS") are obligations backed by U.S. federal and state agencies and, consequently, have strong credit ratings. Generally, ARS are structured with short-term interest reset dates, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors have the right to sell their ARS or continue to hold the securities at par value and receive interest payments. If an auction for ARS fails, i.e. sell orders exceed buy orders and, therefore, under auction rules none of the securities may be sold, the principal amounts of ARS for which the auction failed would not be accessible by investors until a successful auction occurred, a buyer was found outside the auction process or the underlying securities matured.

        Auction failures occurred during 2008 with respect to certain of our ARS thereby rendering illiquid our ARS holdings, which as of December 31, 2008 were $65.3 million at par value. As a result of this occurrence, on July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the ARS held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. UBS Financial Services had served as our financial advisor with respect to our ARS holdings and had purchased them on our behalf. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. The current balance under the Facility is $46.1 million.

        On November 3, 2008, we accepted an offer by UBS AG, the parent of UBS Bank USA and UBS Financial Services Inc., of certain rights to cause UBS AG to purchase our ARS. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by us of UBS AG and its employees and agents from certain specified claims relating to UBS AG's marketing and sale of auction rate securities, are described in a prospectus issued by UBS AG dated October 7, 2008.

        In accordance with the offering by UBS AG, the Facility will be treated as a "no net cost loan" as defined in the prospectus. As such, the Facility will remain payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of our indebtedness prior to the date we can exercise our repurchase rights (other than for reasons specified in the prospectus), UBS AG and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility. If alternative financing cannot be established, then UBS AG or one of its affiliates is required purchase our pledged ARS at par.

        As a result of accepting UBS AG's offer, if our ARS have not previously been sold by us or by UBS AG on our behalf, we can require UBS AG to repurchase our ARS at par value at any time during the period from June 30, 2010 through July 2, 2012. Proceeds of sales of our ARS will first be applied to repayment of the Facility with the balance for our account.

        UBS AG's obligations under the offer are not secured by its assets and do not require UBS AG to obtain any financing to support its obligations. UBS AG has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations. If UBS AG does not have sufficient financial resources to meet its obligations under its offering, we may not have access to the full principal amount of our ARS.

We have federal and state net operating losses ("NOL") and research and development credit carryforwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Such carryforwards may not, under certain circumstances related to changes in ownership of our stock, be available to us.

        As of December 31, 2008, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $203 million, $138 million and $18 million respectively, which expire at various dates through 2028. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If we have experienced a change of control at any time since Company formation or experience one in the future, utilization of our carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

RISKS RELATED TO REGULATORY APPROVAL

Our product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which would adversely affect our ability to commercialize products. We have only limited experience in regulatory affairs.

        Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other countries, for example EMEA in the E.U. These regulations govern or influence the manufacturing, assessment of benefit and risk, safety, labeling, storage, records and marketing of these products.

        Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not applied for or received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

        The regulatory process requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, the results of later trials may not confirm the positive results of earlier preclinical studies or trials. Delays or rejections may also be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval phases of our product candidates may cause delays in the approval or rejection of an application. We are currently in Phase 2 clinical testing of ARQ 501 and in Phase 1 and Phase 2 clinical testing of ARQ 197. We expect Phase 1 testing of ARQ 621 to commence in the second quarter of 2009. We have never conducted a Phase 3, or pivotal, clinical trial, nor have we filed or prosecuted the applications necessary to gain regulatory approvals.

        A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound's activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. FDA in the United States, EMEA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a CTA application with the appropriate regulatory authority outside of the United States. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.

Even if our drug candidates obtain regulatory approval, we and our collaborators will be subject to ongoing government regulation.

        Even if regulatory authorities approve any of our drug candidates, the manufacture, marketing and sale of these drugs will be subject to strict and ongoing regulation. Compliance with such regulations may consume substantial financial and management resources and expose us and our collaborators to the potential for other adverse circumstances. For example, a regulatory authority can place restrictions on the sale or marketing of a drug in order to manage the risks identified during initial clinical trials or after the drug is on the market. A regulatory authority can condition the approval for a drug on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients or an acceptable safety profile, it could limit the indications for which a drug may be sold or revoke the drug's marketing approval. In addition, identification of certain side effects either during clinical trials or after a drug is on the market may result in reformulation of a drug, additional preclinical and clinical trials, labeling changes, termination of ongoing clinical trials or withdrawal of approval. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

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

        Our current collaborators, Kyowa Hakko Kirin and Daiichi Sankyo have, and future collaborators will have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our rights to receive milestone payments and royalties from our collaborators will depend on our collaborators' abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.

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

  •
  our collaborators may encounter conflicts of interest, changes in business strategy or other business issues which could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries); and

  •
  disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing collaborators to act in their own self-interest and not in the interest of our stockholders;

  •
  we might not have the financial or human resources to meet our obligations or take advantage of our rights under the terms of our existing and future collaborations; and

  •
  our existing collaborators may exercise their respective rights to terminate without cause their collaborations with us, in which event, we might not be able to complete development and commercialization of ARQ 197 and other drug candidates on our own.

We may not receive any further milestone, royalty or license payments under our current collaborations.

        Although we have received license fees and other payments to date under our current drug development collaborations with Kyowa Hakko Kirin and Daiichi Sankyo, we may not receive any royalty payments or additional license and milestone fees under such agreements. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators want or are able to continue to pursue potential drug candidates, intellectual property issues, unforeseen complications in the development or commercialization process, and the ultimate commercial success of the drugs.

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

        The facilities used by our contract manufacturers may undergo inspections by the FDA for compliance with cGMP regulations before our product candidates produced there can receive marketing approval. If these facilities do not satisfy cGMP requirements in connection with the manufacture of our product candidates, we may need to conduct additional validation studies, or find alternative manufacturing facilities, either of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for any affected product candidate. In addition, after approval of a product candidate for commercial use, our contract manufacturers and any alternative contract manufacturer we may utilize will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers' compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

        If our officers, directors or principal stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deem appropriate.

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

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Ariad Pharmaceuticals, Inc.; Array BioPharma Inc.; Astex Therapeutics; Cell Genesys, Inc.; Cell Therapeutics, Inc.; Curis, Inc.; Exelixis, Inc.; Idera Pharmaceuticals, Inc.; Infinity Pharmaceuticals, Inc.; Onyx Pharmaceuticals, Inc.; OSI Pharmaceuticals, Inc.; Oxigene, Inc.; Pharmacopeia, Inc.; Plexxikon, Inc. Telik, Inc.; and Vertex Pharmaceuticals, Inc. and many others.

        With respect to ARQ 197 specifically, we are aware of a number of biotechnology and pharmaceutical companies that are or may be pursuing approaches to c-Met inhibition, including Amgen Inc.; AVEO Pharmaceuticals, Inc.; Bristol-Myers Squibb Company; Cephalon, Inc.; Compugen Ltd.; Eli Lilly & Company; Exelixis, Inc.; Genentech, Inc.; GlaxoSmithKline; Johnson & Johnson; Merck & Co., Inc.; Methylgene Inc.; Pfizer Inc, Schering-Plough; and Supergen Inc. and others.

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

        Drug candidates we develop that are approved for commercial marketing by the FDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act." The Hatch- Waxman Act provides companies with marketing exclusivity for varying time periods during which generic versions of a drug may not be marketed and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated, which could reduce the amount of revenue we receive for such product.

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

        If we do not prevail in litigation or if other parties have filed, or in the future should file, patent applications covering products and technologies that we have developed or intend to develop, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties or grant a cross-license to some of our patents to another patent holder. Additionally, we may have to change the formulation of a product candidate so that we do not infringe third- party patents. Such reformulation may be impossible to achieve or which may require substantial time and expense. If we are unable to cost-effectively redesign our products so they do not infringe a patent, we may be unable to sell some of our products. Any of these occurrences will result in lost revenues and profits for us.

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

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders for a vote during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

        The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2003 to December 31, 2008, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2003. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ArQule, Inc.	100.00	118.65	125.41	121.31	118.85	86.48
NASDAQ Market (U.S. Companies) Index	100.00	108.84	111.16	122.11	132.42	63.80
NASDAQ Biotechnology Index	100.00	106.13	109.14	110.25	115.30	100.75

        ArQule's common stock is traded on the NASDAQ Global Market under the symbol "ARQL".

        The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule's common stock:

	HIGH	LOW
2007
First Quarter	$7.72	$5.78
Second Quarter	10.59	6.85
Third Quarter	8.25	5.47
Fourth Quarter	8.34	5.60
2008
First Quarter	$6.09	$3.53
Second Quarter	4.55	3.25
Third Quarter	4.06	2.30
Fourth Quarter	4.70	1.75
2009
First Quarter (through February 20, 2009)	$4.91	$3.40

        As of February 20, 2009, there were approximately 104 holders of record and approximately 6,616 beneficial shareholders of our common stock.

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

        All current year and comparative prior period amounts have been restated to reflect our discontinued chemistry services operations. See Note 3 to our Consolidated Financial Statements for further information concerning discontinued operations.

        This data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2008*	2007*	2006*	2005	2004
STATEMENT OF OPERATIONS DATA:
Revenue:
Research and development revenue(a)(b)(c)(d)	$14,141	$9,165	$6,626	$6,628	$5,012
Costs and expenses:
Research and development	49,629	53,727	47,428	24,646	20,181
General and administrative	16,918	15,069	11,560	8,688	8,982
Restructuring charges/(credits)(e)	—	—	—	—	(983)

Total costs and expenses	66,547	68,796	58,988	33,334	28,180

Loss from continuing operations	(52,406)	(59,631)	(52,362)	(26,706)	(23,168)
Interest income	3,342	6,259	5,139	3,700	1,271
Interest expense	(472)	—	—	(369)	(185)
Other income (expense)(f)	(1,328)	—	—	—
Loss on investment(g)	—	—	—	(250)	—

Net loss from continuing operations	(50,864)	(53,372)	(47,223)	(23,625)	(22,082)
Income from discontinued operations(h)	—	—	15,783	16,105	17,161

Net loss(i)	$(50,864)	$(53,372)	$(31,440)	$(7,520)	$(4,921)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.16)	$(1.33)	$(1.33)	$(0.68)	$(0.77)
Income from discontinued operations(h)	—	—	0.45	0.46	0.60

	$(1.16)	$(1.33)	$(0.88)	$(0.22)	$(0.17)

Weighted average common shares outstanding—basic and diluted	43,870	40,040	35,539	34,619	28,819

*
As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, as of January 1, 2006, all share-based payments have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Stock-based compensation expense related to SFAS 123(R) was approximately $5.7 million, $5.0 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

	DECEMBER 31,
	2008	2007	2006	2005	2004
Cash, cash equivalents and marketable securities short-term(j)(k)	$141,890	$135,082	$95,832	$140,643	$71,365
Marketable securities long-term	64,219	—	—	—	—

	$206,109	$135,082	$95,832	$140,643	$71,365
Working capital	59,680	111,797	80,557	105,646	54,782
Notes payable	47,750	—	—	—	—
Total assets(l)	214,212	142,210	104,820	156,684	120,218
Long-term debt	—	—	—	—	17
Total stockholders' equity(j)(k)	43,467	88,041	79,954	105,458	82,452

(a)
In April 2004, ArQule entered into an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. Roche provided immediate research funding of $15 million, and provided financial support for ongoing research and development through the first quarter of 2008.

(b)
In April 2007, ArQule entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia. The agreement includes upfront licensing fees of $30 million, which were received in 2007. In addition the agreement provides for potential development milestones of $93 million, sales milestones and royalty payments upon commercialization.

(c)
In November 2008, ArQule and Daiichi Sankyo entered into a research collaboration, exclusive license and co-commercialization agreement for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement includes upfront licensing fees of $15 million, which were received in 2008, payments for research support for the first and second years of the collaboration, and licensing fees for compounds discovered as a result of this research. ArQule will also receive milestone payments related to clinical development, regulatory review and sales and royalty payments on net sales of compounds from the collaboration.

(d)
In December 2008, ArQule entered into an exclusive license agreement with Daiichi Sankyo to develop and commercialize ARQ 197 in U.S., Europe, South America and the rest of the world, excluding Japan and parts of Asia. The agreement includes upfront licensing fees of $60 million, which were received in 2008. In addition the agreement provides for potential development milestones of $560 million, sales milestones and royalty payments upon commercialization.

(e)
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

(f)
In the fourth quarter of 2008, we agreed to participate in a settlement agreement with UBS AG whereby we received a Put Option to repurchase $62.4 million of our auction rate securities at par value at any time during the period from June 30, 2010 through July 2, 2012. We accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value of the Put Option of $6.7 million was recorded in 2008 as a credit to other income (expense) in the statement of operations. Simultaneously, the Company, pursuant to SFAS No. 115,

  Accounting for Certain Investments in Debt and Equity Securities, transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. This resulted in an other-than-temporary impairment of $8.0 million in 2008 which was recorded in other income (expense) in the statement of operations.

(g)
In the second quarter of 2005, we recorded a non-cash loss of $0.25 million to write-off the carrying value of an investment in a privately-held proteomic company.

(h)
In the fourth quarter of 2006, we completed our exit from our chemistry services operations and disposed of the related assets. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the results of the chemistry services operations as discontinued operations in 2006, since the related cash flows of our chemistry services operations were eliminated from our ongoing operations and we do not have any significant continuing involvement in the operations of the component or the assets that were disposed.

(i)
Net loss for 2004 includes a $0.6 million fourth quarter adjustment for a loss on the sublease of our Medford facility. See Note 15, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

(j)
In January 2005, we completed a stock offering in which we sold 5.79 million shares of common stock at a price of $5.25 for net proceeds of $28.3 million after commissions and offering expenses.

(k)
In June 2007, we completed a stock offering in which we sold 7.0 million shares of common stock at a price of $7.75 for net proceeds of $50.5 million after commissions and offering expenses. In July 2007, we sold an additional 0.5 million shares of common stock upon exercise of a portion of the underwriters over-allotment option at a price of $7.75 for net proceeds of $3.6 million after offering expenses.

(l)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

        We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 and engaged in the research and development of innovative cancer therapeutics directed toward molecular targets that we believe play critical roles in the development of human cancers. Our mission is to discover and develop novel products that target multiple tumor types, act selectively against cancer cells and are well tolerated by patients. We believe our clinical stage products represent potential best-in-class or first-in-class small molecule candidates with differentiated mechanisms of action.

        Our products and research programs are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties and designed to act with specificity against cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. We believe that our combined expertise in cancer biology and chemistry differentiates us from many companies at a similar stage of evolution.

        Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a Phase 2 clinical development program that includes trials in Microphthalmia Transcription Factor ("MiT")-associated tumors, non-small cell lung cancer ("NSCLC"), pancreatic adenocarcinoma and hepatocellular carcinoma ("HCC"). We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin"). Our separate agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to payments that we have already received.

        Our product pipeline offers the potential for multiple therapeutic candidates based on diverse biological targets, mechanisms of action and chemistry. The most advanced of these programs is focused on the development of inhibitors of the Eg5 kinesin spindle protein, which include ARQ 621, for which we have filed an Investigational New Drug Application ("IND"). We have completed certain Phase 2 proof-of-principle trials with ARQ 501, a first-generation, intravenously administered novel activator of the cell's DNA damage response mechanism mediated by the E2F-1 transcription factor, and we have filed an IND for ARQ 761, a second-generation E2F-1 activator. We are in pre-clinical development with an inhibitor of the BRAF kinase.

        Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform ("AKIP™"), which we employ to generate a new class of compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate ("ATP"), an energy source for cells. We are currently assessing the potential of multiple kinases in oncology and other therapeutic areas as targets for this drug discovery platform, and we are seeking to generate and validate compounds that inhibit these kinase targets. We have signed a drug discovery agreement with Daiichi Sankyo that leverages the capabilities of the AKIP platform to discover compounds that inhibit two such kinase targets in the field of oncology.

        All of our drug discovery efforts, including our kinase platform, are supported by the expertise we have derived from our heritage as a combinatorial chemistry company. This expertise, which has been validated through collaborations with Pfizer, Wyeth, Solvay and other corporate partners, is married to state-of-the-art biology to create a discovery engine marked by speed, efficiency and flexibility.

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

        We considered the chemistry services asset group to be a "component of an entity," as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), since it comprised operations and cash flows that were clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Company's operations. Pursuant to SFAS 144, we reported the results of the chemistry services component as discontinued operations in the year ended December 31, 2006, since their related cash flows were eliminated from our ongoing operations and we did not have any significant continuing involvement in the operations of the component or the assets that were disposed.

        We have incurred a cumulative net loss of $332 million from inception through December 31, 2008. We expect research and development costs to increase in 2009, due to clinical testing of our lead product candidates. Although we have generated positive cash flow from operations for six consecutive years from 2000-2005, these cash flows were attributable to our discontinued chemistry services operations. We recorded a net loss for all but one of those years. We recorded a net loss for 2006, 2007 and 2008, and expect a net loss for 2009.

        Our revenue consists primarily of development funding from our alliances with Roche, Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably: the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials. On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche's rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement.

        On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the market launch of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008 and an additional $560 million in potential development and sales milestone payments. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the year ended December 31, 2008, $0.4 million was recognized as revenue. At December 31, 2008, $59.6 million remains in deferred revenue.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice if prior to phase 3 clinical trials or 180 days notice if on or after the beginning of phase 3 clinical trials by Daiichi, the agreement shall continue until the later of (i) such time as Daiichi is no longer developing at least one licensed product or (ii) if Daiichi has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration, $3.6 million of which we received in December 2008, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the year ended December 31, 2008, $0.7 million was recognized as revenue. At December 31, 2008, $17.9 million remains in deferred revenue.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Daiichi, the agreement terminates on the later of (i) the expiration of the research collaboration period, or (ii) various periods specified in the agreement for development and commercialization of products. If Daiichi has commercialized a licensed product or products, the agreement will continue in force until such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

        In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2008, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Kyowa Hakko Kirin, the agreement terminates on the date that the last royalty term expires in all countries in the territory. The royalty term ends as of the later of (i) the expiration of the last pending patent application or expiration of the patent in the country covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial launch in such country of such license product.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the year ended December 31, 2008, $4.0 million was recognized as revenue. At December 31, 2008 $27.7 million remains in deferred revenue.

        On April 2, 2004, we announced an alliance with Hoffmann-La Roche ("Roche") to discover and develop drug candidates targeting the E2F biological pathway, including ARQ 501, and ARQ 171. Under the terms of the agreement, Roche obtained an option to license drugs resulting from our E2F program in the field of cancer therapy and provided immediate research funding of $15 million and financial support for ongoing research and development. Roche had an option to license from us worldwide rights for the development and commercialization of all products resulting from the E2F-1 program in the field of cancer therapy based on our delivery of a clinical data package from certain trials with ARQ 501, as well as a recommended Phase 2 dose for a second-generation E2F-1 compound.

        On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche's rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement. On January 30, 2009, the Company notified Roche that, in accordance with the terms of the agreement, it had exercised its right to terminate the agreement. As a result, all rights and licenses granted by the Company to Roche under the agreement will also be terminated.

        Under this agreement we received approximately $33 million in research and development support from Roche, all of which has been recognized as revenue through December 31, 2008. In the year ended December 31, 2008, we recognized revenue from Roche of approximately $8.2 million, including $1.6 million of deferred revenue upon the termination of the Roche alliance agreement in 2008. Revenue of approximately $6.6 million was recognized in each of the years ended December 31, 2007 and 2006. No further revenues will be recognized under the collaboration with Roche.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,			% increase (decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
	(in millions)
Cash, cash equivalents and marketable Securities short-term	$141.9	$135.1	$95.8	5.0%	41%
Marketable securities long-term	64.2	—	—	—	—
Notes payable	47.8	—	—	—	—
Working capital	59.7	111.8	80.6	(47)%	39%
	2008	2007	2006
	(in millions)
Cash flow from:
Operating activities	$27.5	$(16.0)	$(47.8)
Investing activities	55.3	(35.8)	47.3
Financing activities	48.3	56.3	2.0

        Cash flow from operating activities.    Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. In 2008, our net source of cash was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash inflow of $27.5 million.

        Cash flow from investing activities.    Our net cash provided by investing activities of $55.3 million in 2008 was comprised of net sales of marketable securities of $58.7 million, partially offset by acquisitions of fixed assets of $3.5 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company's constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

        Our cash equivalents and marketable securities include US Treasury bill funds, money market funds and US federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

        Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

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

        Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the "Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. As a result, $6.7 million was recorded to other income which represents the fair value of the Put Option during the year ended December 31, 2008. Simultaneously, the Company, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. As a result of our intention to exercise the Put Option, we no longer demonstrate the ability and intent to hold our auction rate securities and recorded an other- than temporary -impairment totaling $8.0 million which was recorded in other income (expense) in the statement of operations in the year ended December 31, 2008.

        ArQule's marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the year ended December 31, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007. ArQule's marketable securities portfolio as of December 31, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility currently bear interest at LIBOR plus 100 basis points and interest will be payable monthly. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. In July 2008, we drew down $46.1 million under the Facility. The funds will be available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital.

        In accordance with the Offering by UBS, the $46.1 million borrowed under the Facility remains payable on demand; however, if UBS Bank USA should exercise its right to demand repayment of any portion of the Company's indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility. If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company's pledged auction rate securities at par.

        We believe these terms represent a positive step toward the resolution of the illiquidity of our auction rate securities investments. Given these terms, and taking into account the financial impact of our two agreements with Daiichi Sankyo, including a cumulative $75 million in cash and upfront payments and certain anticipated milestone and cost-sharing provisions, we expect that our available cash and cash equivalents, including cash received under our auction rate security credit line agreement (as described above), together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements through at least the end of 2011.

        Cash flow from financing activities.    Our net cash provided by financing activities of $48.3 million in the year ended December 31, 2008 was primarily from the $46.1 million we borrowed under our collateralized, revolving credit line agreement (as described above) and the $1.7 million we borrowed under a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities.

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

        Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

        Our contractual obligations were comprised of the following as of December 31, 2008 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$47,750	$47,750	$—	$—	$—
Operating lease obligations	21,881	3,982	6,999	6,646	4,254
Purchase obligations	8,955	8,955	—	—	—

Total	$78,586	$60,687	$6,999	$6,646	$4,254

        Included in the total minimum payments for operating leases is approximately $715 related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company's restructuring charge in 2002 and subsequently adjusted in 2003 and 2004. Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company's research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $46.1 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

DISCONTINUED OPERATIONS

        On September 27, 2005, we announced our intention to exit our chemistry services operations. We received notice on December 2, 2005 that Pfizer had elected to terminate our Collaboration Agreement ("the Agreement"), pursuant to its terms, effective May 22, 2006. The Agreement provided for six months prior written notice by either party to the other for termination without cause and, in the event of termination by Pfizer, certain payments to us. In accordance with these provisions, we received approximately $19.8 million in December 2005 in connection with the termination. This amount was recorded as deferred revenue and was recognized as revenue when compounds were delivered through the termination date. We have fulfilled our compound production obligations under the Agreement, recognized the remaining deferred revenue, and ceased chemistry services operations in 2006.

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

        The following table presents operating results for the discontinued chemical services operations in 2006 (in thousands):

2006
Revenue	$26,718
Costs and expenses:
Cost of revenue	8,375
Restructuring charge	2,498

Total costs and expenses.	10,873
Loss from disposition of assets.	(62)

Income from discontinued operations.	$15,783

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

        Compound development revenue was derived from the following contractual elements in 2006 (in thousands):

2006
Non-refundable technology transfer payments	$5
Payments based on delivery of specialized compounds	25,963
Milestone payments	750

Total compound development revenue	$26,718

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

Research and Development Revenue

        The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21").

        Research and development revenue is generated primarily through collaborative research and development agreements. The terms of the agreements may include nonrefundable upfront payments,

funding for research and development, milestone payments and royalties on any product sales derived from collaborations.

        Research and development payments from our collaborators are recognized as research and development revenue using the contingency adjusted performance model. Under this model, when payments are earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the development period under the agreement. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated development period under the agreement. This estimated development period may ultimately be shorter or longer depending upon the outcome of the development work, resulting in accelerated or deferred recognition of the development revenue. Royalty payments will be recognized as revenue when earned. The costs associated with satisfying research and development contracts are included in research and development expense as incurred.

Restructuring Charges/Credits

        Accruals for abandoned facilities under lease require significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligations. In the third quarter of 2004, we entered into a sublease for the Company's abandoned facility in Redwood City, California. The term of the sublease extends through 2010, the remaining term of the Company's primary lease. As a result of signing the sublease, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the subleasee's ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the subleasee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $1.1 million.

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

Sale Leaseback Accounting

        On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment of $39.3 million, net of commissions and closing costs. Simultaneously with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3.4 million. We also have options to extend the lease term for up to an additional ten years. In accordance with SFAS No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we reduced our net fixed assets by $33.7 million, representing the net book value of the assets sold on the date of the lease amendment, and realized a gain on the sale of $5.5 million, which has been deferred and will be amortized over the initial ten year lease term as a reduction in rent expense.

RESULTS OF OPERATIONS

        The following results of operations for the years ended December 31, 2008, 2007 and 2006 exclude the effect of discontinued operations:

Revenue

				% increase (decrease)
	2008	2007	2006	2008 to 2007	2006 to 2007
	(in millions)
Research and development revenue	$14.1	$9.2	$6.6	54%	38%

        2008 as compared to 2007:    Research and development revenue is comprised of revenue from the Kyowa Hakko Kirin exclusive license agreement, the Daiichi development and research collaborations agreements entered into in 2008, and the Roche alliance agreement. Following the termination of the Roche alliance agreement in 2008, $1.6 million of deferred revenue was recognized in 2008, in addition to the $6.6 million recurring annual amount. No further revenues will be recognized under the collaboration with Roche.

        2007 as compared to 2006:    Research and development revenue is comprised of revenue from the Roche alliance agreement and from the Kyowa Hakko Kirin exclusive license agreement entered into in 2007.

Research and development

				% increase (decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
	(in millions)
Research and development	$49.6	$53.7	$47.4	(8)%	13%

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

        We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis, or the cost to support our alliance agreement with Roche. The expenses incurred by us to third-parties for preclinical and clinical trials in 2008 and since inception of each program were as follows (in millions):

Oncology program	Current status	2008	Program-to-date
E2F modulation—ARQ 501	Phase 2	$2.3	$29.7
E2F modulation—ARQ 171	Phase 1	—	5.2
cMet inhibition—ARQ 197	Phase 2	15.0	34.2

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

        We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 - 2 years
Phase 2	2 - 3 years
Phase 3	2 - 4 years

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

        Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Daiichi and Kyowa Hakko Kirin. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

        2008 as compared to 2007:    The $4.1 million decrease in research and development expense in 2008 is primarily due to (i) a decrease of $7.4 million in outsourced costs related to the phase 1 and 2 clinical programs with ARQ 501 and ARQ 171, (ii) a decrease of $4.5 million in connection with the Company's sponsored research agreement with Boston Biomedical Institute ("BBI") that was completed in 2008, (iii) a $1.4 million increase in outsourced costs related to the phase 1 and 2 clinical programs for ARQ 197 (iv) an increase of $2.8 million in other outsourced preclinical and product development costs, and (v) $3.7 million in additional personnel costs, including $0.5 million incurred in conjunction with the separation agreement of our prior chief medical officer. At December 31, 2008, we had 77 employees dedicated to our research and development program, down from 78 employees at December 31, 2007.

        2007 as compared to 2006:    The $6.3 million increase in research and development expense in 2007 is primarily due to (i) a $10.9 million increase in outsourced costs related to the phase 1 and 2 clinical programs for ARQ 197, (ii) an increase of $4.7 million in connection with the Company's sponsored research agreement with BBI, and (iii) a decrease of $7.5 million in outsourced costs related to the phase 1 and 2 clinical programs with ARQ 501. At December 31, 2007, we had 78 employees dedicated to our research and development program, down from 93 employees at December 31, 2006.

General and administrative

				% increase (decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
	(in millions)
General and administrative	$16.9	$15.1	$11.6	12%	30%

        2008 compared to 2007:    General and administrative expense increased $1.8 million in 2008 primarily due to increased stock-based compensation expense resulting from senior management transitions. General and administrative headcount was 30 at December 31, 2008, compared to 32 at December 31, 2007.

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

        Activities against the restructuring accrual in 2007 and 2008 were as follows (in thousands):

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of December 31, 2007
Facility-related	$2,044	$—	$(678)	$1,366

Total restructuring accrual	$2,044	$—	$(678)	$1,366

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of December 31, 2008
Facility-related	$1,366	$—	$(628)	$738

Total restructuring accrual	$1,366	$—	$(628)	$738

Interest income, interest expense and other income (expense)

				% increase (decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
	(in millions)
Interest income	$3.3	$6.3	$5.1	(47)%	22%
Interest expense	(0.5)	—	—	—	—
Other income (expense)	(1.3)	—	—	—	—

        Interest income is comprised primarily of interest income derived from our portfolio of cash and investments. Interest income decreased in 2008 due to lower interest rates earned on our portfolio. Interest expense in 2008 was incurred on our notes payable. Other income (expense) in 2008 includes an other-than-temporary impairment of our auction rate securities of $8.0 million, partially offset by a $6.7 million gain upon recognition of the fair value of our auction rate security Put Option received from our 2008 settlement agreement with UBS.

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of Financial Accounting Standards Board ("FASB") Statement No. 157, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. The adoption of this standard will not have a material impact on our financial statements or results of operations.

        On December 4, 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. There was no significant impact to the Company's Consolidated Financial Statements from the adoption of SFAS 141(R),

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Our cash and marketable securities include US Treasury bill funds, money market funds, and U.S. federal and state agency backed certificates, including auction rate securities that have strong credit ratings.

        Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

        Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

        Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the "Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting UBS's offer, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. As a result, $6.7 million was recorded in other income (expense) which represents the fair value of the Put Option during the year ended December 31, 2008. Simultaneously, the Company pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. As a result of our intention to exercise the Put Option, we no longer demonstrate the ability and intent to hold our auction rate securities and recorded an other-than-temporary impairment totaling $8.0 million which was recorded as other expense in the year ended December 31, 2008.

        ArQule's marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the year ended December 31, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007. ArQule's marketable securities portfolio as of December 31, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). In July 2008, we drew down $46.1 million under the Facility.

        In accordance with the offering by UBS, the Facility remains payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company's indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility. If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company's pledged auction rate securities at par.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArQule, Inc.

        In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 6, 2009

ARQULE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$141,890	$10,835
Marketable securities	—	124,247
Prepaid expenses and other current assets	772	1,426

Total current assets	142,662	136,508
Marketable securities-long term	64,219	—
Property and equipment, net	5,620	3,911
Other assets	1,711	1,791

Total assets	$214,212	$142,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,260	$14,162
Notes payable	47,750	—
Current portion of deferred revenue	20,420	9,997
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	82,982	24,711
Restructuring accrual, net of current portion	78	738
Deferred revenue, net of current portion	84,693	25,176
Deferred gain on sale leaseback, net of current portion	2,992	3,544

Total liabilities	170,745	54,169
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,153,237 and 43,761,113 shares issued and outstanding at December 31, 2008 and 2007, respectively	442	438
Additional paid-in capital	375,478	369,196
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(332,453)	(281,589)

Total stockholders' equity	43,467	88,041

Total liabilities and stockholders' equity	$214,212	$142,210

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$14,141	$9,165	$6,626
Costs and expenses:
Research and development	49,629	53,727	47,428
General and administrative	16,918	15,069	11,560

	66,547	68,796	58,988

Loss from continuing operations	(52,406)	(59,631)	(52,362)
Interest income	3,342	6,259	5,139
Interest expense	(472)	—	—
Other income (expense)	(1,328)	—	—

Net loss from continuing operations	(50,864)	(53,372)	(47,223)
Income from discontinued operations	—	—	15,783

Net loss	$(50,864)	$(53,372)	$(31,440)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.16)	$(1.33)	$(1.33)
Income from discontinued operations	—	—	0.45

Net loss per share	$(1.16)	$(1.33)	$(0.88)

Weighted average common shares outstanding-basic and diluted	43,870	40,040	35,539

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK
				ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL		ACCUMULATED DEFICIT	STOCKHOLDERS' EQUITY	TOTAL COMPREHENSIVE LOSS
Balance at December 31, 2005	35,297,932	$353	$302,730	$(848)	$(196,777)	$105,458
Stock option exercises and issuance of stock	382,557	4	1,538			1,542
Employee stock purchase plan	131,220	1	479			480
Stock based compensation expense			3,218			3,218
Change in unrealized loss on marketable securities				696		696	$696
Net loss					(31,440)	(31,440)	(31,440)

Balance at December 31, 2006	35,811,709	358	307,965	(152)	(228,217)	79,954
2006 Comprehensive loss							$(30,744)

Stock option exercises and issuance of stock	351,621	4	1,757			1,761
Employee stock purchase plan	95,783	1	474			475
Stock based compensation expense			4,971			4,971
Issuance of common stock from stock offering, net	7,502,000	75	54,029			54,104
Change in unrealized loss on marketable securities				148		148	$148
Net loss					(53,372)	(53,372)	(53,372)

Balance at December 31, 2007	43,761,113	438	369,196	(4)	(281,589)	88,041
2007 Comprehensive loss							$(53,224)

Stock option exercises and issuance of stock	246,931	2	180			182
Employee stock purchase plan	145,193	2	394			396
Stock based compensation expense			5,708			5,708
Change in unrealized loss on marketable securities				4		4	$4
Net loss					(50,864)	(50,864)	(50,864)

Balance at December 31, 2008	44,153,237	$442	$375,478	$—	$(332,453)	$43,467

2008 Comprehensive loss							$(50,860)

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(50,864)	$(53,372)	$(31,440)
Income from discontinued operations	—	—	(15,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,702	1,714	2,254
Amortization of premium/discount on marketable securities	20	26	179
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation.	5,708	4,971	3,218
Gain on auction rate security rights	(6,684)	—	—
Other than temporary impairment on auction rate securities	8,012	—	—
Loss on disposal of fixed assets.	14	160	4
Changes in operating assets and liabilities:
Accounts receivable	—	—	6
Prepaid expenses and other current assets	654	736	(906)
Other assets	80	486	(442)
Accounts payable and accrued expenses	98	3,886	4,961
Restructuring accrual, net of current portion.	(660)	(628)	(681)
Deferred revenue	69,940	26,597	(1,610)
Net cash used in operating activities from discontinued operations.	—	—	(7,046)

Net cash provided by (used in) operating activities	27,468	(15,976)	(47,838)

Cash flows from investing activities:
Purchases of marketable securities	(8,789)	(181,555)	(85,570)
Proceeds from sale or maturity of marketable securities	67,473	147,020	132,335
Additions to property and equipment	(3,519)	(1,236)	(814)
Proceeds from disposal of property and equipment	94	—	—
Net cash provided by investing activities from discontinued operations	—	—	1,302

Net cash provided by (used in) investing activities	55,259	(35,771)	47,253

Cash flows from financing activities:
Proceeds from notes payable	47,750	—	—
Proceeds from registered direct stock offering, net	—	54,104	—
Proceeds from issuance of common stock	578	2,236	2,022

Net cash provided by financing activities	48,328	56,340	2,022

Net increase in cash and cash equivalents.	131,055	4,593	1,437
Cash and cash equivalents, beginning of period	10,835	6,242	4,805

Cash and cash equivalents, end of period	$141,890	$10,835	$6,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        During 2008, the Company paid interest on debt of $472 and in 2007 and 2006 paid no interest.

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS

        We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 and engaged in the research and development of innovative cancer therapeutics directed toward molecular targets that we believe play critical roles in the development of human cancers. Our mission is to discover and develop novel products that target multiple tumor types, act selectively against cancer cells and are well tolerated by patients.

        Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a Phase 2 clinical development program. We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin.

        Our product pipeline offers the potential for multiple therapeutic candidates based on diverse biological targets, mechanisms of action and chemistry. The most advanced of these programs is focused on the development of inhibitors of the Eg5 kinesin spindle protein, which include ARQ 621, for which we have filed an Investigational New Drug Application ("IND").

        Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform ("AKIP™"), which we are leveraging to generate a new class of compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate ("ATP"), an energy source for cells. We have maintained the know-how associated with our combinatorial chemistry expertise, developed and validated in the course of our previous chemistry services collaborations with companies in the pharmaceutical and biotechnology industries, and combined it with our biology expertise.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents and Marketable Securities

        We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in money market mutual funds, U.S. federal and state agency backed certificates, including auction rate certificates, corporate bonds and other investment grade debt securities that have strong credit ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. The Company classifies its investments as either current or long-term based upon the investments' contractual maturities and the Company's ability and intent to convert such instruments to cash within one year.

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

Fair Value of Financial Instruments

        At December 31, 2008 our financial instruments consist of cash, cash equivalents, accounts payable, accrued expenses and notes payable. The carry amount of these financial instruments approximate their fair values. At December 31, 2008, our financial instruments also included marketable securities and an auction rate security Put Option which are reported at fair value. At December 31, 2007 our financial instruments consist of cash, cash equivalents, marketable securities, accounts payable and accrued expenses. The carry amount of these financial instruments approximate their fair values.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition—Research and Development Revenue

        The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21").

        Research and development revenue is generated primarily through collaborative research and development agreements. The terms of the agreements may include nonrefundable upfront payments, funding for research and development, milestone payments and royalties on any product sales derived from collaborations.

        Research and development payments from our collaborators are recognized as research and development revenue using the contingency adjusted performance model. Under this model, when payments are earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the development period under the agreement. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated development period under the agreement. This estimated development period may ultimately be shorter or longer depending upon the outcome of the development work, resulting in accelerated or deferred recognition of the development revenue. Royalty payments will be recognized as revenue when earned. The costs associated with satisfying research and development contracts are included in research and development expense as incurred.

Research and Development Costs

        Costs of internal research and development, which are expensed as incurred, are comprised of the following types of costs incurred in performing research and development activities and those incurred in connection with research and development revenue: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We incurred research and development expenses of $49,629 $53,727, and $47,428, in 2008, 2007, and 2006, respectively.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring Charges/Credits

        The Company accounts for restructuring charges/credits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accruals are established for one-time employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination that meets the following criteria and has been communicated to employees: (i) specifically identifies the number, location and job level of employees to be terminated, (ii) specifies the benefits terminated employees are to receive, and (iii) assures that employees will be terminated within sixty days. Accruals are established for property and equipment and facility-related costs for facilities that have been abandoned and which have no future economic benefit to the Company at the time the Company ceases to occupy the facility.

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

Earnings (Loss) Per Share

        The computations of basic and diluted earnings (loss) per common share from continuing and discontinued operations are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 5,600,583, 4,477,862 and 3,872,946 shares of common stock were not included in the 2008,

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007 and 2006 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

Stock-Based Compensation

        Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) ("SFAS 123(R)"), Share- Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).

        The following table presents stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 included in our Consolidated Statements of Operations (in thousands):

	2008	2007	2006
Research and development	$1,615	$2,118	$1,556
General and administrative	4,093	2,853	1,325
Discontinued operations	—	—	337

Total compensation expense	$5,708	$4,971	$3,218

        In the years ended December 31, 2008, 2007 and 2006, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge reduced basic and diluted net loss in the years ended December 31, 2008, 2007 and 2006 by $0.13, $0.12 and $0.09 per share, respectively.

        We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option's expected term, risk-free interest rate over the option's expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the year ended December 31, 2008, 2007 and 2006.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2008, 2007and 2006 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility factor(2)	53 - 60%	55 - 62%	63 - 90%
Risk free interest(3)	1.6 - 3.2%	3.3 - 4.9%	4.3 - 4.9%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.6 - 6.2 years	4.0 - 5.9 years	3.9 - 4.9 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

    (1)
    We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

    (2)
    Measured using an average of historical daily price changes of our stock. The weighted average expected volatility in 2008, 2007 and 2006 was approximately 55%, 61% and 90%, respectively.

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

Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Our other comprehensive income was $4, $148 and $696 in 2008, 2007 and 2006 respectively, composed of unrealized gains and losses on marketable securities.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. The adoption of this standard will not have a material impact on our financial statements or results of operations.

        On December 4, 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. There was no significant impact to the Company's Consolidated Financial Statements from the adoption of SFAS 141(R),

3. DISCONTINUED OPERATIONS

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

        We considered the chemistry services asset group to be a "component of an entity" as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), since it comprised operations and cash flows that were clearly distinguished, operationally and for financial

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. DISCONTINUED OPERATIONS (Continued)

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

        The following table presents operating results for the discontinued chemical services operations in 2006:

2006
Revenue	$26,718
Costs and expenses:
Cost of revenue	8,375
Restructuring charge	2,498

Total costs and expenses	10,873
Loss from disposition of assets	(62)

Income from discontinued operations	$15,783

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

        Pfizer notified us in December 2005 that, in accordance with the provisions of the Collaborative Agreement ("Agreement") with ArQule, it was terminating their collaboration with us effective May 22, 2006. In accordance with the terms of the Agreement we received $19.8 million in December 2005 in connection with the termination. We were required to perform under the terms of the contract during the period from Pfizer's termination notification to us through the effective termination date of the contract, and we recognized revenue based on the total number of compounds delivered to Pfizer during that time.

        Compound development revenue was derived from the following contractual elements in 2006:

2006
Non-refundable technology transfer payments	$5
Funding of compound development	—
Payments based on delivery of specialized compounds	25,963
Milestone payments	750

Total compound development revenue	$26,718

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. DISCONTINUED OPERATIONS (Continued)

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

4. RELATED PARTIES

        In January 2007, we entered into a $5.0 million, sponsored research agreement with the newly established Boston Biomedical, Inc. ("BBI"), an independent corporation led by our former chief scientific officer. BBI conducts scientific research under the agreement that includes a number of in vivo and in vitro studies, reports and publications related to mechanisms of action and biomarkers for our lead products, which are in human clinical trials. As of December 31, 2008, our responsibilities under this agreement have been fulfilled, and no further payments are due to BBI from us. See Note 17 to the consolidated financial statements for further terms of the agreement.

5. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Co., Ltd. Kinase Inhibitor Discovery Agreement

        On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies.

        The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first and second years of the collaboration, $3.6 million of which we received in December 2008, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Daiichi, the agreement terminates on the later of (i) the expiration of the research collaboration period, or (ii) various periods specified in the agreement for development and commercialization of products. If Daiichi has commercialized a licensed product or products, the agreement will continue in force until such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the year ended December 31, 2008,

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. COLLABORATIONS AND ALLIANCES (Continued)

$0.7 million was recognized as revenue. At December 31, 2008, $17.9 million remains in deferred revenue.

Daiichi Sankyo Co., Ltd. ARQ 197 Agreement

        On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the market launch of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization.

        The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008 and an additional $560 million in potential development and sales milestone payments. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice if prior to phase 3 clinical trials or 180 days notice if on or after the beginning of phase 3 clinical trials by Daiichi, the agreement shall continue until the later of (i) such time as Daiichi is no longer developing at least one licensed product or (ii) if Daiichi has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the year ended December 31, 2008, $0.4 million was recognized as revenue. At December 31, 2008, $59.6 million remains in deferred revenue.

Kyowa Hakko Kirin Co., Ltd. Licensing Agreement

        On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007 and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid -teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. COLLABORATIONS AND ALLIANCES (Continued)

the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

        In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2008, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

        The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Kyowa Hakko Kirin, the agreement terminates on the date that the last royalty term expires in all countries in the territory. The royalty term ends as of the later of (i) the expiration of the last pending patent application or expiration of the patent in the country covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial launch in such country of such license product.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the year ended December 31, 2008, $4.0 million was recognized as revenue. At December 31, 2008 $27.7 million remains in deferred revenue.

Roche Research and Development Alliance

        On April 2, 2004, we announced an alliance with Hoffmann-La Roche ("Roche") to discover and develop drug candidates targeting the E2F biological pathway, including ARQ 501, and ARQ 171.Under the terms of the agreement, Roche obtained an option to license drugs resulting from our E2F program in the field of cancer therapy and provided immediate research funding of $15 million and financial support for ongoing research and development.

        Roche had an option to license from us worldwide rights for the development and commercialization of all products resulting from the E2F-1 program in the field of cancer therapy based on our delivery of a clinical data package from certain trials with ARQ 501, as well as a recommended Phase 2 dose for a second-generation E2F-1 compound.

        On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche's rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement. On January 30, 2009, the Company notified Roche that, in accordance with the terms of the agreement, it had exercised its right to terminate the agreement. As a result, all rights and licenses granted by the Company to Roche under the agreement will also be terminated.

        Under this agreement we received approximately $33 million in research and development support from Roche, all of which has been recognized as revenue through December 31, 2008. In the year ended December 31, 2008, we recognized revenue from Roche of approximately $8.2 million, including $1.6 million of deferred revenue upon the termination of the Roche alliance agreement in 2008. Revenue of approximately $6.6 million was recognized in each of the years ended December 31, 2007and 2006. No further revenues will be recognized under the collaboration with Roche.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. COLLABORATIONS AND ALLIANCES (Continued)

Chemistry-Based Collaborations (Discontinued Operations)

        In the past, we have entered into chemistry-based collaborations with a number of companies, including Pfizer, Bayer AG, GlaxoSmithKline plc, Sankyo Company, Ltd., Wyeth Pharmaceuticals, Solvay, Johnson & Johnson, and the Novartis Institute for BioMedical Research, Inc., an affiliate of Novartis AG. These collaborations have generally involved the production of chemical compounds and compound screening. We have fulfilled our obligations under these collaborations. Some of these collaborations contain trailing obligations of our collaborators to make, under specified circumstances, development milestone and royalty payments to us in the event products developed under these collaborations are commercialized. There can be no assurance that ArQule will receive any payments under these collaborations.

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

        We account for our marketable securities in accordance with SFAS No. 115. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we generally intend to convert them into cash as necessary to meet our liquidity requirements.

        Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value as well as other factors relevant to the specific securities being evaluated such as agency credit ratings and the probability of collecting amounts due based on the contractual terms of the security. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

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

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer ("the Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting UBS's offer, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. As a result, $6.7 million was recorded to other income (expense) which represents the fair value of the Put Option during the year ended December 31, 2008. Simultaneously, the Company, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. As a result of our intention to exercise the Put Option, we no longer demonstrate the ability and intent to hold our auction rate securities and recorded an other- than -temporary -impairment totaling $8.0 million which was recorded as other expense in the year ended December 31, 2008.

        ArQule's marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the year ended December 31, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007. ArQule's marketable securities portfolio as of December 31, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). In July 2008, we drew down $46.1 million under the Facility.

        In accordance with the offering by UBS, the Facility remains payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company's indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility. If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company's pledged auction rate securities at par.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        The Company has no available-for-sale marketable securities at December 31, 2008. The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2007:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Time deposits	$6,169	$—	$(1)	$6,168
Corporate bonds and notes	25,190	14	(17)	25,187
Auction rate securities	92,892	—	—	92,892

Total marketable securities	$124,251	$14	$(18)	$124,247

        The following is a summary of the fair value of trading securities we held at December 31, 2008:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,547	$—	$(8,012)	$57,535
Auction rate put option	—	6,684	—	6,684

Total marketable securities	$65,547	$6,684	$(8,012)	$64,219

        The Company had no trading securities at December 31, 2007.

        The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At December 31, 2008, $62.2 million at par value were rated AAA and $3.1 million at par value were rated AA. In January and February 2009, $7.3 million of auction rate securities at par value were downgraded to A3 and $1.2 million of auction rate securities at par value were downgraded to Baa1 by Moody's Investor Services.

        The Company's marketable securities at December 31, 2008 are classified as trading securities and accordingly any future gains and losses will be recorded as other income (expense) in the statement of operations.

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

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        The adoption of SFAS 157 for our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

        The following table presents information about our assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$139,370	$139,370	$—	$—
Marketable securities—long term	64,219	—	—	64,219

Total	$203,589	$139,370	$—	$64,219

        Our marketable securities-long term consist of auction rate securities and the related Put Option. Due to the lack of market quotes relating to our auction rate securities, the fair value measurements for our auction rate securities have been estimated using an income approach model (discounted cash flow analysis), which is exclusively based on Level 3 inputs. The model considers factors that reflect assumptions market participants would use in pricing including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, liquidity premiums, the probability of successful auctions in the future, and interest rates. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

        Due to the lack of market quotes relating to our Put Option, the fair value measurements for our Put Option have been estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is exclusively based on Level 3 inputs. In this approach the present value of all expected future cash flows are subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs:

Amount ($ in millions)
Balance at December 31, 2007	$92.9
Total other -than-temporary impairment included in other income (expense)	(8.0)
Total gain on auction rate securities put option included in other income (expense)	6.7
Settlements	(27.4)

Balance at December 31, 2008	$64.2

7. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 2008 and 2007:

	USEFUL LIFE ESTIMATED (YEARS)	2008	2007
Machinery and equipment	5	$11,344	$12,971
Leasehold improvements	3 - 10	4,478	2,257
Furniture and fixtures	7	1,175	1,209
Computer equipment	3	3,487	5,729
Construction-in-progress	—	45	124

		20,529	22,290
Less: Accumulated depreciation and amortization		14,909	18,379

		$5,620	$3,911

        On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3,409. We also have options to extend the lease term for up to an additional ten years. In accordance with SFAS No. 98, Accounting for Leases, we are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we reduced our net fixed assets by $33,709, representing the net book value of the assets sold on the date of the lease amendment, and realized a gain on the sale of $5,477, which was deferred and is being amortized over the initial ten year lease term as a reduction in rent expense.

        In December 2006, we completed the sale of the assets, which consisted of commercially available laboratory instrumentation, from our discontinued chemistry service operations. These assets had a net

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. PROPERTY AND EQUIPMENT (Continued)

book value of $1,364 and were sold for $1,302 net of direct costs to sell such assets, resulting in a $62 loss on disposal.

8. OTHER ASSETS

        Other assets include the following at December 31, 2008 and 2007:

	2008	2007
Security deposits	$988	$976
Prepaid rent, net of current portion	672	769
Other long-term prepaid assets	51	46

Total other assets	$1,711	$1,791

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses include the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$495	$548
Accrued payroll	2,671	1,954
Accrued outsourced pre-clinical and clinical fees	8,669	9,307
Accrued professional fees	1,037	496
Accrued restructuring-current portion	660	629
Other accrued expenses	728	1,228

	$14,260	$14,162

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

        Accruals for abandoned facilities under lease require significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligation. As a result of signing the sublease for the California facility, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the sublessee's ability to fulfill its contractual obligation is based on an

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RESTRUCTURING ACTIONS (Continued)

analysis of their financial position and ability to generate future working capital. If the sublessee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $1.1 million.

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

        Activities against the restructuring accrual in 2007 and 2008 were as follows:

	Balance as of December 31, 2006	2007 Provisions	2007 Payments	Balance as of December 31, 2007
Facility-related	$2,044	$—	$(678)	$1,366

Total restructuring accrual	$2,044	$—	$(678)	$1,366

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of December 31, 2008
Facility-related	$1,366	$—	$(628)	$738

Total restructuring accrual	$1,366	$—	$(628)	$738

11. NOTES PAYABLE

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility currently bear interest at LIBOR plus 100 basis points and interest is payable monthly. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. The funds are available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital. In July 2008, we drew down $46.1 million under the Facility and that amount is reported as note payable.

        On November 3, 2008, the Company accepted an offer ("the Offering") by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. NOTES PAYABLE (Continued)

damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        In accordance with the offering by UBS, the Facility will be treated as a "no net cost loan" as defined in the prospectus. As such, the Facility will remain payable on demand; however, if UBS Bank should exercise its right to demand repayment of any portion of the Company's indebtedness prior to the date the Company can exercise its repurchase rights (other than for reasons specified in the prospectus), UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the Facility. If alternative financing cannot be established, then UBS or one of its affiliates will purchase the Company's pledged auction rate securities at par.

        In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. Interest expense was $472 for the year ended December 31, 2008. There was no interest expense for the years ended December 31, 2007 and 2006.

12. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue up to one million shares of preferred stock. As of December 31, 2008 and 2007, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

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

        At December 31, 2008, we have 1,348,335 common shares reserved for future issuance under the Employee Stock Purchase Plan ("Purchase Plan") and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan ("Equity Incentive Plan") and the 1996 Amended and Restated Director Stock Option Plan ("Director Plan").

        In January 2005, we completed a stock offering whereby we sold 5.79 million shares of common stock at $5.25 per share for aggregate net proceeds of $28.3 million after commissions and offering expenses.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS

        During 2005, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available to 9,600,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2008, no stock appreciation rights have been issued. At December 31, 2008, there were 743,905 shares available for future grant under the Equity Incentive Plan.

        During 2005, our shareholders approved an amendment to the Director Plan to increase the number of shares available to 500,500. In May 2006, our shareholders approved an amendment to the Director Plan to increase the number of options granted to the Chairman of the Board and Directors. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 15,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 20,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 10,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. In May 2007, our shareholders approved an amendment to the Director Plan to increase the number of shares available from 500,500 to 750,500. Through December 31, 2008, options to purchase 576,466 shares of common stock have been granted under this plan of which 431,834 shares are currently exercisable. As of December 31, 2008, 264,534 shares are available for future grant.

        For the year ended December 31, 2007, stock-based compensation expense of $637, included in research and development, was related to Boston Biomedical, Inc. transition costs (see Note 17, Boston Biomedical, Inc. Collaboration in this Form 10-K). Additionally in the year ended December 31, 2007, $438 of stock-based compensation expense was incurred in conjunction with the acceleration of vesting of 103,798 stock options and the extension of the post-employment exercise period of 395,942 stock options held by certain employees who will meet eligibility criteria for a retirement benefit within the next four years. On October 4, 2007, the exercise period associated with 1,115,000 stock options was extended and the vesting of 165,625 stock options was accelerated in conjunction with an amendment to the CEO's employment agreement. The amount of stock option expense associated with this amendment was $703 and $1,406 in the year ended December 31, 2007 and 2008, respectively.

        During 2008, we issued 12,000 fully-vested options to certain members of our Scientific Advisory Board under the Equity Incentive Plan. In 2007 and 2006, we issued 27,500 and 15,000 of such grants, respectively. Compensation expense in 2008, 2007 and 2006 was $48, $121 and $74, respectively.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS (Continued)

        Option activity under the Plans for the years ended December 31, 2006, 2007 and 2008 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2005	4,084,265	$7.41
Granted	1,464,260	5.70
Exercised	(348,403)	4.40
Cancelled	(1,327,176)	8.50

Outstanding as of December 31, 2006	3,872,946	6.66
Granted	1,334,825	6.60
Exercised	(355,029)	5.14
Cancelled	(374,880)	6.46

Outstanding as of December 31, 2007	4,477,862	6.78
Granted	1,737,378	4.16
Exercised	—	—
Cancelled	(614,657)	6.59

Outstanding as of December 31, 2008	5,600,583	$5.99

Exercisable as of December 31, 2008	2,993,879	$6.78

Weighted average grant-date fair value of options granted during the year ended December 31, 2008		$2.23

        The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2008	Weighted Average Exercise Price
$ 2.35 - 2.80	21,000	9.8	$2.39	—	$—
2.80 - 5.60	2,750,016	6.6	4.36	1,315,703	4.59
5.60 - 8.40	2,331,678	6.2	6.27	1,186,287	6.27
8.40 - 11.20	228,580	4.4	9.52	222,580	9.52
11.20 - 14.00	119,675	2.8	13.32	119,675	13.32
14.00 - 16.80	250	2.6	14.98	250	14.98
16.80 - 19.60	36,384	1.9	18.20	36,384	18.20
19.60 - 22.40	85,500	1.3	20.04	85,500	20.04
22.40 - 25.20	7,500	1.9	23.13	7,500	23.13
25.20 - 28.00	20,000	2.1	28.00	20,000	28.00

	5,600,583	6.1	$5.99	2,993,879	$6.78

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS (Continued)

        The aggregate intrinsic value of options outstanding at December 31, 2008 was $668, of which $211 related to exercisable options. The weighted average fair value of options granted in year ended December 31, 2008, 2007and 2006 was $2.23, $3.46, and $4.03 per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2008, 2007, and 2006 was $0, $1,173, and $317, respectively.

        Shares vested, expected to vest and exercisable as of December 31, 2008 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2008	5,369,004	$5.99	6.1	$631
Exercisable at December 31, 2008	2,993,879	$6.78	4.4	$211

        The total compensation cost not yet recognized as of December 31, 2008 related to non-vested option awards was $5.4 million, which will be recognized over a weighted-average period of 2.9 years. During the year ended December 31, 2008, there were 337,500 shares forfeited with a weighted average grant date fair values of $3.44 per share. The weighted average remaining contractual life for options exercisable at December 31, 2008 was 4.4 years.

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

        In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,020,000 shares to 1,230,000 shares. In May 2007, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,230,000 shares to 1,600,000. As of December 31, 2008, 1,260,104 shares have been purchased and 339,896 shares are available for future sale under the Purchase Plan.

14. INCOME TAXES

        There was no current or deferred tax expense for the year ended December 31, 2008, 2007, or 2006.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. INCOME TAXES (Continued)

        The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate for continuing operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Income tax (benefit) expense at statutory rate	$(17,294)	$(18,147)	$(16,056)
State tax (benefit) expense, net of Federal tax (benefit) expense	(3,096)	(3,118)	(2,799)
Permanent items	7	982	688
Effect of change in valuation allowance	22,377	21,776	19,662
Tax credits	(2,043)	(2,202)	(2,001)
Other	49	709	506

Tax expense	$—	$—	$—

        The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Pre-operating costs capitalized for tax purposes	$—	$21
Net operating loss carryforwards	71,508	62,045
Tax credit carryforwards	16,388	14,345
Equity based compensation	3,517	1,085
Book depreciation in excess of tax	2,661	3,053
Reserves and accruals	256	291
Deferred revenue	9,909	1,564
Loss on investment	2,013	2,013
Other	590	48

	106,842	84,465
Valuation allowance	(106,842)	(84,465)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        Total valuation allowance increased by $22,377 for the year ended December 31, 2008. As required by SFAS No. 109, Accounting for Income Taxes, we have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal net operating loss ("NOL"), net capital loss and research & development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2008.

        As of December 31, 2008, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $203,285, $138,319 and $18,250 respectively, which can be used to offset

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. INCOME TAXES (Continued)

future federal and state income tax liabilities and expire at various dates through 2028. Federal net capital loss carryforwards of approximately $5,000 can be used to offset future federal capital gains and expire in 2010. Approximately $17,450 of our federal NOL and $1,508 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at December 31, 2008, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax year remain open to the extent of net operating loss and tax credit carryforwards.

        Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. COMMITMENTS AND CONTINGENCIES

Leases

        We lease facilities under non-cancelable operating leases. At December 31, 2008, the minimum lease commitments for all leased facilities, net of sublease income, are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2009	$3,982
2010	3,476
2011	3,523
2012	3,573
2013	3,073
Thereafter	4,254

Total minimum lease payments	$21,881

        Included in the total minimum payments for operating leases is approximately $715 related to unoccupied real estate in California, net of contractual sublease income, which is accrued as a net liability as a part of the Company's restructuring accrual (See Note 10).

        Rent expense under non-cancelable operating leases was approximately $2,883, $2,935, and $3,142 for the years ended December 31, 2008, 2007, and 2006, respectively. Sublease income, which is recorded as a reduction of rent expense, was approximately $519, $425, and $402 and for the years ended December 31, 2008, 2007and 2006 respectively.

16. CONCENTRATION OF CREDIT RISK

        Revenue from one customer represented approximately 58% of total revenue during 2008, 72% in 2007 and 100% in 2006. In 2008, revenue from another customer represented approximately 29% of total revenue, and approximately 25% in 2007. There was no accounts receivable balance at December 31, 2008 or 2007.

17. BOSTON BIOMEDICAL, INC. COLLABORATION

        In January 2007, we entered into a $5.0 million, sponsored research agreement with the newly established Boston Biomedical, Inc. ("BBI"), an independent corporation led by our former chief scientific officer. Approximately 26 former employees of ArQule joined BBI.

        BBI conducted scientific research under the agreement that included a number of in vivo and in vitro studies, reports and publications related to mechanisms of action and biomarkers for our clinical-stage products. These products included ARQ 197, ARQ 501 and ARQ 171. We retain all intellectual property and technology rights related to research conducted by BBI employees under the contract. ArQule has no equity position in BBI.

        In connection with the foregoing events, on January 26, 2007, our former chief scientific officer entered into a separation agreement and general release with us and was paid a lump sum severance payment comprised of (i) one year's salary in the amount of $321 (ii) the average of his cash bonuses

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. BOSTON BIOMEDICAL, INC. COLLABORATION (Continued)

over the last two years in the amount of $110 and (iii) the amount of $113 to which he was entitled under our Annual Incentive Program for fiscal year 2006.

        In addition, he was granted an option to purchase 64,375 shares of our common stock, which was fully vested and exercisable on the date of grant. This grant expired on December 31, 2008. His previously vested option grants covering 216,250 shares were amended to extend the exercise period through December 31, 2007, all of which were exercised. In connection with his appointment as Chairman of our Scientific Advisory Board, he was granted an additional option to purchase 12,500 shares, which is fully vested and exercisable on the date of grant and will expire ten years after the date of grant. As a result of his separation from service, all his unvested options have lapsed.

        Approximately 26 of our former employees joined BBI in January 2007 and each employee who transitioned to BBI executed and delivered a Separation Agreement and General Release. In consideration for entering into such agreement, each employee received a fully-vested option to purchase shares of our common stock with an exercise period terminating on December 31, 2008, as well as an amendment to their previously vested stock options to extend the exercise period through December 31, 2007. The total number of fully vested stock options issued to these employees was 87,500, of these 10,200 were exercised and ` expired as of December 31, 2008. The total number of stock options that were amended to extend the exercise period was 92,504, of these 65,602 were exercised and 26,902 expired as of December 31, 2008. As a result of separation of service all unvested options of such employees have lapsed.

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

        Through December 31, 2008, in connection with the BBI sponsored research agreement, we incurred $4,809 of research and development expense. As of December 31, 2008, our responsibilities under this agreement have been fulfilled, and no further payments are due to BBI from us.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2008
Net revenues	$3,527	$2,583	$2,664	$5,367
Net loss from continuing operations	(13,914)	(16,040)	(11,281)	(9,629)
Basic and diluted loss per share:
Net loss per share	$(0.32)	$(0.37)	$(0.26)	$(0.22)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2007
Net revenues	$1,652	$2,235	$2,736	$2,542
Net loss from continuing operations	(14,504)	(13,361)	(11,118)	(14,389)
Basic and diluted loss per share:
Net loss per share	$(0.40)	$(0.36)	$(0.26)	$(0.33)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of shareholders to be held on May 14, 2009, as summarized below:

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
3.3		Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 19, 2007 (File No. 000-21429) and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1	*
Amended and Restated 1994 Equity Incentive Plan, as amended through May 11, 2005. Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128740) and incorporated herein by reference.
10.2	*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Annex B to the Company's Definitive Proxy Statement filed on April 16, 2007 (File No. 000-21429) and incorporated herein by reference.
10.3	*	Amended and Restated 1996 Director Stock Option Plan. Filed as Annex A to the Company's Definitive Proxy Statement filed on April 16, 2007 (File No. 000-21429) and incorporated herein by reference.
10.4	*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5
Lease by and between Pacific Shores Center LLC and the Company, dated March 1, 2002. Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21429) and incorporated herein by reference.
10.6	*
Employment Agreement between the Company and Stephen A Hill, dated January 1, 2004. Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10.7	+
Strategic Alliance Agreement by and between F. Hoffmann—La Roche Ltd., Hoffmann—La Roche Inc. and the Company dated April 1, 2004. Filed as Exhibit 10.49+ to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 7, 2004 (File No. 000-21429) and incorporated herein by reference.
10.8
Form of Agreement of Purchase and Sale between ARE-MA Region No. 20, LLC and the Company, dated April 28, 2005. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 6, 2005 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.		DESCRIPTION
10.9		Amended and Restated Lease by and between ARE-MA Region No. 20, LLC and the Company, dated June 30, 2005. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 5, 2005 (file No. 000-21429) and incorporated herein by reference.
10.10	*
Employment Agreement between the Company and Peter S. Lawrence, dated April 13, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.
10.11	*
Employment Agreement between the Company and Nigel J. Rulewski, MD, dated August 1, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2006 (File No. 000-21429) and incorporated herein by reference.
10.12	+
Exclusive License Agreement, by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.
10.13	*
Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Peter S. Lawrence. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429), and incorporated herein by reference.
10.14	*
Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Stephen A. Hill. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429), and incorporated herein by reference.
10.15	*
Amendment to Employment Agreement, effective as of January 7, 2008, by and between the Company and Stephen A. Hill. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2008 (File No. 000-21429), and incorporated herein by reference.
10.16	*	Form of Incentive Stock Option Agreement. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429), and incorporated herein by reference.
10.17	*	Form of Non-Statutory Stock Option Agreement. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429), and incorporated herein by reference.
10.18	*
Second Amendment to Employment Agreement, dated April 14, 2008, by and between ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated by reference herein.
10.19	*
Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated by reference herein.
10.20	*
Separation Agreement and General Release, effective as of July 22, 2008, by and between ArQule, Inc. and Nigel J. Rulewski. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 24, 2008 (File No. 000-21429) and incorporated by reference herein.

EXHIBIT NO.		DESCRIPTION
10.21		Collateralized, revolving credit line agreement, dated July 8, 2008, by and between ArQule, Inc. and UBS Bank USA. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 10, 2008 (File No. 000-21429) and incorporated herein by reference
10.22	+	Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed herewith.
10.23	+	License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed herewith.
23.1		Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.
31.1		Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32		Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.

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

ARQULE, INC.
By:	/s/ PAOLO PUCCI Paolo Pucci Chief Executive Officer
Date: March 6, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PAOLO PUCCI Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009
/s/ PETER S. LAWRENCE Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 6, 2009
/s/ ROBERT J. WEISKOPF Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 6, 2009
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director—Chairman of the Board	March 6, 2009
/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 6, 2009
/s/ RONALD M. LINDSAY Ronald M. Lindsay	Director	March 6, 2009
/s/ MICHAEL D. LOBERG Michael D. Loberg	Director	March 6, 2009
/s/ WILLIAM G. MESSENGER William G. Messenger	Director	March 6, 2009
/s/ NANCY A. SIMONIAN Nancy A. Simonian	Director	March 6, 2009