Form 10-Q
period 2009-03-31
ARQULE INC
filed 2009-05-08
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

19 Presidential Way, Woburn, Massachusetts 01801

(Address of Principal Executive Offices)

(781) 994-0300

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2009:

Common Stock, par value $.01           44,657,547 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2009

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2009	December 31, 2008
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$98,356	$141,890
Marketable securities-short term	30,543	—
Prepaid expenses and other current assets	1,078	772
Total current assets	129,977	142,662
Marketable securities-long term	63,472	64,219
Property and equipment, net	5,224	5,620
Other assets	1,677	1,711
Total assets	$200,350	$214,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,327	$14,260
Note payable	47,750	47,750
Current portion of deferred revenue	21,019	20,420
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	81,648	82,982
Restructuring accrual, net of current portion	—	78
Deferred revenue, net of current portion	81,249	84,693
Deferred gain on sale leaseback, net of current portion	2,853	2,992
Total liabilities	165,750	170,745
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,557,477 and 44,153,237 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	446	442
Additional paid-in capital	376,540	375,478
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(342,361)	(332,453)
Total stockholders’ equity	34,600	43,467
Total liabilities and stockholders’ equity	$200,350	$214,212

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$5,420	$3,527

Costs and expenses:
Research and development	11,334	13,452
General and administrative	3,660	5,634
	14,994	19,086

Loss from operations	(9,574)	(15,559)

Interest income	361	1,645
Interest expense	(166)	—
Other income (expense)	(529)	—
Net loss	$(9,908)	$(13,914)

Basic and diluted net loss per share:
Net loss per share	$(0.23)	$(0.32)

Weighted average basic and diluted common shares outstanding	44,029	43,771

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2009	2008
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(9,908)	$(13,914)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	432	370
Amortization of premium/discount on marketable securities	16	20
Amortization of deferred gain on sale leaseback	(139)	(138)
Non-cash stock compensation	1,066	2,903
Impairment on auction rate securities	76	—
Impairment on auction rate securities put option	453	—
Loss on disposal of property and equipment	—	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306)	(564)
Other assets	34	49
Accounts payable and accrued expenses	(1,933)	444
Restructuring accrual, net of current portion	(78)	(163)
Deferred revenue	(2,845)	1,472
Net cash used in operating activities	(13,132)	(9,500)
Cash flows from investing activities:
Purchases of marketable securities	(30,366)	(8,857)
Proceeds from sale or maturity of marketable securities	—	66,353
Additions to property and equipment	(36)	(2,433)
Proceeds from disposal of property and equipment	—	87
Net cash provided by (used in) investing activities	(30,402)	55,150
Cash flows from financing activities:
Proceeds from issuance of common stock	—	44
Net cash provided by financing activities	—	44
Net increase (decrease) in cash and cash equivalents	(43,534)	45,694
Cash and cash equivalents, beginning of period	141,890	10,835
Cash and cash equivalents, end of period	$98,356	$56,529

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a Phase 2 clinical development program. We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co. Ltd. (“Kyowa Hakko Kirin”).

Our product pipeline offers the potential for multiple therapeutic candidates based on diverse biological targets, mechanisms of action and chemistry. The most advanced of these programs is focused on the development of inhibitors of the Eg5 kinesin motor protein, which include ARQ 621, in Phase 1 clinical development.

Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we are leveraging to generate a new class of compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate (“ATP”), an energy source for cells. We have maintained the know-how associated with our combinatorial chemistry expertise, developed and validated in the course of our previous chemistry services collaborations with companies in the pharmaceutical and biotechnology industries, and combined it with our biology expertise.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC on March 6, 2009.

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2009, and the results of our operations and cash flows for the three months ended March 31, 2009 and March 31, 2008. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the quarter ended March 31, 2009, $1.4 million was recognized as revenue. At March 31, 2009, $18.8 million remains in deferred revenue.

Daiichi Sankyo Co., Ltd. ARQ 197 Agreement

On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and commercialization of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization.

The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarter ended March 31, 2009, $3.0 million was recognized as revenue. At March 31, 2009, $56.5 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the quarter ended March 31, 2009, $1.0 million was recognized as revenue. At March 31, 2009, $27.0 million remains in deferred revenue.

3.  MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value as well as other factors relevant to the specific securities being evaluated such as agency credit ratings and the probability of collecting amounts due based on the contractual terms of the security. We record an impairment charge to the extent that the carrying value of our available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

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

Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (“the Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The decrease in value of our Put Option and auction rate securities totaling $0.5 million in the three months ended March 31, 2009 was recorded as a loss in other income (expense) in the statement of operations.

ArQule’s marketable securities long term portfolio as of December 31, 2008 and March 31, 2009 consisted of $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2009. The Company had no available-for-sale marketable securities at December 31, 2008.

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$28,173	$6	$(34)	$28,145
Corporate debt securities (FDIC backed)	2,395	3	—	2,398
Total marketable securities	$30,568	$9	$(34)	$30,543

The following is a summary of the fair value of trading securities we held at March 31, 2009 and December 31, 2008:

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,329	$—	$(8,088)	$57,241
Auction rate put option	—	6,231	—	6,231
Total marketable securities long-term	$65,329	$6,231	$(8,088)	$63,472

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,547	$—	$(8,012)	$57,535
Auction rate put option	—	6,684	—	6,684
Total marketable securities long-term	$65,547	$6,684	$(8,012)	$64,219

The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At March 31, 2009, $53.0 million at par value were rated AAA $1.2 million at par value were rated AA and $11.1 million at par value were rated A.

The Company’s marketable securities long-term at March 31, 2009 and December 31, 2008 are classified as trading securities and accordingly any future gains and losses will be recorded as other income (expense) in the statement of operations.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

The following tables present information about our assets that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$95,783	$95,783	$—	$—
Marketable securities	30,543	30,543	—	—
Marketable securities—long term	63,472	—	—	63,472
Total	$189,798	$126,326	$—	$63,472

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$139,370	$139,370	$—	$—
Marketable securities—long term	64,219	—	—	64,219
Total	$203,589	$139,370	$—	$64,219

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

Due to the lack of market quotes relating to our Put Option, the fair value measurements for our Put Option have been estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is exclusively based on Level 3 inputs. In this approach the present value of all expected future cash flows is subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs for the periods presented:

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Impairment of auction rate securities and put option	(0.5)
Settlements	(0.2)
Balance at March 31, 2009	$63.5

Amount ($ in millions)

Balance at December 31, 2007	$92.9
Total unrealized losses included in other comprehensive income	(3.7)
Settlements	(26.2)
Balance at March 31, 2008	$63.0

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes unrealized losses on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three months ended March 31, 2009 and March 31, 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(9,908)	$(13,914)
Unrealized loss on marketable securities	(25)	(3,700)
Comprehensive loss	$(9,933)	$(17,614)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$314	$495
Accrued payroll	1,399	2,671
Accrued outsourced pre-clinical and clinical fees	7,754	8,669
Accrued professional fees	1,065	1,037
Accrued restructuring-current portion	575	660
Other accrued expenses	1,220	728
	$12,327	$14,260

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

Activities against the restructuring accrual in the three months ended March 31, 2009 and March 31, 2008 were as follows:

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of March 31, 2009
Facility-related	$738	$—	$(163)	$575

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of March 31, 2008
Facility-related	$1,366	$—	$(155)	$1,211

7.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 5,606,711 and 5,212,279 for the three months ended March 31, 2009 and 2008, respectively.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2009 and March 31, 2008.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2009	2008
Research and development	$401	$437
General and administrative	665	2,466
Total stock-based compensation expense	$1,066	$2,903

In the three months ended March 31, 2009 and March 31, 2008, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.  Stock-based compensation expense of $2,237, included in general and administrative in the first quarter of 2008, resulted from amendments to the former CEO’s employment agreement in October 2007 and January 2008.

Option activity under our stock plans for the three months ended March 31, 2009 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,600,583	$5.99
Granted	41,000	3.56
Exercised	—	—
Cancelled	(34,872)	7.08

Outstanding as of March 31, 2009	5,606,711	$5.96

Exercisable as of March 31, 2009	3,503,158	$6.61

The aggregate intrinsic value of options outstanding at March 31, 2009 was $594, of which $180 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2009 and 2008 was $2.00 and $2.83 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2009 and 2008 was zero.

The total compensation cost not yet recognized as of March 31, 2009 related to non-vested option awards was $4.5 million, which will be recognized over a weighted-average period of 2.7 years. During the three months ended March 31, 2009, there were 3,100 shares forfeited with a weighted average grant date fair value of $3.42 per share. The weighted average remaining contractual life for options exercisable at March 31, 2009 was 4.6 years.

In January 2009 and 2008, we granted 412,200 and 103,316 shares, respectively, of restricted stock to employees, vesting annually over a four year period. Through March 31, 2009, 21,783 shares were forfeited, and 83,627 shares have vested.  The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant in January 2009 and 2008 was $3.54 and $4.75 respectively, per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $207,406 and $23,271 for the quarter ended March 31, 2009 and 2008, respectively.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we implemented SFAS No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

On December 12, 2007, Emerging Issues Task Force (“EITF”) 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. The adoption of this standard did not have a material impact on our financial statements or results of operations.

On December 4, 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS 141(R).

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

i.

FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.

FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

10.  INCOME TAXES

As of December 31, 2008, we had federal net operating losses (“NOL”), state NOL, and research and development credit carryforwards of approximately $203,285, $138,319 and $18,250 respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2028. Federal net capital loss carryforwards of approximately $5,000 can be used to offset future federal capital gains and expire in 2010. Approximately $17,450 of our federal NOL and $1,508 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007, at December 31, 2008, and March 31, 2009 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and March 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

On November 3, 2008, the Company accepted an offer (“the Offering”) by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

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

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. Interest expense was $166 for the three months ended March 31, 2009. There was no interest expense for the three months ended March 31, 2008.

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

Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a Phase 2 clinical development program that includes trials in Microphthalmia Transcription Factor (“MiT”)-associated tumors, non-small cell lung cancer (“NSCLC”), pancreatic adenocarcinoma and hepatocellular carcinoma (“HCC”). We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”). Our separate agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to payments that we have already received.

Our product pipeline offers the potential for multiple therapeutic candidates based on diverse biological targets, mechanisms of action and chemistry. The most advanced of these programs is focused on the development of inhibitors of the Eg5 kinesin motor protein, which include ARQ 621, in Phase 1 clinical development.  We have completed certain Phase 2 proof-of-principle trials with ARQ 501, a first-generation, intravenously administered novel activator of the cell’s DNA damage response mechanism mediated by the E2F-1 transcription factor, and we have filed an IND for ARQ 761, a second-generation molecule from our E2F-1 program. We are in pre-clinical development with an inhibitor of the BRAF kinase.

Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we employ to generate a new class of compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate (“ATP”), an energy source for cells. We are currently assessing the potential of multiple kinases in oncology and other therapeutic areas as targets for this drug discovery platform, and we are seeking to generate and validate compounds that inhibit these kinase targets. We have signed a drug discovery agreement with Daiichi Sankyo that utilizes the capabilities of the AKIP platform to discover compounds that inhibit two such kinase targets in the field of oncology.

All of our drug discovery efforts, including our kinase platform, are supported by the expertise we have derived from our heritage as a combinatorial chemistry company. This expertise, which has been validated through collaborations with Pfizer Inc. , Wyeth, Solvay and other corporate partners, is married to innovative biology to create a discovery engine marked by speed, efficiency and flexibility.

We have incurred a cumulative net loss of $342 million from inception through March 31, 2009. We expect research and development costs to increase in 2009, due to clinical testing of our lead product candidates. Although we had generated positive cash flow from operations for six consecutive years from 2000-2005, these cash flows were attributable to our discontinued chemistry services operations. We recorded a net loss for all but one of those years. We recorded a net loss for 2006, 2007 and 2008, and expect a net loss for 2009.

Our revenue consists primarily of development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably: the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials. On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche’s rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement.

On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and commercialization of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013.

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012.

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2008, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2009	2008	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$128.9	$141.9	$(13.0)	(9)%
Marketable securities- long term	63.5	64.2	(0.7)	(1)%
Notes payable	47.8	47.8	—	—
Working capital	48.3	59.7	(11.4)	(19)%

	Q1 2009	Q1 2008	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(13.1)	$(9.5)	$(3.6)
Investing activities	(30.4)	55.2	(85.6)
Financing activities	—	—	—

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services.  For the three months ended March 31, 2009, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses, which resulted in a net cash outflow of $13.1 million.

Cash flow from investing activities.  Our net cash used by investing activities of $30.4 million in the three months ended March 31, 2009 was predominantly comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include US Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP) and US federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

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

Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The decrease in value of our Put Option and auction rate securities totaling $0.5 million in the three months ended March 31, 2009 was recorded as a loss in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 and March 31, 2009 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

In light of the above arrangement with our auction rate securities and the financial impact of our two agreements with Daiichi Sankyo, including a cumulative $75 million in cash and upfront payments received in the quarter ended December 31, 2008 and certain anticipated milestone and cost-sharing provisions, we expect that our available cash and cash equivalents, including cash received under our auction rate security credit line agreement (as described above), together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements through at least the end of 2011.

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

Our contractual obligations were comprised of the following as of March 31, 2009 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$47,750	$47,750	$—	$—	$—
Operating lease obligations	20,886	3,855	7,024	6,549	3,458
Purchase obligations	7,975	7,975	—	—	—
Total	$76,611	$59,580	$7,024	$6,549	$3,458

Included in the total minimum payments for operating leases is approximately $550 related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004. Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $46.1 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2009.

Research and Development Revenue

The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

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

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2009 and 2008:

Revenue

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$5.4	$3.5	$1.9	54%

Research and development revenue in the three months ended March 31, 2009 is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements entered into in 2008 and the Kyowa Hakko exclusive license agreement. The increase in the three month period is primarily due to revenue from Daiichi Sankyo. Revenue of $1.6 million was recognized in the comparable period of the prior year from the Roche alliance agreement that was terminated in December 2008.

Research and development

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended March 31:
Research and development	$11.3	$13.5	$(2.2)	(16)%

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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis. The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2009	Program-to-date
c-Met program—ARQ 197	Phase 2	$4.5	$38.7

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

Research and development expense in the first quarter of 2009 decreased by $2.2 million. The decrease is primarily due to a $1.6 million decrease in clinical and preclinical costs related to ARQ 501 and ARQ 621, and a decrease of $0.4 million labor and related costs. At March 31, 2009 and 2008 we had 78 employees dedicated to our research and development program.

General and administrative

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$3.7	$5.6	$(1.9)	(35)%

General and administrative expense decreased in the first quarter of 2009 principally due to stock-based compensation expense incurred in the first quarter of 2008 resulting from senior management transitions that did not recur in the first quarter of 2009. General and administrative headcount was 30 at March 31, 2009, compared to 34 at March 31, 2008.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended March 31:
Interest income	$0.4	$1.6	$(1.2)	(78)%
Interest expense	(0.2)	—	0.2	—
Other income (expense)	(0.5)	—	0.5	—

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in 2009 due to lower interest rates earned on our portfolio. Interest expense in 2009 was incurred on our notes payable. Other income (expense) in the three months ended March 31, 2009 includes a $0.5 million  loss from recording our auction rate securities and Put Option at fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. The adoption of this standard did not have a material impact on our financial statements or results of operations.

On December 4, 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS 141(R).

Recently Issued Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

i.                  FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4.  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.               FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2.  FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.            FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

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

In this report we make forward-looking statements regarding our drug development pipeline and our clinical trials involving ARQ 197. Additional forward-looking statements relate to our agreements with Kyowa Hakko Kirin and Daiichi Sankyo, including potential future milestones and royalty payments that could result from the future development of ARQ 197.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 6, 2009, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The forward-looking statements contained herein represent the judgment of the Company as of the date of this report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Beginning in the first quarter of 2008 and throughout 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The decrease in value of our Put Option and auction rate securities totaling $0.5 million in the three months ended March 31, 2009 was recorded as a loss in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 and March 31, 2009 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS.  None.

ITEM 1A. — RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz filed herewith.
10.2*	Employment Agreement, dated as of November 21, 2008, by and between ArQule, Inc. and Thomas Chan filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

*                                         Indicates a management contract or compensatory plan.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 8, 2009	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)