Form 10-Q
period 2009-06-30
ARQULE INC
filed 2009-08-07
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2009	Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2009:

Common Stock, par value $.01	44,675,365 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2009

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2009	December 31, 2008
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$73,971	$141,890
Marketable securities-short term	43,402	—
Prepaid expenses and other current assets	950	772
Total current assets	118,323	142,662
Marketable securities-long term	68,368	64,219
Property and equipment, net	5,035	5,620
Other assets	1,674	1,711
Total assets	$193,400	$214,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,860	$14,260
Note payable	47,750	47,750
Current portion of deferred revenue	22,207	20,420
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	83,369	82,982
Restructuring accrual, net of current portion	—	78
Deferred revenue, net of current portion	79,626	84,693
Deferred gain on sale leaseback, net of current portion	2,715	2,992
Total liabilities	165,710	170,745
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,661,013 and 44,153,237 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	447	442
Additional paid-in capital	377,821	375,478
Accumulated other comprehensive loss	55	—
Accumulated deficit	(350,633)	(332,453)
Total stockholders’ equity	27,690	43,467
Total liabilities and stockholders’ equity	$193,400	$214,212

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2009	2008	2009	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$6,056	$2,583	$11,476	$6,110

Costs and expenses:
Research and development	12,678	14,980	24,012	28,432
General and administrative	3,203	4,289	6,863	9,923
Total costs and expenses	15,881	19,269	30,875	38,355

Loss from operations	(9,825)	(16,686)	(19,399)	(32,245)

Interest income	306	646	667	2,291
Interest expense	(170)	—	(336)	—
Other income (expense)	1,417	—	888	—
Net loss	$(8,272)	$(16,040)	$(18,180)	$(29,954)

Basic and diluted net loss per share:
Net loss per share	$(0.19)	$(0.37)	$(0.41)	$(0.68)

Weighted average basic and diluted common shares outstanding	44,120	43,824	44,073	43,797

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED June 30,
	2009	2008
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(18,180)	$(29,954)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	862	778
Amortization of premium/discount on marketable securities	286	20
Amortization of deferred gain on sale leaseback	(277)	(276)
Non-cash stock compensation	1,994	4,231
Gain on auction rate securities	(1,884)	—
Impairment on auction rate securities put option	996	—
Loss on disposal of property and equipment	—	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(178)	13
Other assets	37	66
Accounts payable and accrued expenses	(1,400)	1,244
Restructuring accrual, net of current portion	(78)	(328)
Deferred revenue	(3,280)	(1,111)
Net cash used in operating activities	(21,102)	(25,296)
Cash flows from investing activities:
Purchases of marketable securities	(46,981)	(8,832)
Proceeds from sale or maturity of marketable securities	87	67,676
Additions to property and equipment	(277)	(3,519)
Proceeds from disposal of property and equipment	—	87
Net cash provided by (used in) investing activities	(47,171)	55,412
Cash flows from financing activities:
Proceeds from issuance of common stock	354	240
Net cash provided by financing activities	354	240
Net increase (decrease) in cash and cash equivalents	(67,919)	30,356
Cash and cash equivalents, beginning of period	141,890	10,835
Cash and cash equivalents, end of period	$73,971	$41,191

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

Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”) which we are leveraging to generate compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate (“ATP”), an energy source for cells. We have maintained the know-how associated with our combinatorial chemistry expertise, developed and validated in the course of our previous chemistry services collaborations with companies in the pharmaceutical and biotechnology industries, and combined it with our biology expertise.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2009, and the results of our operations and cash flows for the three and six months ended June 30, 2009 and June 30, 2008. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Co., Ltd. Kinase Inhibitor Discovery Agreement

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies.

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

The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Daiichi Sankyo, the agreement terminates on the later of (i) the expiration of the research collaboration period, or (ii) various periods specified in the agreement for development and commercialization of products. If Daiichi Sankyo has commercialized a licensed product or products, the agreement will continue in force until such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the quarter and six months ended June 30, 2009, $1.7 million and $3.1 million was recognized as revenue. As of June 30, 2009, $19.3 million remains in deferred revenue.

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

The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S.

The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice if prior to phase 3 clinical trials or 180 days notice if on or after the beginning of phase 3 clinical trials by Daiichi Sankyo, the agreement shall continue until the later of (i) such time as Daiichi Sankyo is no longer developing at least one licensed product or (ii) if Daiichi Sankyo has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarter and six months ended June 30, 2009, $3.3 million and $6.3 million was recognized as revenue. As of June 30, 2009, $56.1 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the quarter and six months ended June 30, 2009, $1.1 million and $2.1 million was recognized as revenue. As of June 30, 2009, $26.4 million remains in deferred revenue.

3.  MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We account for our marketable securities in accordance with SFAS No. 115. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date.  Since we generally intend to convert them into cash as necessary to meet our liquidity requirements our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but less than one year. Our marketable securities are classified as long-term investments if the maturity date, is in excess of one year of the balance sheet date.

We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations.  Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the condensed consolidated statements of operations and a new cost basis in the security is established. In April 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. This standard provides additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event for debt securities and modifies the presentation and disclosures when an other-than-temporary impairment event for debt securities has occurred. The adoption of this standard did not have a significant impact on our financial statements.

We invest our available cash primarily in money market mutual funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities, that have strong credit ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

Beginning in the first quarter of 2008 and continuing through the second quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (“Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The increase in value of our Put

Option and auction rate securities totaling $1.4 million and $0.9 million in the three and six months ended June 30, 2009, respectively, was recorded as a gain in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $65.2 million (at cost) at June 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2009. The Company had no available-for-sale marketable securities at December 31, 2008.

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$38,417	$51	$—	$38,468
Corporate debt securities-short term	4,923	11	—	4,934
	43,340	62	—	43,402
Corporate debt securities-long term	3,626	—	(7)	3,619
Total available-for-sale marketable securities	$46,966	$62	$(7)	$47,021

The following is a summary of the fair value of trading securities we held at June 30, 2009 and December 31, 2008:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,189	$—	$(6,128)	$59,061
Auction rate put option	—	5,688	—	5,688
Total trading securities	$65,189	$5,688	$(6,128)	$64,749

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,547	$—	$(8,012)	$57,535
Auction rate put option	—	6,684	—	6,684
Total trading securities	$65,547	$6,684	$(8,012)	$64,219

The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At June 30, 2009, $53.0 million at par value were rated AAA $1.2 million at par value were rated AA and $11.0 million at par value were rated A.

The Company’s marketable securities long-term at June 30, 2009 and December 31, 2008 include auction rate securities and auction rate put option which are classified as trading securities and any future gains and losses will be recorded as other income (expense) in the statement of operations.

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

	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$72,835	$72,835	$—	$—
Marketable securities	43,402	43,402	—	—
Marketable securities—long term	68,368	3,619	—	64,749
Total	$184,605	$119,856	$—	$64,749

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$139,370	$139,370	$—	$—
Marketable securities—long term	64,219	—	—	64,219
Total	$203,589	$139,370	$—	$64,219

Certain of our marketable securities-long term consist of auction rate securities and the related Put Option. Due to the lack of market quotes relating to our auction rate securities, the fair value measurements for our auction rate securities have been estimated using an income approach model (discounted cash flow analysis), which is exclusively based on Level 3 inputs. The model considers factors that reflect assumptions market participants would use in pricing including, among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, liquidity premiums, the probability of successful auctions in the future, and interest rates. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

Due to the lack of market quotes relating to our Put Option, the fair value measurements for our Put Option have been estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is based on Level 3 inputs. In this approach the present value of all expected future cash flows is subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs for the 2009 periods presented:

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Gain on auction rate securities and put option	0.9
Settlements	(0.4)
Balance at June 30, 2009	$64.7

Amount ($ in millions)
Balance at March 31, 2009	$63.5
Gain on auction rate securities and put option	1.4
Settlements	(0.2)
Balance at June 30, 2009	$64.7

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs for the 2008 periods presented:

Amount ($ in millions)

Balance at December 31, 2007	$92.9
Total unrealized losses included in other comprehensive income	(4.1)
Settlements	(27.5)
Balance at June 30, 2008	$61.3

Amount ($ in millions)

Balance at March 31, 2008	$63.0
Total unrealized losses included in other comprehensive income	(0.4)
Settlements	(1.3)
Balance at June 30, 2008	$61.3

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss).  Other comprehensive gain (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and six months ended June 30, 2009 and June 30, 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(8,272)	$(16,040)	$(18,180)	$(29,954)
Unrealized gain (loss) on marketable securities	80	(358)	55	(4,054)
Comprehensive loss	$(8,192)	$(16,398)	$(18,125)	$(34,008)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable	$341	$495
Accrued payroll	1,738	2,671
Accrued outsourced pre-clinical and clinical fees	8,501	8,669
Accrued professional fees	487	1,037
Accrued restructuring-current portion	410	660
Other accrued expenses	1,383	728
	$12,860	$14,260

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

Activities against the restructuring accrual in the six months ended June 30, 2009 and June 30, 2008 were as follows:

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of June 30, 2009
Facility-related	$738	$—	$(328)	$410

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of June 30, 2008
Facility-related	$1,366	$—	$(313)	$1,053

7.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 5,306,991 and 5,730,537 for the three and six months ended June 30, 2009 and 2008, respectively.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2009 and June 30, 2008.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$353	$409	$754	$846
General and administrative	575	919	1,240	3,385
Total stock-based compensation expense	$928	$1,328	$1,994	$4,231

In the three and six months ended June 30, 2009 and June 30, 2008, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.  Stock-based compensation expense of $542, included in general and administrative in the three months ended June 30, 2008 was related to the June 2008 employment agreement of the new CEO. Stock-based compensation expense of $2,237, included in general and administrative in the six months ended June 30, 2008, resulted from amendments to the former CEO’s employment agreement in October 2007 and January 2008.

Option activity under our stock plans for the six months ended June 30, 2009 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,600,583	$5.99
Granted	130,000	3.86
Exercised	(24,164)	4.94
Cancelled	(399,428)	4.88

Outstanding as of June 30, 2009	5,306,991	$6.03

Exercisable as of June 30, 2009	3,424,646	$6.65

The aggregate intrinsic value of options outstanding at June 30, 2009 was $4,908 of which $2,362 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2009 and 2008 was $2.24 and $1.35 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2009 and 2008 was $14 and zero, respectively.

The total compensation cost not yet recognized as of June 30, 2009 related to non-vested option awards was $5.1 million, which will be recognized over a weighted-average period of 2.7 years. During the six months ended June 30, 2009, there were 10,225 shares forfeited with a weighted average grant date fair value of $3.40 per share. The weighted average remaining contractual life for options exercisable at June 30, 2009 was 5.2 years.

In January 2009 and 2008, we granted 412,200 and 103,316 shares, respectively, of restricted stock to employees, vesting annually over a four year period. Through June 30, 2009, 24,783 shares were forfeited, and 146,127 shares have vested.  The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant in January 2009 and 2008 was $3.54 and $4.75 respectively, per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $236,449 and $50,973 for the six months ended June 30, 2009 and 2008, respectively.

9.  INCOME TAXES

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007, at December 31, 2008, and June 30, 2009 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and June 30, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10.  NOTES PAYABLE

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility currently bear interest at LIBOR plus 100 basis points and interest is payable monthly. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. The funds are available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital. In July 2008, we drew down $46.1 million under the Facility and that amount is reported as a note payable.

On November 3, 2008, the Company accepted an offer (“Offering”) by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

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

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. Interest expense from notes payable was $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively. There was no interest expense for the three and six months ended June 30, 2008. The carrying amount of notes payable at June 30, 2009 and December 31, 2008 approximates fair values.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

i.               FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4.  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

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

iii.         FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements

These standards were effective for periods ending after June 15, 2009. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of these standards.

In June 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, or SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this statement did not impact our financial statements. We evaluated all events or transactions that occurred after June 30, 2009 through August 7, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In June 2009, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, was issued. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we employ to generate compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate (“ATP”), an energy source for cells. We are currently assessing the potential of multiple kinases in oncology and other therapeutic areas as targets for this drug discovery platform, and we are seeking to generate and validate compounds that inhibit these kinase targets. We have signed a drug discovery agreement with Daiichi Sankyo that utilizes the capabilities of the AKIP platform to discover compounds that inhibit two such kinase targets in the field of oncology.

Our drug discovery efforts, including our kinase platform, are supported by the expertise we have derived from our heritage as a combinatorial chemistry company. This expertise, which has been validated through collaborations with Pfizer Inc., Wyeth, Solvay and other corporate partners, is married to innovative biology to create a discovery engine marked by speed, efficiency and flexibility.

We have incurred a cumulative deficit of $351 million from inception through June 30, 2009. We expect research and development costs to increase during the course of 2009, due to clinical testing of our lead product candidates. We recorded a net loss for 2006, 2007 and 2008, and expect a net loss for 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2009	2008	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$117.4	$141.9	$(24.5)	(17.3)%
Marketable securities- long term	68.4	64.2	4.2	6.5%
Notes payable	47.8	47.8	—	—
Working capital	35.0	59.7	(24.7)	(41.4)%

	Six Months Ended
	June 30,	June 30,
	2009	2008	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(21.1)	$(25.3)	$4.2
Investing activities	(47.2)	55.4	(102.6)
Financing activities	0.4	0.2	0.2

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services.  For the six months ended June 30, 2009, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses, which resulted in a net cash outflow of $21.1 million.

Cash flow from investing activities.  Our net cash used by investing activities of $47.2 million in the six months ended June 30, 2009 was predominantly comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include U.S.Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S.federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

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

Beginning in the first quarter of 2008 and continuing through the second quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The increase in value of our Put Option and auction rate securities totaling $1.4 million in the three months and $0.9 million in the six months ended June 30, 2009, respectively, was recorded as a gain in other income (expense) in the statement of operations.

Our marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $65.2 million (at cost) at June 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

Our contractual obligations were comprised of the following as of June 30, 2009 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$47,750	$47,750	$—	$—	$—
Operating lease obligations	19,890	3,729	7,048	6,452	2,661
Purchase obligations	8,995	8,995	—	—	—
Total	$76,635	$60,474	$7,048	$6,452	$2,661

Included in the total minimum payments for operating leases is approximately $410 related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004. Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $46.1 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2009 and 2008:

Revenue

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$6.1	$2.6	$3.5	134%

For the six months ended June 30:
Research and development revenue	$11.5	$6.1	$5.4	88%

Research and development revenue in the three and six months ended June 30, 2009 is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements entered into in 2008 and the Kyowa Hakko exclusive license agreement. The increase in the three and six month periods is primarily due to revenue from Daiichi Sankyo. Revenue of $1.7 million and $3.3 million was recognized in the comparable three and six month periods of 2008, respectively from the Roche alliance agreement that was terminated in December 2008.

Research and development

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended June 30:
Research and development	$12.7	$15.0	$(2.3)	(15)%

For the six months ended June 30:
Research and development	$24.0	$28.4	$(4.4)	(16)%

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

Oncology program	Current status	Six Months Ended June 30, 2009	Program-to-date
c-Met program—ARQ 197	Phase 2	$9.6	$43.8

Our future research and development expenses in support of our current and future programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous pre-clinical studies for safety, toxicology, and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of, clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity novelty, and intended use of a product. It is not unusual for the pre-clinical and clinical development of these types of products to each take nine years or more, and for total development costs to exceed $500 million for each product.

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

Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Daiichi Sankyo and Kyowa Hakko Kirin. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

Research and development expense in the second quarter of 2009 decreased by $2.3 million. The decrease is primarily due to a $2.1 million decrease in clinical and preclinical costs related to ARQ 501 and ARQ 621.

Research and development expense in the first six months of 2009 decreased by $4.4 million. The decrease is primarily due to a $3.7 million decrease in clinical and preclinical costs related to ARQ 501 and ARQ 621, and a $0.6 million decrease in labor and related costs.  At June 30, 2009 we had 81 employees dedicated to our research and development program, compared to 84 at June 30, 2008.

General and administrative

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.2	$4.3	(1.1)	(25)%

For the six months ended June 30:
General and administrative	$6.9	$9.9	(3.0)	(31)%

General and administrative expense in the second quarter of 2009 decreased by $1.1 million primarily due to $0.5 million incurred in the second quarter of 2008 for personnel and stock compensation expense related to the hiring of the CEO, and lower professional fees of $0.3 million.

General and administrative expense in the first six months of 2009 decreased by $3 million principally due to $2.2 million stock-based compensation expense incurred in the first quarter of 2008 resulting from senior management transitions that did not recur in the first quarter of 2009, and $0.5 million incurred in the second quarter of 2008 for personnel and stock compensation expense related to the hiring of the CEO. General and administrative headcount was 30 at June 30, 2009, compared to 32 at June 30, 2008.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended June 30:
Interest income	$0.3	$0.6	$(0.3)	(53)%
Interest expense	(0.2)	—	0.2	—
Other income (expense)	1.4	—	1.4	—

For the six months ended June 30:
Interest income	$0.7	$2.3	$(1.6)	(71)%
Interest expense	(0.3)	—	0.3	—
Other income (expense)	0.9	—	0.9	—

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in the three and six month periods of 2009 due to lower interest rates earned on our portfolio. Interest expense in 2009 was incurred on our notes payable. Other income (expense) in the three and six months ended June 30, 2009 includes a $1.4 million gain and a $0.9 million gain, respectively, from recording our auction rate securities and Put Option at fair value.

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

In April 2009, the FASB issued the following new accounting standards:

i.                  FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4.  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

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

iii.            FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements

These standards were effective for periods ending after June 15, 2009. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of these standards.

In June 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, or SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this statement did not impact our financial statements. We evaluated all events or transactions that occurred after June 30, 2009 through August 7, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In June 2009, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, was issued. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

Our cash and marketable securities include U.S.Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have strong credit ratings.

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

Beginning in the first quarter of 2008 and continuing through the second quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The increase in value of our Put Option and auction rate securities totaling $1.4 million in the three months ended June 30, 2009 was recorded as a gain in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $65.2 million (at cost) at June 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2. —  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed a current report on Form 8-K on July 8, 2009 to report the results of matters submitted to a vote at the Annual Meeting of Stockholders held on May 14, 2009, which is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1+	Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd., filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

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

ArQule, Inc.

Date: August 7, 2009	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)