Form 10-Q
period 2009-09-30
ARQULE INC
filed 2009-11-06
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 30, 2009:

Common Stock, par value $.01	44,688,240 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2009

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2009	December 31, 2008
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$68,247	$141,890
Marketable securities-short term	40,698	—
Prepaid expenses and other current assets	950	772
Total current assets	109,895	142,662
Marketable securities-long term	69,161	64,219
Property and equipment, net	4,758	5,620
Other assets	1,334	1,711
Total assets	$185,148	$214,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,761	$14,260
Note payable	47,750	47,750
Current portion of deferred revenue	23,240	20,420
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	85,303	82,982
Restructuring accrual, net of current portion	—	78
Deferred revenue, net of current portion	76,786	84,693
Deferred gain on sale leaseback, net of current portion	2,577	2,992
Total liabilities	164,666	170,745
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,687,806 and 44,153,237 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	447	442
Additional paid-in capital	378,690	375,478
Accumulated other comprehensive loss	66	—
Accumulated deficit	(358,721)	(332,453)
Total stockholders’ equity	20,482	43,467
Total liabilities and stockholders’ equity	$185,148	$214,212

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2009	2008	2009	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$6,436	$2,664	$17,912	$8,774

Costs and expenses:
Research and development	11,347	10,788	35,359	39,220
General and administrative	3,134	3,496	9,997	13,419
Total costs and expenses	14,481	14,284	45,356	52,639

Loss from operations	(8,045)	(11,620)	(27,444)	(43,865)

Interest income	174	557	841	2,848
Interest expense	(169)	(218)	(505)	(218)
Other income (expense)	352	—	1,240	—

Net loss before taxes	(7,688)	(11,281)	(25,868)	(41,235)

Provision for income taxes	(400)	—	(400)	—

Net loss	$(8,088)	$(11,281)	$(26,268)	$(41,235)

Basic and diluted net loss per share:
Net loss per share	$(0.18)	$(0.26)	$(0.60)	$(0.94)

Weighted average basic and diluted common shares outstanding	44,322	43,894	44,126	43,821

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED September 30,
	2009	2008
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(26,268)	$(41,235)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,289	1,241
Amortization of premium/discount on marketable securities	589	20
Amortization of deferred gain on sale leaseback	(415)	(415)
Non-cash stock compensation	2,761	5,060
Gain on auction rate securities	(2,019)	—
Loss on auction rate securities put option	779	—
Loss on disposal of property and equipment	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(178)	546
Other assets	377	91
Accounts payable and accrued expenses	(499)	449
Restructuring accrual, net of current portion	(78)	(494)
Deferred revenue	(5,087)	(3,255)
Net cash used in operating activities	(28,749)	(37,978)
Cash flows from investing activities:
Purchases of marketable securities	(58,610)	(8,819)
Proceeds from sale or maturity of marketable securities	13,687	67,639
Additions to property and equipment	(427)	(3,526)
Proceeds from disposal of property and equipment	—	94
Net cash provided by (used in) investing activities	(45,350)	55,388
Cash flows from financing activities:
Proceeds from note payable	—	46,050
Proceeds from issuance of common stock	456	377
Net cash provided by financing activities	456	46,427
Net increase (decrease) in cash and cash equivalents	(73,643)	63,837
Cash and cash equivalents, beginning of period	141,890	10,835
Cash and cash equivalents, end of period	$68,247	$74,672

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

Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we are leveraging to generate compounds designed to inhibit a variety of kinases potently, selectively and without competing with adenosine triphosphate (“ATP”), an energy source for cells. We have maintained the know-how associated with our combinatorial chemistry expertise, developed and validated in the course of our previous chemistry services collaborations with companies in the pharmaceutical and biotechnology industries, and combined it with our biology expertise.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2009, the results of our operations for the three and nine months ended September 30, 2009 and September 30, 2008 and cash flows for the nine months ended September 30, 2009 and September 30, 2008. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarter and nine months ended September 30, 2009, $3.5 million and $9.8 million was recognized as revenue. As of September 30, 2009, $55.0 million remains in deferred revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the quarter and nine months ended September 30, 2009, $1.9 million and $5.0 million was recognized as revenue. As of September 30, 2009, $19.6 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the quarter and nine months ended September 30, 2009, $1.0 million and $3.1 million was recognized as revenue. As of September 30, 2009, $25.5 million remains in deferred revenue.

3.  MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date.  Since we generally intend to convert them into cash as necessary to meet our liquidity requirements our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but less than one year. Our marketable securities are classified as long-term investments if the maturity date is in excess of one year of the balance sheet date.

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

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the condensed consolidated statements of operations and a new cost basis in the security is established.  In April 2009, additional authoritative guidance was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The new guidance applies to debt securities.   The new guidance was effective for periods ending after June 15, 2009.  The adoption of this new guidance did not have a significant impact on our financial statements.

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

Beginning in the first quarter of 2008 and continuing through the third quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (“Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf.  The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The increase in value of our Put Option and auction rate securities totaling $0.4 million in the three months ended September 30, 2009 was recorded as a gain in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $64.0 million (at cost) at September 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2009. The Company had no available-for-sale marketable securities at December 31, 2008.

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$38,152	$46	$—	$38,198
Corporate debt securities-short term	2,499	1	—	2,500
	40,651	47	—	40,698
Corporate debt securities-long term	5,213	23	(4)	5,232
Total available-for-sale marketable securities	$45,864	$70	$(4)	$45,930

The following is a summary of the fair value of trading securities we held at September 30, 2009 and December 31, 2008:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$64,017	$—	$(5,993)	$58,024
Auction rate put option	—	5,905	—	5,905
Total trading securities	$64,017	$5,905	$(5,993)	$63,929

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,547	$—	$(8,012)	$57,535
Auction rate put option	—	6,684	—	6,684
Total trading securities	$65,547	$6,684	$(8,012)	$64,219

The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At September 30, 2009, $53.0 million at par value were rated AAA and $11.0 million at par value were rated A.

The Company’s marketable securities long-term at September 30, 2009 and December 31, 2008 include auction rate securities and auction rate put option which are classified as trading securities and any future gains and losses will be recorded as other income (expense) in the statement of operations.

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

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$64,958	$64,958	$—	$—
Marketable securities	40,698	—	40,698	—
Marketable securities—long term	69,161	—	5,232	63,929
Total	$174,817	$64,958	$45,930	$63,929

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$139,370	$139,370	$—	$—
Marketable securities—long term	64,219	—	—	64,219
Total	$203,589	$139,370	$—	$64,219

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

The following tables roll forward the fair value of our auction rate securities, whose fair value is determined by Level 3 inputs for the 2009 periods presented:

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Gain on auction rate securities and put option	1.2
Settlements	(1.5)
Balance at September 30, 2009	$63.9

Amount ($ in millions)
Balance at June 30, 2009	$64.7
Gain on auction rate securities and put option	0.4
Settlements	(1.2)
Balance at September 30, 2009	$63.9

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

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss).  Other comprehensive gain (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and nine months ended September 30, 2009 and September 30, 2008 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Net loss	$(8,088)	$(11,281)	$(26,268)	$(41,235)
Unrealized gain (loss) on marketable securities	11	230	66	(3,824)
Comprehensive loss	$(8,077)	$(11,051)	$(26,202)	$(45,059)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable	$296	$495
Accrued payroll	2,534	2,671
Accrued outsourced pre-clinical and clinical fees	8,465	8,669
Accrued professional fees	719	1,037
Accrued restructuring-current portion	244	660
Other accrued expenses	1,103	728
	$13,361	$14,260

6.  RESTRUCTURING CHARGES

In 2002, we recorded a restructuring charge associated with abandoning our facility in Redwood City, California, which was comprised of the difference between the remaining lease obligation, which runs through the first quarter of 2010, and our estimate of potential future sublease income.  The accrual balance was adjusted in 2003 to reflect a change in estimate due to continued deterioration in the local real estate market.  The accrual balance was adjusted again in 2004 as a result of us entering into a sublease for the facility.  The remaining facility-related restructuring accrual is primarily comprised of the difference between our lease obligation for this facility, which will be paid out through the first quarter of 2010, and the amount of sublease payments we will receive under our sublease agreement.

Activities against the restructuring accrual in the nine months ended September 30, 2009 and September 30, 2008 were as follows:

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of September 30, 2009
Facility-related	$738	$—	$(494)	$244

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of September 30, 2008
Facility-related	$1,366	$—	$(471)	$895

7.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 5,279,389 and 5,715,532 for the three and nine months ended September 30, 2009 and 2008, respectively.

8.  STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2009 and September 30, 2008.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$348	$468	$1,102	$1,314
General and administrative	419	361	1,659	3,746
Total stock-based compensation expense	$767	$829	$2,761	$5,060

In the three and nine months ended September 30, 2009 and September 30, 2008, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense. Stock-based compensation expense of $639 related to the June 2008 employment agreement of the new chief executive officer and $2,237 resulting from amendments to the former chief executive officer’s employment agreements is included in general and administrative in the nine months ended September 30, 2008. Stock-based compensation expense of $140 related to the July 2008 separation agreement of our former chief medical officer is included in research and development in the three and nine months ended September 30, 2008.

Option activity under our stock plans for the nine months ended September 30, 2009 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,600,583	$5.99
Granted	137,500	3.95
Exercised	(48,141)	4.59
Cancelled	(410,553)	4.88

Outstanding as of September 30, 2009	5,279,389	$6.03

Exercisable as of September 30, 2009	3,465,857	$6.63

The aggregate intrinsic value of options outstanding at September 30, 2009 was $1,144 of which $511 related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2009 and 2008 was $2.29 per share. The intrinsic value of options exercised in the nine months ended September 30, 2009 and 2008 was $53 and zero, respectively.

The total compensation cost not yet recognized as of September 30, 2009 related to non-vested option awards was $4.4 million, which will be recognized over a weighted-average period of 2.5 years. During the nine months ended September 30, 2009, there were 10,975 shares forfeited with a weighted average grant date fair value of $3.17 per share. The weighted average remaining contractual life for options exercisable at September 30, 2009 was 5.0 years.

In January 2009 and 2008, we granted 412,200 and 103,316 shares, respectively, of restricted stock to employees, vesting annually over a four year period.  Through September 30, 2009, 25,033 shares were forfeited, and 160,644 shares have vested.  The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant in January 2009 and 2008 was $3.54 and $4.75 respectively, per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $333,629 and $79,120 for the nine months ended September 30, 2009 and 2008, respectively.

9.  INCOME TAXES

The Company recorded $0.4 million of federal income tax expense, attributable to alternative minimum tax (“AMT”), during the three months ended September 30, 2009 because it currently estimates that it will have taxable income for the year ending December 31, 2009, primarily resulting from timing differences related to recognition of research and development revenues.  For purposes of AMT the Company can only offset 90% of its taxable income with net operating loss carryforwards.  The remaining 10% is subject to AMT at a tax rate of 20%.  Although the Company is entitled to an AMT credit against future federal regular income taxes, the Company recorded a valuation allowance against this credit since it is more likely than not that this tax credit will not be realized.

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

We adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. As a result, we recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007, at December 31, 2008, and September 30, 2009 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and September 30, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

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

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. Interest expense from notes payable was $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively. Interest expense for the three and nine months ended September 30, 2008 was $0.2 million. The carrying amount of notes payable at September 30, 2009 and December 31, 2008 approximates fair values.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted the new authoritative guidance on fair value measurements for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the new guidance for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on our financial statements; however, could have an impact in future periods.

In December 2007, new authoritative guidance on accounting for collaborative arrangements related to the development and commercialization of intellectual property was issued, prescribing the accounting for collaborations.  The new guidance requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  The new guidance is effective for all of our collaborations existing after January 1, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In December 2007, new authoritative guidance on accounting for business combinations and noncontrolling interests in consolidated financial statements was issued.  The new guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  The new guidance is effective for transactions occurring on or after January 1, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, additional authoritative guidance was issued to provide fair market value measurement guidelines to determine whether a market is active or inactive and whether a transaction is distressed. The new guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.  The new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, additional authoritative guidance was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The new guidance applies to debt securities.   The new guidance was effective for periods ending after June 15, 2009.  The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, authoritative guidance was issued to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The new guidance was effective for periods ending after June 15, 2009.  The adoption of this new guidance did not have a significant impact on our financial statements.

In June 2009, we adopted new authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the new guidance did not impact our financial statements. We evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.  The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not impact on our financial position, results of operations, or liquidity.

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (“ASC”) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

We have incurred a cumulative deficit of $358.7 million from inception through September 30, 2009. We expect research and development costs to increase during the course of 2009, due to clinical testing of our lead product candidates. We recorded a net loss for 2006, 2007 and 2008, and expect a net loss for 2009.

Our revenue consists primarily of development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably the timing and extent of our cancer related research and development activities together with the length and outcome of our clinical trials. On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche’s rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2009	2008	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$108.9	$141.9	$(33.0)	(23.2)%
Marketable securities- long term	69.2	64.2	5.0	7.7%
Notes payable	47.8	47.8	—	—
Working capital	24.6	59.7	(35.1)	(58.8)%

	Nine months Ended
	September 30,	September 30,
	2009	2008	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(28.7)	$(38.0)	$9.3
Investing activities	(45.4)	55.4	(100.8)
Financing activities	0.5	46.4	(45.9)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services.  For the nine months ended September 30, 2009, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses, which resulted in a net cash outflow of $28.7 million.

Cash flow from investing activities.  Our net cash used in investing activities of $45.4 million in the nine months ended September 30, 2009 was predominantly comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Beginning in the first quarter of 2008 and continuing through the third quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period

June 30, 2010 to July 2, 2012. The increase in value of our Put Option and auction rate securities totaling $0.4 million in the three months ended September 30, 2009 was recorded as a gain in other income (expense) in the statement of operations.

Our marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $64.0 million (at cost) at September 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Our contractual obligations were comprised of the following as of September 30, 2009 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$47,750	$47,750	$—	$—	$—
Operating lease obligations	18,895	3,603	7,072	6,355	1,865
Purchase obligations	8,735	8,735	—	—	—
Total	$75,380	$60,088	$7,072	$6,355	$1,865

Included in the total minimum payments for operating leases is approximately $244 related to abandoned real estate in California, net of contractual sublease income. This net amount has been accrued as a liability as a part of the Company’s restructuring charge in 2002 and subsequently adjusted in 2003 and 2004. Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $46.1 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2009 and 2008:

Revenue

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$6.4	$2.7	$3.7	142%

For the nine months ended September 30:
Research and development revenue	$17.9	$8.8	$9.1	104%

Research and development revenue in the three and nine months ended September 30, 2009 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement. The increase in the three and nine month periods is primarily due to revenue from Daiichi Sankyo. Revenue of $1.7 million and $5.0 million was recognized in the comparable three and nine month periods of 2008, respectively, from the Roche alliance agreement that was terminated in December 2008.

Research and development

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended September 30:
Research and development	$11.3	$10.8	$0.5	5%

For the nine months ended September 30:
Research and development	$35.4	$39.2	$(3.8)	(10)%

Research and development expense in the third quarter of 2009 increased by $0.5 million primarily due to an increase in ARQ 197 clinical costs.

Research and development expense in the first nine months of 2009 decreased by $3.8 million. This decrease was primarily due to $2.0 million of ARQ 501clinical costs incurred in the first nine months of 2008 that did not recur in the first nine months of 2009, lower personnel related costs of $0.9 million and chief medical officer transition costs of $0.5 million incurred in the first nine months of 2008 that did not recur in the first nine months of 2009.  At September 30, 2009 we had 82 employees dedicated to our research and development program, compared to 79 at September 30, 2008.

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

Oncology program	Current status	Nine Months Ended September 30, 2009	Program-to-date
c-Met program—ARQ 197	Phase 2	$13.3	$47.5

Our future research and development expenses in support of our current and future programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous pre-clinical studies for safety, toxicology, and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product. It is not unusual for the pre-clinical and clinical development of each of these types of products to take nine years or more, and for total development costs to exceed $500 million for each product.

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

An element of our business strategy is to pursue the research and development of a broad pipeline of products. This is intended to allow us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and future financial success do not substantially depend on any one product. To the extent we are unable to build and maintain a broad pipeline of products, our dependence on the success of one or a few products increases.

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

General and administrative

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.1	$3.5	(0.4)	(10)%

For the nine months ended September 30:
General and administrative	$10.0	$13.4	(3.4)	(26)%

General and administrative expense in the third quarter of 2009 decreased by $0.4 million due to lower personnel related costs of $0.3 million and lower facility costs of $0.1 million.

General and administrative expense in the first nine months of 2009 decreased by $3.4 million principally due to $2.7 million of personnel and stock compensation costs incurred in the first nine months of 2008 resulting from senior management transitions that did not recur in 2009, and due to lower professional fees of $0.4 million.  General and administrative headcount was 30 at September 30, 2009, compared to 32 at September 30, 2008.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2009	2008	$	%
	(in millions)
For the three months ended September 30:
Interest income	$0.2	$0.6	$(0.4)	(69)%
Interest expense	(0.2)	(0.2)	—	—
Other income (expense)	0.4	—	0.4	—

For the nine months ended September 30:
Interest income	$0.8	$2.8	$(2.0)	(70)%
Interest expense	(0.5)	(0.2)	0.3	132%
Other income (expense)	1.2	—	1.2	—

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in the three and nine month periods of 2009 due to lower interest rates earned on our portfolio. Interest expense was incurred on our notes payable. Other income (expense) in the three and nine months ended September 30, 2009 includes a $0.4 million gain and a $1.2 million gain, respectively, from recording our auction rate securities and Put Option at fair value.

Provision for income taxes

The Company recorded $0.4 million of federal income tax expense, attributable to alternative minimum tax (“AMT”), during the three months ended September 30, 2009 because it currently estimates that it will have taxable income for the year ending December 31, 2009, primarily resulting from timing differences related to recognition of research and development revenues.  For purposes of AMT the Company can only offset 90% of its taxable income with net operating loss carryforwards.  The remaining 10% is subject to AMT at a tax rate of 20%.  Although the Company is entitled to an AMT credit against future federal regular income taxes, the Company recorded a valuation allowance against this credit since it is more likely than not that this tax credit will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted the new authoritative guidance on fair value measurements for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the new guidance for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on our financial statements; however, could have an impact in future periods.

In December 2007, new authoritative guidance on accounting for collaborative arrangements related to the development and commercialization of intellectual property was issued, prescribing the accounting for collaborations.  The new guidance requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  The new guidance is effective for all of our collaborations existing after January 1, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In December 2007, new authoritative guidance on accounting for business combinations and noncontrolling interests in consolidated financial statements was issued.  The new guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  The new guidance is effective for transactions occurring on or after January 1, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, additional authoritative guidance was issued to provide fair market value measurement guidelines to determine whether a market is active or inactive and whether a transaction is distressed. The new guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.  The new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, additional authoritative guidance was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The new guidance applies to debt securities.   The new guidance was effective for periods ending after June 15, 2009.  The adoption of this new guidance did not have a significant impact on our financial statements.

In April 2009, authoritative guidance was issued to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The new guidance was effective for periods ending after June 15, 2009.  The adoption of this new guidance did not have a significant impact on our financial statements.

In June 2009, we adopted new authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the new guidance did not impact our financial statements. We evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.  The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not impact on our financial position, results of operations, or liquidity.

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (“ASC”) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

Beginning in the first quarter of 2008 and continuing through the third quarter of 2009, certain auction rate securities failed auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The increase in value of our Put Option and auction rate securities totaling $0.4 million in the three months ended September 30, 2009 was recorded as a gain in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $64.0 million (at cost) at September 30, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. —  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 6, 2009	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)