Form 10-Q/A
period 2009-09-30
ARQULE INC
filed 2009-11-18
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

(Amendment No. 1)

☐         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 30, 2009:

Common Stock, par value $.01	44, 668,240 shares outstanding

Explanatory Note

ArQule, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-Q/A to amend its quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Securities and Exchange Commission on November 6, 2009 (the “Original Filing”).  The Registrant is filing this amendment to its Original Filing to correct the date in the Certification of its Chief Executive Officer and its Principal Financial Officer required under Section 906 of the Sarbanes-Oxley Act, filed as Exhibit 32 in the Original Filing.  The Certification in the Original Filing stated that it was for the Quarterly Report of ArQule, Inc. on Form 10-Q for the quarter ending June 30, 2009.  This Amendment No. 1 changes Exhibit 32 to state that this certification is for the quarterly report of ArQule, Inc. on Form 10-Q for the quarter ended September 30, 2009.

Except as indicated above, no other information in the Original Filing is amended by this Amendment No. 1.  In addition, this Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Part II—OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1

Rule 13a-14(a) Certificate of Chief Executive Officer, filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 6, 2009 (File No. 000-21429) and incorporated herein by reference.

31.2

Rule 13a-14(a) Certificate of Principal Financial Officer, filed as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 6, 2009 (File No. 000-21429) and incorporated herein by reference.

32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 18, 2009	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)