Form 10-K
period 2009-12-31
ARQULE INC
filed 2010-03-02
CIK 1019695

Use these links to rapidly review the document
ARQULE, INC. TABLE OF CONTENTS
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 COMMISSION FILE NUMBER: 000-21429

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was: $274,280,020

        There were 44,726,321 shares of the registrant's Common Stock outstanding as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 2010, which will be filed with the Securities and Exchange Commission not later that 120 days after the registrant's fiscal year end of December 31, 2009, are incorporated by reference into Part III of the Form 10-K.

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

 ARQULE, INC.

PART I

ITEM 1.    BUSINESS

BUSINESS OVERVIEW

        We are a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target the specific biological pathways implicated in a wide range of cancers. We employ novel technologies such as our ArQule Kinase Inhibitor Platform ("AKIP™") to design and develop drugs that have the potential to fulfill this mission.

        Our products and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties and designed to act specifically against cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs.

        Our lead product is ARQ 197, a non-adenosine triphosphate ("ATP")-competitive inhibitor of the c-Met receptor tyrosine kinase ("c-Met"). C-Met is a promising target for cancer therapy, as evidence suggests that it plays a key role in cancerous cell proliferation, tumor spread, new blood vessel formation and drug resistance. Our ongoing Phase 2 clinical trial program with ARQ 197 encompasses six tumor types, including non-small cell lung cancer, c-Met-associated soft tissue sarcomas, pancreatic adenocarcinoma, hepatocellular carcinoma, germ cell tumors and colorectal cancer. We believe the trials within the Phase 2 program for ARQ 197 offer the potential for proof-of-principle data that can be generated in one or more indications beginning in early 2010 through 2011, as well as the potential for fast-to-market regulatory pathways in certain indications.

        We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin"). Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received.

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidate in this pipeline is ARQ 621, an inhibitor of the Eg5 kinesin motor protein that is in Phase 1 clinical testing. Additional pipeline assets include ARQ 501 and ARQ 761, activators of the cell's DNA damage response mechanism that we plan to develop further on a partnered basis. We are also pursuing pre-clinical development of an inhibitor of the B-RAF kinase that is in toxicology testing leading to a potential Investigational New Drug ("IND") submission in 2010.

        Our drug design efforts are focused primarily on AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase. ATP is a chemical found in all living cells and is involved in a variety of physiological processes. We have assessed AKIP™'s potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. With the AKIP™ technology, we have discovered and optimized a series of small molecule inhibitors of fibroblast growth factor receptor inhibitors that are in pre-clinical development, with the potential submission of an IND for a lead product candidate in 2010. We are also pursuing a drug discovery collaboration with Daiichi Sankyo that utilizes the capabilities of the AKIP™ technology to discover compounds that inhibit two kinase targets in the field of oncology.

SELECTED DRUG DEVELOPMENT PIPELINE

        The chart below displays certain of our development programs, including their targets and stage of development.

ArQule Pipeline

Research
Pre-clinical
Phase I
Phase II
Phase III
Approved
ARQ 197 (c-Met)
• NSCLC
• c-Met Sarcoma
• Pancreatic
• HCC
• Germ Cell
• Colorectal
ARQ 621 (Eg5)
ARQ 761 (E2F)
B-RAF Program
FGFR Program
AKIP™ Programs

©2009 ArQule,Inc.

CLINICAL STAGE PRODUCTS

ARQ 197: c-Met Inhibitor

Introduction

        ARQ 197 is an orally available, small molecule that inhibits the c-Met receptor tyrosine kinase. Abnormal activation of c-Met is believed to play key roles in cancer cell growth, survival, angiogenesis, invasion and metastasis. We believe that the inappropriate expression of c-Met in many cancers and its role in controlling multiple signal transduction pathways involved in tumor growth and metastasis render it a compelling target for cancer therapy.

        ARQ 197 is a specific inhibitor of c-Met and does not compete with ATP for its binding to this kinase. We believe this specificity may help confer an attractive therapeutic profile based on a combination of safety and anti-cancer activity. In clinical studies to date, treatment with ARQ 197 has been well tolerated both as a single agent and in combination with other targeted therapies and cytotoxic agents, and objective tumor responses and prolonged stable disease have been observed across broad ranges of doses and tumors.

Clinical Trials

  Phase 1

        Final results of a dose escalation, Phase 1 trial with ARQ 197 conducted at clinical trial sites in the U.S. were presented at the 2009 Annual Meeting of the American Society of Clinical Oncology in June, 2009. The objectives of this trial were to evaluate and establish: safety, maximum tolerated dose, the recommended Phase 2 dose, the pharmacokinetic profile and preliminary anti-tumor activity of ARQ 197.

        A total of 74 patients were treated in this trial as of May 1, 2009, with 13 cohorts of patients assessed at doses ranging from 10-360 milligrams twice daily. Adverse events considered drug-related occurred in 30 (40.5 percent) patients, with the most common being fatigue (16.2 percent), nausea (12.2 percent), vomiting (6.8 percent) and diarrhea (5.4 percent). Drug-related serious adverse events occurred in 4 patients. Dose limiting toxicities were reported in 2 patients at 360 milligrams twice daily. These dose limiting toxicities resolved after 6 and 9 days, and treatment continued. No maximum tolerated dose was identified in this trial, although a monotherapy maximum tolerated dose of 360 milligrams twice daily was subsequently determined in a Phase 1 trial conducted at the Royal Marsden Hospital in the U.K.

        Investigators concluded that ARQ 197 has a favorable safety profile up to the dose of 360 milligrams twice daily. Although the primary objective of the study was to collect safety data, 61 patients were evaluable for anti-tumor activity. Three patients, with neuroendocrine, prostate and testicular cancers, achieved partial responses per Response Evaluation Criteria In Solid Tumors, or RECIST criteria, for an objective response rate of 4.9 percent in the evaluable population. Thirty-eight patients had a best response of stable disease, and 20 had documented progressive disease. The disease control rate (objective responses and stable disease) among evaluable patients was 67.2 percent, suggesting preliminary evidence of anti-cancer activity and supporting further clinical investigation.

        Phase 1 Dosing and Tissue Biopsy Study: Royal Marsden Hospital

        Results from a second Phase 1 trial of ARQ 197, conducted at the Royal Marsden Hospital in the U.K. and incorporating serial tumor biopsies and imaging studies investigating the anti-angiogenic activity of selective c-Met inhibition, were also presented at the American Society of Clinical Oncology in June, 2009. The primary objective of this trial was to assess the safety, tolerability and recommended Phase 2 dose of ARQ 197. Secondary objectives included evaluation of pharmacokinetic and pharmacodynamic profiles of ARQ 197, and evaluation of the potential anti-angiogenic activity of selective c-MET inhibition by ARQ 197, a pharmacologic effect suggested by previously reported clinical and pre-clinical data.

        A total of 46 patients with advanced solid tumors were enrolled in this trial. The most commonly enrolled tumor types included prostate cancer (12 patients), melanoma (11 patients), gastric cancer (6 patients), sarcoma (4 patients), colorectal cancer (3 patients), and breast cancer (2 patients). The most commonly reported adverse events were fatigue (40.9 percent), nausea (25.0 percent), and vomiting (20.5 percent). The most commonly observed adverse events considered to be at least possibly related to ARQ 197 were fatigue (15.9 percent), nausea (11.4 percent), diarrhea (6.8 percent) and vomiting (6.8 percent). Three patients experienced five dose limiting toxicity events. The recommended Phase 2 dose was established at 360 milligrams twice daily. which reflects an adjustment from a recommended Phase 2 dose of 300 milligrams twice daily based on formulation improvements. Tumor regressions up to 12.4 percent were observed in 2 patients. Stable disease lasting up to 23 weeks was observed in 15 of 24 evaluable patients (62.5 percent), while progressive disease was seen in nine of 24 evaluable patients (37.5 percent).

        Evidence of anti-angiogenic effect was suggested by declines of circulating endothelial cells up to 100 percent in 19 of 31 evaluable patients (61 percent) following administration of ARQ 197.

Additionally, preliminary imaging data documented statistically significant day 7 decreases in radiographic markers, further suggesting an anti-angiogenic effect mediated by ARQ 197.

        Investigators concluded that ARQ 197 was safe and well tolerated up to the recommended Phase 2 dose of 360 milligrams twice daily. Systemic exposure to ARQ 197 increased linearly with dose through the maximum tolerated dose. Inhibition of c-MET phosphorylation in tumor biopsies was observed post-treatment at all doses. Clinical improvement in symptoms was observed, as measured by RECIST stable disease up to 23 weeks and tumor regression.

  Phase 2 Program

        As described in more detail below, we are currently conducting Phase 2 clinical trials with ARQ 197 as monotherapy and in combination with other agents in six tumor types: (1) non-small cell lung cancer, (2) c-Met-associated soft tissue sarcomas, (3) pancreatic adenocarcinoma, (4) hepatocellular carcinoma, (5) germ cell tumors and (6) colorectal cancer. The dose level of ARQ 197 employed in all of these trials is 360 milligrams twice daily. We and our partners may plan trials in additional tumor types based on our expanding knowledge from the current development programs and the potential broad-spectrum utility of ARQ 197 in c-Met-mediated oncogenic processes, as well as its use in combination with established anti-cancer therapies.

  Non-Small Cell Lung Cancer

        Scientific data show that the development of resistance in patients with non-small cell lung cancer to therapy with inhibitors of the epidermal growth factor receptor such as erlotinib may be linked to an increase in c-Met signaling. We believe the inhibition of c-Met may offer a new strategy in overcoming this resistance and treating these tumors. In addition, pre-clinical efficacy studies in non-small cell lung cancer cells have demonstrated synergy between ARQ 197 and erlotinib in halting cancer cell proliferation.

        In March 2008, we initiated a Phase 1/2 clinical trial program of ARQ 197 administered in combination with erlotinib in non-small cell lung cancer. The Phase 1 lead-in trial in this program was designed to determine the safety, tolerability and recommended Phase 2 dose of ARQ 197 when administered in combination with the approved dose of erlotinib (150 milligrams daily), with particular attention given to non-small cell lung cancer patients. During 2008, we successfully completed the Phase 1 trial, demonstrating that the combination of ARQ 197 and erlotinib was well tolerated at the recommended dose for each drug. In October 2008, we began enrolling patients in a Phase 2, randomized, double-blind trial comparing combination therapy with ARQ 197 plus erlotinib against erlotinib plus placebo, with the primary endpoint being progression-free survival.

        At the American Society of Clinical Oncology in June, 2009, we presented results from the Phase 1 lead-in trial with ARQ 197 in non-small cell lung cancer. A total of 32 patients were enrolled and treated with escalating doses of ARQ 197 plus the recommended dose of erlotinib. Tumor types enrolled included non-small cell lung cancer (8 patients), colorectal cancer (3 patients), renal cell carcinoma (3 patients) squamous cell carcinoma (3 patients) and pancreatic cancer (2 patients). Adverse events were reported for 26 patients, including three patients with therapy-related serious adverse events. A dose limiting toxicity of reversible neutropenia was observed in two patients at a dose of 360 milligrams twice daily of ARQ 197. Pharmacokinetic data revealed a proportional increase in exposure of ARQ 197 at doses up to 360 milligrams twice daily and no evidence of ARQ 197-erlotinib drug-drug interaction.

        Seventeen patients were evaluable for tumor responses, with one unconfirmed partial response, as measured by RECIST, in head and neck cancer, stable disease in 14 patients (82.4 percent) and progressive disease in 3 patients (17.6 percent). The duration of stable disease ranged from 5.9 to 45.4 weeks, with a median duration of 17.1 weeks. Tumor regressions of between 2.3 percent to

33.3 percent were observed in 5 patients after 8 to 26 weeks on therapy. Eight patients had non-small cell lung cancer, 6 of whom had prior treatment with erlotinib. Five patients who had prior therapy with erlotinib had stable disease lasting more than 17 weeks. The median duration of progression-free survival in non-small cell lung cancer patients in this trial was 26.3 weeks, or more than 6 months, greater than previously published median progression-free survival of 9.7 weeks in 2nd/3rd line non-small cell lung cancer patients with erlotinib monotherapy.

        A subsequent presentation of updated data from this trial at the 13th World Lung Conference (July 31 – August 4, 2009) showed significantly longer durations of stable disease for non-small cell lung cancer patients and provided insights into key genetic factors independently associated with non-small cell lung cancer disease outcome and prognosis, and with the likelihood of benefit from treatment with epidermal growth factor receptor inhibitors such as erlotinib. Among the three remaining active patients with non-small cell lung cancer for whom data was presented, time on treatment increased from previously reported data, as follows: from 33.6 weeks to 47 weeks; 32.7 weeks to 46 weeks; and 17.6 weeks to 31 weeks.

        New genetic information was presented at the World Lung Conference on six of the non-small cell lung cancer patients who had samples available for analysis. Biologic profiles were presented relating to three factors: c-Met gene amplification, epidermal growth factor receptor mutation status, and K-Ras mutation status. All of these factors are independently associated with non-small cell lung cancer disease outcome and prognosis, as well as with the likelihood of therapeutic benefit from epidermal growth factor receptor inhibitors, including erlotinib.

        Specifically, three of six evaluated patients were c-Met-amplified (previously associated with poor outcome in non-small cell lung cancer), five of five evaluated patients were epidermal growth factor receptor wild-type (previously associated with poorer response to epidermal growth factor receptor inhibitors), and one of five evaluated patients harbored a K-Ras mutation (previously associated with poorer response to epidermal growth factor receptor inhibitors and extremely unfavorable prognosis in non-small cell lung cancer). Furthermore, of the three non-small cell lung cancer patients who were still being treated with the ARQ 197-erlotinib combination, two of three were c-Met amplified, all were epidermal growth factor receptor wild-type, and one was positive for the K-Ras mutation.

        We completed recruitment in the Phase 2 trial in September, 2009 with approximately 170 patients enrolled in the U.S. and Europe. We plan to complete data analyses and announce the results of this trial in the first half of 2010.

  C-MetAssociated Soft Tissue Sarcomas

        C-Met-associated soft tissue sarcomas included in our trials are clear cell sarcoma, alveolar soft parts sarcoma and translocation-associated renal cell carcinoma. They are linked biologically through a common chromosomal abnormality that drives the over-expression of c-Met and the development of cancer. These tumors are generally resistant to all conventional therapies. We have demonstrated the ability of ARQ 197 to inhibit activation of c-Met and to kill clear cell sarcoma cells in vitro.

        In October, 2007, we initiated a Phase 2 trial in c-Met associated soft tissue sarcomas that employed an original dose of 120 milligrams twice daily. The dose was increased to 360 milligrams twice daily in October, 2008 following the identification of a maximum tolerated dose in the Royal Marsden trial. The primary objective of the trial was to determine the overall response rate in patients treated with ARQ 197. Secondary objectives include the evaluation of progression-free survival time, as well as six-month and one-year overall survival in these patients.

        During the first stage of the study, 23 patients were enrolled and treated with the 120 milligram dose. As announced in October, 2008, among 14 patients evaluable for efficacy, a partial response was observed in a patient with clear cell sarcoma, and 10 patients demonstrated stable disease. We subsequently proceeded to the second stage of the study, where additional patients were enrolled at the 360 milligram dose level. We also increased the dose administered to several patients from the first stage who continued to participate in this trial.

        We completed recruitment in the Phase 2 trial in February, 2010 with a total of approximately 50 patients enrolled in North America and Europe. We plan to complete final data analyses and announce the results of this trial in the first half of 2010. These final data will be evaluated by Daiichi Sankyo, regulatory authorities and us in formulating decisions about whether to proceed with Phase 3 clinical testing.

  Pancreatic Adenocarcinoma

        In pancreatic cancer, between 78 and 88 percent of tumor tissue samples from patients are estimated to over-express c-Met, indicating that the c-Met signaling pathway may play a role in the development of this disease and that inhibition of this pathway may represent a viable therapeutic intervention. ARQ 197 has shown anti-cancer activity in animal models of human pancreatic cancer.

        In October, 2007, we initiated an open-label, randomized Phase 2 trial in Eastern Europe in which approximately 72 patients with pancreatic adenocarcinoma were expected to be treated with either ARQ 197 or gemcitabine. Eligible patients were randomized to receive either 120 milligrams of ARQ 197 orally twice daily or intravenous infusion of gemcitabine at a dose of 1000 milligrams per meter squared and evaluated for overall survival, progression-free survival and overall response rate.

        A review of interim data from this trial conducted in 2008, supported by discussions with key opinion leaders, suggests that chemotherapy is a preferable approach to monotherapy kinase inhibition among the late-stage patients in this trial. We believe, therefore, that targeted therapy such as ARQ 197 may be best employed in the context of combination therapy in pancreatic cancer. Consequently, we have modified the original pancreatic clinical trial protocol by adding a combination arm consisting of ARQ 197 at 360 milligrams twice daily in combination with gemcitabine. To proceed with this plan, we are testing the safety of this combination compared to both individual arms, and we have been dosing patients with gemcitabine-treated tumors, including pancreatic adenocarcinoma. Based on a review of data generated in all arms, we will make a decision about adding a combination arm to the Phase 2 randomized study that will evaluate gemcitabine alone against gemcitabine in combination with ARQ 197 at 360 milligrams twice daily in pancreatic cancer patients.

  Hepatocellular Carcinoma

        Scientific literature provides evidence of the aberrant activation of the c-Met cell signaling pathway in hepatocellular carcinoma. The dysregulation of c-Met and hepatocyte growth factor expression has been shown to be common in this disease and associated with poor prognoses in patients with hepatocellular carcinoma. We believe that ARQ 197 offers a new therapeutic approach which may have clinical utility as monotherapy and in combination with existing therapies.

        We initiated a Phase 1-2 clinical trial program of ARQ 197 in hepatocellular carcinoma in March, 2009. This program includes trials of ARQ 197 both as a single agent and in combination with sorafenib. We dosed the first patient in the Phase 1 ARQ 197 monotherapy safety trial in hepatocellular carcinoma in March, 2009, and we dosed the first patient in the Phase 1 ARQ 197-sorafenib combination therapy safety trial in June, 2009.

        Following the evaluation of patients in the Phase 1 monotherapy trial, we initiated enrollment in a Phase 2 monotherapy trial with ARQ 197 in hepatocellular carcinoma in September, 2009. We expect to enroll approximately 100 patients with unresectable hepatocellular carcinoma who have failed one prior systemic therapy in this randomized, double-blind trial comparing patients treated with ARQ 197 to those treated with placebo, with the primary endpoint being time to progression. A Phase 2 ARQ

197-sorafenib combination therapy trial in hepatocellular carcinoma will be initiated pending the evaluation of safety data in the Phase 1 run-in trial.

        Data from the Phase 1 single agent safety trial in hepatocellular carcinoma were presented at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium in January, 2010. ARQ 197 was shown to be well tolerated in this patient population, and no drug related worsening of liver function was observed.

  Germ Cell Tumors

        The c-Met receptor tyrosine kinase is expressed in human testicular tissue, and analysis of archived testicular tumor specimens by ArQule has confirmed its presence in two thirds of tumor samples. In addition, early clinical evidence from our Phase 1 trial, including a partial response, as measured by Response Evaluation Criteria in Solid Tumors, suggests that inhibition of c-Met with ARQ 197 has anti-cancer activity in this tumor type.

        In January, 2010, Daiichi Sankyo initiated a Phase 2, single agent trial with ARQ 197 in germ cell tumors, including testicular and non-central nervous system tumors. The primary aim of this trial is to determine the objective response rate in patients with relapsed or refractory germ cell tumors treated with ARQ 197. Secondary objectives include determination of the progression free survival, overall survival, and safety and tolerability of ARQ 197 in this population. The study will be conducted by Daiichi Sankyo.

  Colorectal Cancer

        In pre-clinical studies, ARQ 197 has been demonstrated to be have anti-cancer activity against a human colorectal cancer xenograft model. Furthermore, the development of resistance to therapy with epidermal growth factor receptor inhibitors such as cetuximab, which along with the chemotherapeutic agent, irinotecan, is part of an existing combination therapy for colorectal cancer, may be linked to an increase in c-Met signaling.

        In February, 2010, Daiichi Sankyo initiated a Phase 1/2 clinical trial designed to evaluate the safety of ARQ 197 administered in combination with irinotecan and cetuximab in patients with metastatic colorectal cancer who possess the wild-type form of the KRAS gene. Pending the successful completion of the Phase 1 safety run-in portion of the trial, the randomized, double-blind, placebo controlled Phase 2 portion of the trial will be initiated, comparing ARQ 197 in combination with irinotecan and cetuximab to placebo with the same two drugs. The primary objective of Phase 2 will be progression-free survival. This Phase 1/2 study will be conducted by Daiichi Sankyo.

ARQ 621: Eg5 Inhibitor

Introduction

        ARQ 621 is a second-generation, small molecule inhibitor of the Eg5 kinesin motor protein. Recently published data have shown that over-expression of Eg5 causes genomic instability and tumor formation in animals, suggesting a potential role of Eg5 as an oncogene (cancer-causing gene). We believe that selective inhibition of Eg5 represents an attractive targeted therapy in cancer.

        ARQ 621 has been shown in pre-clinical studies to potently and selectively inhibit Eg5 while sparing other members of the kinesin protein superfamily. Exposure to ARQ 621 causes apoptosis and cell death in multiple human cancer cell lines in vitro and in vivo. At efficacious doses in animal studies, there is no observed evidence of hematological changes and bone marrow toxicity, the same side effects that have hampered the development by other companies of first-generation Eg5 inhibitors by virtue of limiting dosing regimens.

Clinical Trial

        In December 2008, the FDA accepted an IND for ARQ 621, and in March, 2009, the first patient was dosed in a Phase 1 trial with this compound. The primary objective of this trial is to determine the safety, tolerability and a recommended Phase 2 dose. Patients with metastatic solid tumors who are refractory to available therapies or for whom no standard systemic therapy exists are being enrolled. The number of patients to be enrolled will depend on the number of patient cohorts investigated until dose-limiting toxicity is reached, which we believe will occur in the first half of 2010.

ARQ 501 and ARQ 761: E2F-1 Activators

        ARQ 501 and ARQ 761 are designed to kill cancer cells selectively while sparing normal cells through the direct activation of DNA damage response/checkpoint pathways believed to be regulated by the E2F-1 regulatory protein, thereby restoring the ability of the cell to recognize unrepaired DNA damage and initiating the process of apoptosis, or programmed cell death, in these cells. ARQ 501 is the first product generated in this program, while ARQ 761 and ARQ 171 are second-generation compounds.

        As previously reported, Roche had an option to license worldwide rights for the development and commercialization of all products resulting from our E2F-1 program in the field of cancer therapy. Roche notified us in December 2008 that it did not intend to exercise its option to license the E2F-1 program, and therefore Roche's rights to develop and commercialize product candidates under our agreement terminated at the end of 2008. On January 30, 2009, the Company notified Roche that, in accordance with the terms of the agreement, it had exercised its right to terminate the agreement. As a result, all rights and licenses granted by the Company to Roche under the agreement were also terminated. We retain all rights to the E2F-1 program, have filed an IND for ARQ 761, and are currently exploring partnering options for the future development of this compound.

PRE-CLINICAL PROGRAMS AND DISCOVERY PLATFORM

B-RAF Kinase Inhibition

        Mutations of the B-RAF Kinase have been identified in a wide array of cancers, including a significant percentage of melanomas, papillary thyroid carcinomas and colon cancers. We have identified a proprietary series of potent inhibitors of B-RAF with desirable drug-like properties as shown both in vitro and in vivo. We are pursuing pre-clinical development of a lead candidate from this program. Pending the successful completion of pre-clinical safety assessment, we anticipate filing an IND for a B-RAF inhibitor in 2010.

ArQule Kinase Inhibitor Platform (AKIP™)

Introduction

        Oncology research and development activities conducted by biopharmaceutical companies are increasingly focused on kinases, which play pivotal roles in modulating diverse cellular activities and have been implicated as important mediators of certain forms of cancer and other diseases. The success of kinase inhibitors such as Tarceva, Gleevec and Nexavar has focused attention on the kinase field, resulting in the increased development of next-generation inhibitors that target cancers and other diseases such as inflammation. The current market for protein kinase inhibitors is estimated to exceed $7 billion and to reach $19 billion by 2013.

        During 2008, we discovered a novel binding mode of ARQ 197 to its target that effects inhibition of the c-Met receptor kinase without competing with ATP for binding. We have completed an initial research program with the objective of mapping the human kinome (consisting of 518 human kinase genes) for similar binding sites, and we have identified comparable sites in approximately 270 kinases in multiple therapeutic areas, leading to the establishment of AKIP™. We believe we have within this platform the capability to rationally design novel kinase inhibitors that encompass new chemical spaces and allow for an expanding intellectual property estate.

        We are actively designing and testing such novel kinase inhibitor compounds in silico (on the computer) to create new libraries of lead compounds that can be synthesized and purified rapidly using our proprietary robotic parallel chemistry platform. This platform is coupled to high throughput robotic-assisted kinase screens and biophysical assays.

        We believe the application of our discovery engine to find novel kinase inhibitors will enable us to expand into multiple chemical scaffolds that could generate novel intellectual property. We believe that in silico design and testing will shorten drug discovery timelines relative to drug discovery using traditional approaches. Furthermore, the ability of small molecules that inhibit kinases without competing with ATP for binding (the ATP binding site is highly conserved across different kinases) can lead to fewer off-target side effects.

        We anticipate that these novel kinase inhibitors, when targeted against selected therapeutically relevant kinases, will have utility in a broad range of human diseases in addition to cancer. We will seek to expand the applications of this proprietary drug discovery platform through collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

Daiichi Sankyo AKIP™ Oncology Collaboration

        In November 2008, we entered into our first collaboration utilizing AKIP™ in an agreement with Daiichi Sankyo. Pursuant to this agreement, we are applying our proprietary technology and know-how from this platform for the discovery of selective inhibitors of two target kinases in the field of oncology.

ArQule's Fibroblast Growth Factor Program

        During 2009, our independent application of the AKIP™ platform focused on the discovery of inhibitors of fibroblast growth factor receptor. In November, 2009, we presented data at the meeting of the American Association for Cancer Research, the National Cancer Institute and the European Organization for Research and Treatment of Cancer demonstrating the capabilities of this platform to generate a series of small molecule inhibitors of fibroblast growth factor receptor that are not ATP-competitive and show potent anti-tumor activity in fibroblast growth factor receptor-driven human and animal cancer models.

        Lead compounds from this program showed marked pharmacodynamic suppression of fibroblast growth factor receptor2, an isoform or sub-type of fibroblast growth factor receptor, and demonstrated corresponding growth inhibition in human gastric carcinoma cell lines. Growth of human gastric carcinoma tumor xenografts in athymic mice was significantly inhibited after nine daily oral administrations of prototype compounds, with a number of animals having their tumor burden eliminated. We are currently pursuing the development of our fibroblast growth factor receptor program independently, and pending the successful completion of pre-clinical activities, we may file an IND for a lead compound from this program in 2010.

CORPORATE PARTNERSHIPS

Daiichi Sankyo Co., Ltd.

        We have entered into two agreements with Daiichi Sankyo that form the basis of a strategic relationship for the development and discovery of novel oncology therapeutics. The agreement signed on December 18, 2008, is focused on the co-development of ARQ 197 to treat cancer. The agreement signed on November 7, 2008, is focused on the application of our AKIP™ platform to develop a new generation of highly selective, anti-cancer kinase inhibitors.

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

        The agreement provides for a $15 million upfront payment, which we received in November, 2008, and payments in research support for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

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

        In May, 2009 we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales.

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

        In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

        Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for clinical development costs and commercialization of the compound in the Asian territory, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

        In February, 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin marking the initiation by Kyowa Hakko Kirin of a Phase 1, dose escalation trial in Japan with ARQ 197. This payment was made under the terms of the exclusive license agreement between the two companies.

Pfizer, Inc.

        We have received milestone payments from Wyeth related to compounds we provided to them as part of our previous chemistry services operations. In 2009, Pfizer acquired Wyeth, and we recently learned that Pfizer is actively developing one of these compounds for the treatment of Alzheimer's disease. Although we do not participate in the development of this compound, we may be eligible to receive certain development milestone and royalty payments from Pfizer should this compound proceed through clinical development and be commercialized.

BUSINESS STRATEGY

        Our strategy is to build a fully integrated, commercial-stage biotechnology company that discovers, develops, manufactures, markets and sells safe, innovative, and effective small molecule drugs, currently in the field of oncology. Specifically, we intend to accomplish this through the following activities:

  •
  implementation of a broad clinical development program across multiple tumor types with our lead product candidate, ARQ 197, as monotherapy and in combination with other targeted therapies or cytotoxic agents;

  •
  application of our proprietary drug discovery technology to discover novel drugs in disease indications for which we believe we can develop products with advantages over current therapies or where no current therapy exists;

  •
  ongoing portfolio prioritization to select only our most promising product candidates for further development and thereby to reduce overall development risk and maximize market opportunities;

  •
  pursuit of partnerships or alliances with pharmaceutical and biotechnology companies to offset spending, balance risk, and gain expertise;

  •
  maintenance and expansion of our portfolio of patents, know-how and trade secrets; and

  •
  commercialization or co-commercialization of our drugs in the U.S. and receipt of royalties on sales in the rest of the world.

2010 Operational Goals

ARQ 197 / c-Met Program

        During 2010, we plan to pursue the clinical development of ARQ 197 through:

  •
  analysis of clinical data from the Phase 2 trial in NSCLC tumors in the first half of the year, followed by initiation of a Phase 3 trial in the second half of the year, if the final analysis of Phase 2 data, as well as discussions with our partner, Daiichi Sankyo, and regulatory authorities, support such a trial;

  •
  analysis of clinical data from the Phase 2 trial in c-Met-associated soft tissue sarcomas in the first half of the year, followed by initiation of a Phase 3 trial, if the final analysis of Phase 2 data, as well as discussions with Daiichi Sankyo and regulatory authorities, support such a trial;

  •
  substantial completion of patient accrual in the Phase 2 monotherapy trial in HCC;

  •
  completion of patient accrual in the Phase 1 combination therapy trial in sorafenib-treated tumors as a potential lead-in to a Phase 2 combination therapy trial in hepatocellular carcinoma, if safety data analysis, as well as discussions with Daiichi Sankyo and regulatory authorities, support such a trial;

  •
  completion of patient accrual in the Phase 1 combination therapy trial in gemcitabine-treated tumors as a potential lead-in to a Phase 2 combination therapy trial in pancreatic cancer and other gemcitabine-treated tumors, if safety data analysis, as well as discussions with Daiichi Sankyo and regulatory authorities, support such a trial;

  •
  accrual of patients in the recently initiated Phase 2 trial in colorectal cancer;

  •
  accrual of patients in the recently initiated Phase 2 trial in germ cell tumors.

ARQ 621 / Eg5 Program

  •
  completion of patient enrollment in ongoing Phase 1 trial;

  •
  initiation of a Phase 2 trial if data analysis from Phase 1 trial and discussions with regulatory authorities support such a trial.

Pre-clinical Pipeline

        During 2010, we plan to complete pre-clinical development and to file one IND for a product from either:

  •
  B-RAF kinase program;

  •
  FGFR kinase program.

AKIP™ Discovery Platform

  •
  continue to execute our AKIP collaboration with Daiichi Sankyo, which is focused on two kinase targets in the field of oncology;

  •
  seek additional collaborations that apply the capabilities of this platform toward validated kinase targets in oncology or other therapeutic areas.

Development Strategy

        Our strategy for developing specific compounds into commercial products has the following components:

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

        Focus on cancer, a market with a large unmet need.    Cancer is the second most common cause of death in the western world. According to the American Cancer Society, approximately 562,000 cancer-related deaths were projected to occur and 1.4 million new cases were projected to be diagnosed in the U.S. during 2009. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as 77 percent of cancers occur in the over-55 year old population. The National Cancer Institute estimates that between 2002 and 2006 the median age of cancer patients at death was 73, and the overall healthcare cost of cancer in the U.S. during 2008 was $228 billion.

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

        Utilize our AKIP discovery platform.    We have discovered a novel binding mode of ARQ 197 to its target, the c-Met receptor kinase. We have completed initial research in the human kinome (consisting of 518 human kinase genes) and identified similar binding sites in approximately 270 kinases, which has led to the establishment of AKIP™. We believe we have within this platform the capability to design novel kinase inhibitors with a novel, non-ATP competitive mechanism of action. In so doing, we plan to exploit unencumbered chemical space with the potential for an expanding intellectual property estate. We will seek to expand our proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

        Benefit from the resources and strengths of collaborators.    In April, 2007, we announced that we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia, and in November, 2008, we entered into a strategic relationship with Daiichi Sankyo to develop and commercialization ARQ 197 in those areas of the world not covered by the Kyowa Hakko Kirin agreement, as well as to develop a new generation of highly selective kinase inhibitors by applying our AKIP™ platform. We benefit from the resources and expertise of these partners, and we intend to pursue future partnership arrangements as appropriate when the capabilities of a potential partner complement our strengths in drug discovery and development.

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

        For our c-Met program, we have an issued patent in Japan for the composition of matter of the Company's lead compound, ARQ 197. This issued patent will expire in February 2026. We also have an issued patent in the U.S. relating to the preparation of an intermediate in the synthesis of ARQ 197, which expires in December 2020. In addition, we have received a notice of allowance and fees due from the U.S. Patent and Trademark Office for a patent covering the composition of matter of ARQ 197. The U.S. Patent and Trademark Office has made an initial determination that the patent will be entitled to a patent term adjustment of 674 days beyond its normal expiration date of February 2026 to December 2028 (and in addition, there is the possibility of a patent term extension based upon regulatory review). We also have notices of allowance from the Republic of Korea and the Republic of Singapore for composition of matter patent applications covering ARQ 197. These patents will expire in February 2026. Furthermore, we have pending U.S., European and other foreign applications covering the composition of matter and pharmaceutical compositions containing this compound, as well as its therapeutic uses in the treatment of cancer and other diseases.

        With respect to the lead compounds in our Eg5 and FGFR programs, we have filed patent applications in the U.S., Europe and other foreign applications covering composition of matter and pharmaceutical compositions of these compounds as well as their therapeutic uses in the treatment of cancer and other diseases. Furthermore, through the application of our AKIP™ discovery platform to the discovery of small molecule kinase inhibitors, we have filed numerous composition of matter patent applications in various countries.

        Regarding the E2F-1 Program, we have issued patents and pending applications that cover the formulations, syntheses and therapeutic uses of ARQ 501 in the treatment of cancer. ARQ 501 is derived from a naturally occurring substance, and we do not have patents that cover the composition of this compound. Our current lead compound in the E2F-1 Program, ARQ 761, is a reformulation of ARQ 501 and we have pending U.S., European and other foreign applications covering the composition of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. Our issued and allowed patents for the E2F-1 Program have expiration dates which range from February 2018 to July 2025.

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

        "ArQule", the ArQule logo, "Activated Checkpoint Therapy", and "AMAP" are trademarks of ArQule that are registered in the U.S. Patent and Trademark Office. The term "AKIP" is a trademark of ArQule.

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

        In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Genesys, Inc., Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Exelixis, Inc., GlaxoSmithKline, Idera Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Oxigene, Inc., Pharmacopeia, Inc., Plexxikon, Inc.,Telik, Inc., and Vertex Pharmaceuticals Inc.

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

        Generally, in order to gain marketing authorization, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. FDA in the U.S., European Medicines Agency ("EMA") in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application ("CTA") application with the appropriate regulatory authority outside of the United States. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risks.

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

        After completion of clinical trials of a new product, regulatory marketing approval must be obtained. If the product is classified as a new pharmaceutical, our collaborator or we will be required to file a New Drug Application ("NDA") or Marketing Authorization Application ("MAA"), and receive approval before commercial marketing of the drug. The marketing application contains, among other things, the results of the non-clinical and clinical testing of the drug. Marketing applications submitted to any regulatory authority can take several years to obtain approval and the regulatory authority is not obligated to grant approval at all. A regulatory agency can condition marketing approval on the conduct of costly post-marketing follow-up studies or can place restrictions on the sale or marketing of the drug in order to manage risks.

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

EMPLOYEES

        As of February 1, 2010, we employed 111 people in Woburn, Massachusetts. Of that total, 82 are engaged in research and development and 29 in general and administration, and 41 hold Ph.D.s, 4 hold M.D.s and 24 hold Masters in the Sciences.

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

EXECUTIVE OFFICERS

        Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2010.

NAME	AGE	POSITION
Paolo Pucci	48	Chief Executive Officer and a Director
Peter S. Lawrence	46	President and Chief Operating Officer
Dr. Brian Schwartz	48	Chief Medical Officer
Dr. Thomas C.K. Chan	54	Chief Scientific Officer

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

Brian Schwartz, M.D.
Chief Medical Officer

        Dr. Schwartz joined ArQule in July 2008 from Ziopharm Oncology, Inc., where as Senior Vice president, clinical and regulatory affairs, and Chief Medical Officer he built and led clinical, regulatory, and quality assurance departments responsible for the development of new cancer drugs. Prior to

Ziopharm, Dr. Schwartz held a number of positions at Bayer Healthcare. His experience in oncology has encompassed the clinical development of novel cytostatic, cytotoxic and immunological agents. At Bayer, Dr. Schwartz was a key physician responsible for the global clinical development of Nexavar® (sorafenib) and led the clinical team through a successful Phase 3 trial in renal cell cancer, leading to FDA approval. He has extensive regulatory experience working with the FDA's Oncology Division, the European Medicines Agency (EMA), and numerous other health authorities. Dr. Schwartz has also been responsible for U.S. clinical and regulatory activities, including Phase 4 studies and interactions with the National Cancer Institute and other oncology cooperative groups. Dr. Schwartz received his medical degree from the University of Pretoria, South Africa, practiced medicine, and worked at the University of Toronto prior to his career in industry.

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

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR INDUSTRY AND BUSINESS STRATEGY

Development of our products is at an early stage and we may not successfully develop a drug candidate that becomes a commercially viable drug.

        The discovery and development of drugs is inherently risky and involves a high rate of failure. Discovery and development of commercial drugs are relatively new to us. Our drug candidates and drug research programs are in early stages and require significant, time-consuming and costly research and development, testing and regulatory approvals.

        Our leading clinical-stage product candidate, ARQ 197, is based on inhibition of the c-Met receptor tyrosine kinase. Two of our other product candidates, ARQ 501 (Phase 2) and ARQ 761 (IND filed), are based on activation of the DNA damage response mechanism mediated by the E2F-1 transcription factor and a third, ARQ 621 (Phase 1), is based on inhibition of the Eg5 kinesin spindle protein. Although drugs have been approved that inhibit the activity of protein kinases and other enzymes and mitotic proteins such as tubulins, to our knowledge, no company has received regulatory approval for a drug based on the specific proteins targeted by any of our product candidates. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.

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

        We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed five IND applications, and we have initiated sixteen Phase 1 clinical trials of which eleven have been completed, and seven Phase 2 clinical trials of which four have been completed. We have not conducted a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.

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

        From our inception in 1993 through December 31, 2009 we have incurred cumulative losses of approximately $369 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.

        We expect our expenses to increase significantly as we spend additional amounts to fund research, development, clinical testing and commercialization of our drug candidates. We currently have two product candidates in various stages of clinical development. We anticipate filing an IND application for an additional product candidate in 2010. As a result, we will need to generate significant additional revenues to achieve profitability.

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

        Volatility and disruption in the global capital and credit markets in 2008 and 2009 have led to a tightening of business credit and investment capital in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, our efforts to raise capital will face additional difficulties.

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

        We may seek the capital necessary to fund our operations through public or private equity offerings, debt financings, or collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interests will be diluted and the terms of such securities may include liquidation or other preferences that adversely affect our stockholders' rights. Other debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or grant licenses on terms that are not favorable to us. There can be no assurance that sufficient funds will be available to us when required, on satisfactory terms, or at all. If we are unable to obtain additional funds when needed, we may have to delay, reduce the scope of or eliminate some of our development and commercialization programs, or obtain funds through other arrangements on unattractive terms, which could prevent us from successfully executing our business strategy.

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

        Auction failures occurred during 2008 and 2009 with respect to certain of our ARS thereby rendering illiquid our ARS holdings, which as of December 31, 2009 were $59.5 million at par value. As a result of this occurrence, on July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the ARS held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. UBS Financial Services had served as our financial advisor with respect to our ARS holdings and had purchased them on our behalf. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. The balance under the Facility at December 31, 2009 was $44.4 million.

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

        As of December 31, 2009, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $179 million, $117 million and $21 million respectively, which expire at various dates through 2029. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We recently undertook a detailed study of our NOL and research and development credit carryforwards to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe Sections 382's limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

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

        Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other countries, for example EMA in the E.U. These regulations govern or influence the manufacturing, assessment of benefit and risk, safety, labeling, storage, records and marketing of these products.

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

        The regulatory process requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, the results of later trials may not confirm the positive results of earlier preclinical studies or trials. Delays or rejections may also be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval phases of our product candidates may cause delays in the approval or rejection of an application. We are currently in Phase 1 and Phase 2 clinical testing of ARQ 197 and Phase 1 clinical testing of ARQ 621. We have never conducted a Phase 3, or pivotal, clinical trial, nor have we filed or prosecuted the applications necessary to gain regulatory approvals.

        A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound's activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. the FDA in the United States, the EMA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a CTA application with the appropriate regulatory authority outside of the United States. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.

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

        On May 2, 2005, we completed a transaction to sell the Woburn facility and simultaneously leased the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease term for up to an additional ten years. See Note 6, "Property and Equipment" in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

        In March 2002, we entered into an eight year lease, expiring on February 28, 2010, with Pacific Shores Development LLC for approximately 34,000 square feet of laboratory and office space in Redwood City, California. Our monthly lease payment is $75,823 per month, subject to annual escalation provisions. In the third quarter of 2004, we entered into a sublease, which expires on February 28, 2010, for the California facility. See Note 9, "Restructuring Actions" in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders for a vote during the fourth quarter of 2009.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

        The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2004 to December 31, 2009, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2004. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ArQule, Inc.	100.00	105.70	102.25	100.17	72.88	63.73
NASDAQ Market (U.S. Companies) Index	100.00	102.13	112.20	121.67	58.62	84.20
NASDAQ Biotechnology Index	100.00	102.84	103.89	108.65	94.93	109.77

        ArQule's common stock is traded on the NASDAQ Global Market under the symbol "ARQL".

        The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule's common stock:

	HIGH	LOW
2008
First Quarter	$6.09	$3.53
Second Quarter	4.55	3.25
Third Quarter	4.06	2.30
Fourth Quarter	4.70	1.75
2009
First Quarter	$4.91	$2.62
Second Quarter	6.38	3.71
Third Quarter	6.35	4.50
Fourth Quarter	4.65	3.17
2010
First Quarter (through February 16, 2010)	$3.96	$2.97

        As of February 16, 2010, there were approximately 98 holders of record and approximately 6,048 beneficial shareholders of our common stock.

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

        All amounts for 2006 and 2005 have been restated to reflect our discontinued chemistry services operations. The following data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2009*	2008*	2007*	2006*	2005
STATEMENT OF OPERATIONS DATA:
Revenue:
Research and development revenue(a)(b)(c)(d)	$25,198	$14,141	$9,165	$6,626	$6,628
Costs and expenses:
Research and development	49,495	49,629	53,727	47,428	24,646
General and administrative	13,317	16,918	15,069	11,560	8,688

Total costs and expenses	62,812	66,547	68,796	58,988	33,334

Loss from continuing operations	(37,614)	(52,406)	(59,631)	(52,362)	(26,706)
Interest income	1,089	3,342	6,259	5,139	3,700
Interest expense	(655)	(472)	—	—	(369)
Other income (expense)(e)	1,594	(1,328)	—	—	—
Loss on investment	—	—	—	—	(250)

Net loss from continuing operations	(35,586)	(50,864)	(53,372)	(47,223)	(23,625)
Income from discontinued operations(f)	—	—	—	15,783	16,105

Net loss before income taxes	(35,586)	$(50,864)	$(53,372)	$(31,440)	$(7,520)
Provision for income taxes	(550)	—	—	—	—

Net loss	$(36,136)	$(50,864)	$(53,372)	$(31,440)	$(7,520)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.82)	$(1.16)	$(1.33)	$(1.33)	$(0.68)
Income from discontinued operations(f)	—	—	—	0.45	0.46

	$(0.82)	$(1.16)	$(1.33)	$(0.88)	$(0.22)

Weighted average common shares outstanding— basic and diluted	44,169	43,870	40,040	35,539	34,619

*
As of January 1, 2006, all share-based payments have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method and, consequently, has not adjusted results from prior years. Stock-based compensation expense was approximately $3.4 million, $5.7 million, $5.0 million and $3.2 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

	DECEMBER 31,
	2009	2008	2007	2006	2005
Cash, cash equivalents and marketable securities (g)(h)	$154,677	$141,890	$135,082	$95,832	$140,643
Marketable securities-long term	8,814	64,219	—	—	—

	$163,491	$206,109	$135,082	$95,832	$140,643
Working capital	73,569	59,680	111,797	80,557	105,646
Notes payable	46,100	47,750	—	—	—
Total assets(i)	171,880	214,212	142,210	104,820	156,684
Total stockholders' equity(g)(h)	11,535	43,467	88,041	79,954	105,458

(a)
In April 2004, ArQule entered into an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. Roche provided immediate research funding of $15 million, and provided financial support for ongoing research and development through the first quarter of 2008.

(b)
In April 2007, ArQule entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia. The agreement includes upfront licensing fees of $30 million, which were received in 2007. In addition the agreement provides for potential development milestones of $93 million, as well as sales milestones and royalty payments upon commercialization.

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

(d)
In December 2008, ArQule entered into an exclusive license agreement with Daiichi Sankyo to develop and commercialize ARQ 197 in U.S., Europe, South America and the rest of the world, excluding Japan and parts of Asia. The agreement includes upfront licensing fees of $60 million, which were received in 2008. In addition the agreement provides for potential development and sales milestones of $560 million, and royalty payments upon commercialization.

(e)
In the fourth quarter of 2008, we agreed to participate in a settlement agreement with UBS AG whereby we received a Put Option to repurchase $62.4 million of our auction rate securities at par value at any time during the period from June 30, 2010 through July 2, 2012. We accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities. The fair value of the Put Option of $6.7 million was recorded as other income and was reported in other income (expense) in the statement of operations. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. This resulted in an other-than-temporary impairment of $8.0 million in 2008 which was recorded in other income (expense) in the statement of operations.

In 2009 the fair value of the Put Option decreased by $1.6 million resulting in a loss and the fair value of our auction rate securities increased by $3.2 million resulting in a gain. The Put Option loss and auction rate securities gain were both recorded in other income (expense) in the statement of operations.

(f)
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

(g)
In January 2005, we completed a stock offering in which we sold 5.8 million shares of common stock at a price of $5.25 for net proceeds of $28.3 million after commissions and offering expenses.

(h)
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

(i)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target the specific biological pathways implicated in a wide range of cancers. We employ novel technologies such as our ArQule Kinase Inhibitor Platform ("AKIP™") to design and develop drugs that have the potential to fulfill this mission.

        Our products and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties and designed to act specifically against cancer cells. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs.

        Our lead product is ARQ 197, a non-adenosine triphosphate ("ATP")-competitive inhibitor of the c-Met receptor tyrosine kinase ("c-Met"). C-Met is a promising target for cancer therapy, as evidence suggests that plays a key roll in cancerous cell proliferation, tumor spread, new blood vessel formation and drug resistance. Our ongoing Phase 2 clinical trial program with ARQ 197 encompasses six tumor types, including non-small cell lung cancer, c-Met-associated soft tissue sarcomas, pancreatic adenocarcinoma, hepatocellular carcinoma, germ cell tumors and colorectal cancer. We believe the trials within the Phase 2 program for ARQ 197 offer the potential for proof-of-principle data that can be generated in one or more indications beginning in early 2010 through 2011, as well as the potential for fast-to-market regulatory pathways in certain indications.

        We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin"). Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received.

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidate in this pipeline is ARQ 621, an inhibitor of the Eg5 kinesin motor protein that is in Phase 1 clinical testing. Additional pipeline assets include ARQ 501 and ARQ 761, activators of the cell's DNA damage response mechanism that we plan to develop further on a partnered basis. We are also pursuing pre-clinical development of an inhibitor of the B-RAF kinase that is in toxicology testing leading to a potential Investigational New Drug ("IND") submission in 2010.

        Our drug design efforts are focused primarily on the AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase. ATP is a chemical found in all living cells and is involved in a variety of physiological processes. We have assessed AKIP™'s potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. With the AKIP™ technology, we have discovered and optimized a series of small molecule inhibitors of fibroblast growth factor receptor inhibitors that are in pre-clinical development, with the potential submission of an IND for a lead product candidate in 2010. We are also pursuing a drug discovery collaboration with Daiichi Sankyo that utilizes the capabilities of the AKIP™ technology to discover compounds that inhibit two kinase targets in the field of oncology.

        We have incurred a cumulative deficit of $368.6 million from inception through December 31, 2009. We expect research and development costs to increase during the course of 2010, due to clinical testing of our lead product candidates. We recorded a net loss for 2007, 2008, 2009 and expect a net loss for 2010.

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

        On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

        In May, 2009 we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,			% increase (decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in millions)
Cash, cash equivalents and marketable securities short-term	$154.7	$141.9	$135.1	9%	5%
Marketable securities long-term	8.8	64.2	—	(86)%	—
Notes payable	46.1	47.8	—	(3)%	—
Working capital	73.6	59.7	111.8	23%	(47)%

	December 31,
	2009	2008	2007
	(in millions)
Cash flow from:
Operating activities	$(41.8)	$27.5	$(16.0)
Investing activities	(62.6)	55.3	(35.8)
Financing activities	(0.9)	48.3	56.3

        Cash flow from operating activities.    Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. In 2009, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash outflow of $41.8 million.

        Cash flow from investing activities.    Our net cash used in investing activities of $62.6 million in 2009 was comprised of net purchases of marketable securities of $62.0 million, partially offset by acquisitions of fixed assets of $0.7 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company's constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

        Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

        Beginning in the first quarter of 2008 and continuing throughout 2009, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the "Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities. The Company has classified its auction rate securities as trading securities reflecting the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The net increase in value of our Put Option and auction rate securities totaling $1.6 million for the year ended 2009 was recorded as a gain in other income (expense) in the statement of operations. The net decrease in value of our Put Option and auction rate securities totaling $1.3 million for the year ended 2008 was recorded as a loss in other income (expense) in the statement of operations.

        Our marketable securities portfolio as of December 31, 2009 and 2008 includes $59.5 million (at cost) and $65.3 million (at cost), respectively, invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility currently bear interest at a rate not to exceed the weighted average interest rate that we earn from the underlying auction rate securities securing the loan. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. In July 2008, we drew down $46.1 million under the Facility. The funds are available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital.

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

        Cash flow from financing activities.    Our net cash used by financing activities of $0.9 million in the year ended December 31, 2009 was from the $1.6 million payment on our notes payable, partially offset by additional cash inflow of $0.7 million from stock option exercises and employee stock plan purchases.

        Our net cash provided by financing activities of $48.3 million in the year ended December 31, 2008 was primarily from the $46.1 million we borrowed under our collateralized, revolving credit line agreement (as described above) and the $1.7 million we borrowed under a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities.

        Our net cash provided by financing activities of $56.3 million in 2007 was comprised primarily of the proceeds from our June 2007 stock offering, wherein we sold 7 million shares of common stock at $7.75 per share for aggregate net proceeds of $50.5 million after commissions and offering expenses. During July 2007, the Company received net proceeds of $3.6 million when the underwriters exercised a portion of their over-allotment option and purchased an additional 502,000 shares of common stock. Stock option exercises and employee stock plan purchases provided additional cash inflow of $2.2 million.

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

        Our contractual obligations were comprised of the following as of December 31, 2009 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$46,100	$46,100	$—	$—	$—
Operating lease obligations	17,900	3,476	7,096	6,258	1,070
Purchase obligations	8,156	8,156	—	—	—

Total	$72,156	$57,732	$7,096	$6,258	$1,070

        Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company's research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $44.4 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

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

Stock-Based Compensation

        Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option's expected term, risk-free interest rate over the option's expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock option grants.

Cash Equivalents and Marketable Securities

        We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. The Company classifies its investments as either current or long-term based upon the investments' contractual maturities and the Company's ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

        We determine on a quarterly basis the fair value of our investment portfolio. Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established.

RESULTS OF OPERATIONS

        The following are the results of operations for the years ended December 31, 2009, 2008 and 2007:

Revenue

				% increase (decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in millions)
Research and development revenue	$25.2	$14.1	$9.2	78%	54%

        2009 as compared to 2008:    Research and development revenue in 2009 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement. The increase in 2009 is primarily due to revenue from Daiichi Sankyo. Revenue of $8.2 million was recognized in 2008 from the Roche alliance agreement that was terminated in December 2008.

        2008 as compared to 2007:    Research and development revenue in 2008 is comprised of revenue from the Kyowa Hakko Kirin exclusive license agreement, the Daiichi Sankyo development and research collaborations agreements entered into in 2008, and the Roche alliance agreement. The increase in 2008 is primarily due to revenue from Kyowa Hakko Kirin. Following the termination of the Roche alliance agreement in 2008, $1.6 million of deferred revenue was recognized in 2008, in addition to the $6.6 million recurring annual amount. No further revenues will be recognized under the collaboration with Roche.

Research and development

				% increase (decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in millions)
Research and development	$49.5	$49.6	$53.7	—	(8)%

        2009 as compared to 2008:    The $0.1 million decrease in research and development expense in 2009 is primarily due to (i) a decrease of $2.4 million in outsourced costs related to the phase 1 and 2 clinical programs with ARQ 501 and ARQ 171, (ii) a decrease of $0.3 million in other outsourced preclinical and product development costs, (iii) a $3.8 million increase in outsourced costs related to the phase 1 and 2 clinical programs for ARQ 197, and (iv) a $1.1 million decrease in personnel and related costs. At December 31, 2009, we had 82 employees dedicated to our research and development program, up from 77 employees at December 31, 2008.

        2008 as compared to 2007:    The $4.1 million decrease in research and development expense in 2008 is primarily due to (i) a decrease of $7.4 million in outsourced costs related to the phase 1 and 2 clinical programs with ARQ 501 and ARQ 171, (ii) a decrease of $4.5 million in connection with the Company's sponsored research agreement with Boston Biomedical Institute ("BBI") that was completed in 2008, (iii) a $1.4 million increase in outsourced costs related to the phase 1 and 2 clinical programs for ARQ 197 (iv) an increase of $2.8 million in other outsourced preclinical and product development costs, and (v) $3.7 million in additional personnel and related costs, including $0.5 million incurred in conjunction with the separation agreement of our prior chief medical officer. At December 31, 2008, we had 77 employees dedicated to our research and development program, down from 78 employees at December 31, 2007.

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

        The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Year Ended December 31, 2009	Program-to-date
c-Met program—ARQ 197	Phase 2	$18.9	$53.1

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

General and administrative

				% increase (decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in millions)
General and administrative	$13.3	$16.9	$15.1	(21)%	12%

        2009 compared to 2008:    General and administrative expense in 2009 decreased by $3.6 million principally due to $2.0 million of stock compensation costs incurred in 2008 resulting from senior management transitions that did not recur in 2009, a decrease of $0.7 million in personnel and related costs and lower professional fees of $0.6 million. General and administrative headcount was 29 at December 31, 2009, compared to 30 at December 31, 2008.

        2008 compared to 2007:    General and administrative expense increased $1.8 million in 2008 primarily due to increased stock-based compensation expense resulting from senior management transitions. General and administrative headcount was 30 at December 31, 2008, compared to 32 at December 31, 2007.

Restructuring

        In December 2002, we announced a major restructuring of our operations in order to realign our workforce and expedite the transition towards becoming a drug discovery company. The restructuring actions included closing our facility in Redwood City, California.

        The facility-related accrual, which represents the difference between our lease obligation for the California facility and the amount of sublease payments it will receive under its sublease agreement, will be paid out through 2010.

        Activities against the restructuring accrual in 2008 and 2009 were as follows (in thousands):

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of December 31, 2008
Facility-related	$1,366	$—	$(628)	$738

Total restructuring accrual	$1,366	$—	$(628)	$738

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of December 31, 2009
Facility-related	$738	$—	$(660)	$78

Total restructuring accrual	$738	$—	$(660)	$78

Interest income, interest expense and other income (expense)

				% increase (decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in millions)
Interest income	$1.1	$3.3	$6.3	(67)%	(47)%
Interest expense	(0.7)	(0.5)	—	39%	—
Other income (expense)	1.6	(1.3)	—	220%	—

        Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in 2009 and 2008 due to lower interest rates earned on our portfolio. Interest expense in 2009 and 2008 was incurred on our notes payable.

        Other income (expense) in 2009 includes an unrealized gain on our auction rate securities of $3.2 million, partially offset by an other-than-temporary impairment of $1.6 million on our auction rate security Put Option. Other income (expense) in 2008 includes an other-than-temporary impairment on our auction rate securities of $8.0 million, partially offset by a $6.7 million gain upon recognition of the fair value of our auction rate security Put Option received from our 2008 settlement agreement with UBS.

Provision for income taxes

        The Company recorded $0.6 million of federal income tax expense in 2009 attributable to alternative minimum tax ("AMT"). The Company's taxable income for the year ended December 31, 2009 primarily results from timing differences in recognition of research and development revenues. For purposes of AMT the Company can only offset 90% of its current period taxable income with net operating loss carryforwards. The remaining 10% is subject to federal AMT at a tax rate of 20%. Although the Company is entitled to an AMT credit against future federal regular income tax, the Company recorded a valuation allowance against this credit since it is more likely than not that this tax credit will not be realized. There was no current or deferred tax expense for the years ended December 31, 2008 or 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2009, we adopted the new authoritative guidance on fair value measurements for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the new guidance for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on our financial statements; however, it could have an impact in future periods.

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

        In June 2009, we adopted new authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the new guidance did not impact our financial statements. We evaluated all events or transactions that occurred after December 31, 2009 and we did not have any material recognizable subsequent events.

        In September 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not impact on our financial position, results of operations, or liquidity.

        In October 2009, the FASB approved for issuance Accounting Standards Update ("ASU") 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification ("ASC") Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

        Our cash and marketable securities include U.S. Treasury bill funds, money market funds, and U.S. federal and state agency backed certificates, including auction rate securities that have strong credit ratings.

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

        Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

        Beginning in the first quarter of 2008 and throughout 2009, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the "Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting UBS's offer, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option. As a result, $6.7 million was recorded in other income (expense) which represents the fair value of the Put Option during the year ended December 31, 2008. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. As a result of our intention to exercise the Put Option, we no longer demonstrate the ability and intent to hold our auction rate securities and recorded an other-than-temporary impairment totaling $8.0 million which was recorded as other expense in the year ended December 31, 2008. In the year ended December 31, 2009 we recorded an unrealized gain on our auction rate securities of $3.2 million, partially offset by an other-than-temporary impairment of $1.6 million on our auction rate security Put Option.

        ArQule's marketable securities portfolio as of December 31, 2007 was $124.2 million. The portfolio included $92.6 million (at cost) invested in auction rate securities of which, $67.7 million (at cost) were associated with auctions that failed subsequent to February 12, 2008. In the year ended December 31, 2008, ArQule sold $27.3 million (at cost) of auction rate securities that were held at December 31, 2007. ArQule's marketable securities portfolio as of December 31, 2008 was $65.3 million (at cost) invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008. On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). In July 2008, we drew down $46.1 million under the Facility. During 2009, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArQule, Inc.

        In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2010

ARQULE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$36,551	$141,890
Marketable securities	118,126	—
Prepaid expenses and other current assets	2,476	772

Total current assets	157,153	142,662
Marketable securities-long term	8,814	64,219
Property and equipment, net	4,585	5,620
Other assets	1,328	1,711

Total assets	$171,880	$214,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,360	$14,260
Notes payable	46,100	47,750
Current portion of deferred revenue	24,572	20,420
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	83,584	82,982
Restructuring accrual, net of current portion	—	78
Deferred revenue, net of current portion	74,321	84,693
Deferred gain on sale leaseback, net of current portion	2,440	2,992

Total liabilities	160,345	170,745
Commitments and contingencies (Note 14)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,772,945 and 44,153,237 shares issued and outstanding at December 31, 2009 and 2008, respectively	448	442
Additional paid-in capital	379,621	375,478
Accumulated other comprehensive income	55	—
Accumulated deficit	(368,589)	(332,453)

Total stockholders' equity	11,535	43,467

Total liabilities and stockholders' equity	$171,880	$214,212

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$25,198	$14,141	$9,165
Costs and expenses:
Research and development	49,495	49,629	53,727
General and administrative	13,317	16,918	15,069

	62,812	66,547	68,796

Loss from operations	(37,614)	(52,406)	(59,631)
Interest income	1,089	3,342	6,259
Interest expense	(655)	(472)	—
Other income (expense)	1,594	(1,328)	—

Net loss before taxes	(35,586)	(50,864)	(53,372)
Provision for income taxes	(550)	—	—

Net loss	$(36,136)	$(50,864)	$(53,372)

Basic and diluted loss per share:
Net loss per share	$(0.82)	$(1.16)	$(1.33)

Weighted average common shares outstanding-basic and diluted	44,169	43,870	40,040

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK
				ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL		ACCUMULATED DEFICIT	STOCKHOLDERS' EQUITY	TOTAL COMPREHENSIVE LOSS
Balance at December 31, 2006	35,811,709	$358	$307,965	$(152)	$(228,217)	$79,954
Stock option exercises and issuance of stock	351,621	4	1,757			1,761
Employee stock purchase plan	95,783	1	474			475
Stock based compensation expense			4,971			4,971
Issuance of common stock from stock offering, net	7,502,000	75	54,029			54,104
Change in unrealized loss on marketable securities				148		148	$148
Net loss					(53,372)	(53,372)	(53,372)

Balance at December 31, 2007	43,761,113	438	369,196	(4)	(281,589)	88,041
2007 Comprehensive loss							$(53,224)

Stock option exercises and issuance of stock	246,931	2	180			182
Employee stock purchase plan	145,193	2	394			396
Stock based compensation expense			5,708			5,708
Change in unrealized loss on marketable securities				4		4	$4
Net loss					(50,864)	(50,864)	(50,864)

Balance at December 31, 2008	44,153,237	442	375,478	—	(332,453)	43,467
2008 Comprehensive loss							$(50,860)

Stock option exercises and issuance of stock	427,797	4	218			222
Employee stock purchase plan	191,911	2	494			496
Stock based compensation expense			3,431			3,431
Change in unrealized gain on marketable securities				55		55	$55
Net loss					(36,136)	(36,136)	(36,136)

Balance at December 31, 2009	44,772,945	$448	$379,621	$55	$(368,589)	$11,535

2009 Comprehensive loss							$(36,081)

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(36,136)	$(50,864)	$(53,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,695	1,702	1,714
Amortization of premium/discount on marketable securities	917	20	26
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation.	3,431	5,708	4,971
Loss (gain) on auction rate securities put option	1,610	(6,684)	—
Loss (gain) on auction rate securities	(3,204)	8,012	—
Loss on disposal of fixed assets.	—	14	160
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,704)	654	736
Other assets	383	80	486
Accounts payable and accrued expenses	(1,900)	98	3,886
Restructuring accrual, net of current portion.	(78)	(660)	(628)
Deferred revenue	(6,220)	69,940	26,597

Net cash provided by (used in) operating activities	(41,758)	27,468	(15,976)

Cash flows from investing activities:
Purchases of marketable securities	(94,086)	(8,789)	(181,555)
Proceeds from sale or maturity of marketable securities	32,097	67,473	147,020
Additions to property and equipment	(660)	(3,519)	(1,236)
Proceeds from disposal of property and equipment	—	94	—

Net cash provided by (used in) investing activities	(62,649)	55,259	(35,771)

Cash flows from financing activities:
Proceeds from notes payable	—	47,750	—
Payment of notes payable	(1,650)	—	—
Proceeds from registered direct stock offering, net	—	—	54,104
Proceeds from issuance of common stock	718	578	2,236

Net cash provided by (used in) financing activities	(932)	48,328	56,340

Net increase (decrease) in cash and cash equivalents.	(105,339)	131,055	4,593
Cash and cash equivalents, beginning of period	141,890	10,835	6,242

Cash and cash equivalents, end of period	$36,551	$141,890	$10,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        The Company paid interest on debt of $655, $472 and $0 in 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS

        We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 and engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target the specific biological pathways implicated in a wide range of cancers.

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

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidate in this pipeline is ARQ 621, an inhibitor of the Eg5 kinesin motor protein that is in Phase 1 clinical testing. Additional pipeline assets include ARQ 501 and ARQ 761, activators of the cell's DNA damage response mechanism that we plan to develop further on a partnered basis. We are also pursuing pre-clinical development of an inhibitor of the B-RAF kinase. Our drug design efforts are focused primarily on AKIP™", which we are using to generate compounds designed to inhibit a variety of kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase. With the AKIP™ technology, we have discovered and optimized a series of small molecule inhibitors of fibroblast growth factor receptor inhibitors that are in pre-clinical development.

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

Cash Equivalents and Marketable Securities

        We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. We generally classify our

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. The Company classifies its investments as either current or long-term based upon the investments' contractual maturities and the Company's ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

        We determine on a quarterly basis the fair value of our investment portfolio. Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established.

Fair Value of Financial Instruments

        At December 31, 2009 and 2008 our financial instruments consist of cash, cash equivalents, accounts payable, accrued expenses and notes payable. The carrying amount of these financial instruments approximate their fair values. At December 31, 2009 and 2008, our financial instruments also included marketable securities and an auction rate security Put Option which are reported at fair value.

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

Research and Development Costs

        Costs of internal research and development, which are expensed as incurred, are comprised of the following types of costs incurred in performing research and development activities and those incurred in connection with research and development revenue: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We incurred research and development expenses of $49,495 $49,629, and $53,727, in 2009, 2008, and 2007, respectively.

Restructuring Charges/Credits

        The Company accounts for restructuring charges/credits in accordance with the authoritative guidance on accounting for costs associated with exit or disposal activities. Accruals are established for one-time employee termination benefits in the same period that the appropriate level of management and the Board of Directors approve and commit the Company to a termination that meets the following criteria and has been communicated to employees: (i) specifically identifies the number, location and job level of employees to be terminated, (ii) specifies the benefits terminated employees are to receive, and (iii) assures that employees will be terminated within sixty days. Accruals are established for property and equipment and facility-related costs for facilities that have been abandoned and which have no future economic benefit to the Company at the time the Company ceases to occupy the facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment or Disposal of Long-Lived Assets

        We assess our long-lived assets for impairment whenever events or changes in circumstances (a "triggering event") indicate that the carrying value of a group of long-lived assets may not be recoverable.

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

Earnings (Loss) Per Share

        The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 5,215,189, 5,600,583 and 4,477,862 shares of common stock were not included in the 2009, 2008 and 2007 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

Stock-Based Compensation

        Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).

        We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option's expected term, risk-free interest rate over the option's expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculating the fair values of our stock options granted in the years ended December 31, 2009, 2008 and 2007.

        The following table presents stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 included in our Consolidated Statements of Operations:

	2009	2008	2007
Research and development	$1,415	$1,615	$2,118
General and administrative	2,016	4,093	2,853

Total compensation expense	$3,431	$5,708	$4,971

        In the years ended December 31, 2009, 2008 and 2007, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge reduced basic and diluted net loss in the years ended December 31, 2009, 2008 and 2007 by $0.08, $0.13 and $0.12 per share, respectively.

        The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2009, 2008 and 2007 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility factor(2)	61%	53 - 60%	55 - 62%
Risk free interest(3)	1.8 - 2.4%	1.6 - 3.2%	3.3 - 4.9%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.8 - 6.4 years	5.6 - 6.2 years	4.0 - 5.9 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

(1)
We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

(2)
Measured using an average of historical daily price changes of our stock. The weighted average expected volatility in 2009, 2008 and 2007 was approximately 61%, 55% and 61%, respectively.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive gain (loss). Other comprehensive income was $55, $4 and $148 in 2009, 2008 and 2007 respectively, composed of unrealized gains and losses on marketable securities.

Recent Accounting Pronouncements

        Effective January 1, 2009, we adopted the new authoritative guidance on fair value measurements for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the new guidance for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on our financial statements; however, it could have an impact in future periods.

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

        In June 2009, we adopted new authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the new guidance did not impact our financial statements. We evaluated all events or transactions that occurred after December 31, 2009 and we did not have any material recognizable subsequent events.

        In September 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not impact on our financial position, results of operations, or liquidity.

        In October 2009, the FASB approved for issuance Accounting Standards Update ("ASU") 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification ("ASC") Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

3. RELATED PARTIES

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

4. COLLABORATIONS AND ALLIANCES

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

4. COLLABORATIONS AND ALLIANCES (Continued)

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

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the year ended December 31, 2009 and 2008, $7.2 million and $0.7 million, respectively, was recognized as revenue. At December 31, 2009, $19.5 million remains in deferred revenue.

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

4. COLLABORATIONS AND ALLIANCES (Continued)

for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the years ended December 31, 2009 and 2008, $13.9 million and $0.4 million, respectively, was recognized as revenue. At December 31, 2009, $54.8 million remains in deferred revenue.

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

        In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2009, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the years ended December 31, 2009 and 2008, $4.0 million was recognized as revenue. At December 31, 2009 $24.5 million remains in deferred revenue.

Roche Research and Development Alliance

        On April 2, 2004, we announced an alliance with Hoffmann-La Roche ("Roche") to discover and develop drug candidates targeting the E2F biological pathway, including ARQ 501, and ARQ 171.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. COLLABORATIONS AND ALLIANCES (Continued)

Under the terms of the agreement, Roche obtained an option to license drugs resulting from our E2F program in the field of cancer therapy and provided immediate research funding of $15 million and financial support for ongoing research and development.

        Roche had an option to license worldwide rights for the development and commercialization of all products resulting from the E2F-1 program in the field of cancer therapy based on our delivery of a clinical data package from certain trials with ARQ 501, as well as a recommended Phase 2 dose for a second-generation E2F-1 compound.

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

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

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

        We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations.

        Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established. In April 2009, additional authoritative guidance was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The new guidance applies to debt securities. The new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance did not have a significant impact on our financial statements.

        We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

        Beginning in the first quarter of 2008 and throughout 2009, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer ("Offering") by UBS AG ("UBS") of certain rights ("Put Option") to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS's obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS's marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

        As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company's auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities. The Company has classified its auction rate securities as trading securities reflecting the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The net increase in value of our Put Option and auction rate securities totaling $1.6 million in the year ended December 31, 2009 was recorded as a gain in other income (expense) in the statement of operations.

        ArQule's marketable securities portfolio as of December 31, 2008 included $65.3 million (at cost) and $59.5 million (at cost) at December 31, 2009 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). In July 2008, we drew down $46.1 million under the Facility. During 2009, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009.

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

        The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2009. The Company had no available-for-sale marketable securities at December 31, 2008.

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$42,034	$26	$(2)	$42,058
Corporate debt securities-short term	18,770	14	(1)	18,783

	60,804	40	(3)	60,841

Corporate debt securities-long term	6,236	23	(5)	6,254

Total available-for-sale marketable securities	$67,040	$63	$(8)	$67,095

        The following is a summary of the fair value of trading securities we held at December 31, 2009 and December 31, 2008:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$59,579	$—	$(4,808)	$54,771
Auction rate put option	—	5,074	—	5,074

Total trading securities	$59,579	$5,074	$(4,808)	$59,845

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$65,547	$—	$(8,012)	$57,535
Auction rate put option	—	6,684	—	6,684

Total trading securities	$65,547	$6,684	$(8,012)	$64,219

        The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At December 31, 2009, $48.9 million at par value were rated AAA and $10.6 million at par value were rated A.

        At December 31, 2009, the Company's marketable securities include auction rate securities and auction rate put option totaling $57.2 million and marketable securities-long term include auction rate securities of $2.6 million. At December 31, 2008, the Company's marketable securities-long term include auction rate securities and auction rate put option totaling $64.2 million. The auction rate securities and put option are classified as trading securities and any future gains and losses will be recorded as other income (expense) in the statement of operations.

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

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$35,044	$35,044	$—	$—
Marketable securities	118,126	—	60,841	57,285
Marketable securities—long term	8,814	—	6,254	2,560

Total	$161,984	$35,044	$67,095	$59,845

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

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

        The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2009:

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Gain on auction rate securities and put option	1.6
Settlements	(6.0)

Balance at December 31, 2009	$59.8

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

        The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2008:

Amount ($ in millions)
Balance at December 31, 2007	$92.9
Loss on auction rate securities and put option	(1.3)
Settlements	(27.4)

Balance at December 31, 2008	$64.2

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 2009 and 2008:

	USEFUL LIFE ESTIMATED (YEARS)	2009	2008
Machinery and equipment	5	$11,844	$11,344
Leasehold improvements	3 - 10	4,510	4,478
Furniture and fixtures	7	1,175	1,175
Computer equipment	3	3,517	3,487
Construction-in-progress	—	143	45

		21,189	20,529
Less: Accumulated depreciation and amortization		16,604	14,909

		$4,585	$5,620

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

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. OTHER ASSETS

        Other assets include the following at December 31, 2009 and 2008:

	2009	2008
Security deposits	$656	$988
Prepaid rent, net of current portion	672	672
Other long-term prepaid assets	—	51

Total other assets	$1,328	$1,711

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses include the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$277	$495
Accrued payroll	2,709	2,671
Accrued outsourced pre-clinical and clinical fees	8,019	8,669
Accrued professional fees	552	1,037
Accrued restructuring-current portion	78	660
Other accrued expenses	725	728

	$12,360	$14,260

9. RESTRUCTURING ACTIONS

        In December 2002, we announced a major restructuring of our operations in order to realign our workforce and expedite the transition towards becoming a drug discovery company. The restructuring actions included closing our facility in Redwood City, California.

        The facility-related accrual, which primarily represents the difference between the Company's lease and other facility related obligations for its California facility and the amount of sublease and other payments it will receive under its sublease agreement, will be paid out through February 2010. The restructuring accrual is expected to be paid out within one year and is included in the Consolidated Balance Sheet under "Accounts payable and accrued expenses".

        Accruals for abandoned facilities under lease require significant management judgment and the use of estimates, including assumptions concerning the ability of a sublessee to fulfill its contractual sublease obligation. As a result of signing the sublease for the California facility, we adjusted our accrual for abandoned facilities to reflect the full amount of the anticipated sublease income to be received. This assumption about the sublessee's ability to fulfill its contractual obligation is based on an analysis of their financial position and ability to generate future working capital. If the sublessee is unable to meet its obligations, and the Company is unable to enter into another sublease for the facility, ArQule may be required to adjust its restructuring accrual and record additional restructuring expense of up to $0.1 million.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. RESTRUCTURING ACTIONS (Continued)

        Activities against the restructuring accrual in 2008 and 2009 were as follows:

	Balance as of December 31, 2007	2008 Provisions	2008 Payments	Balance as of December 31, 2008
Facility-related	$1,366	$—	$(628)	$738

Total restructuring accrual	$1,366	$—	$(628)	$738

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of December 31, 2009
Facility-related	$738	$—	$(660)	$78

Total restructuring accrual	$738	$—	$(660)	$78

10. NOTES PAYABLE

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the "Facility"). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility carried interest at LIBOR plus 100 basis points. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. The funds are available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital. In July 2008, we drew down $46.1 million under the Facility and that amount is reported as note payable at December 31, 2008. During 2009, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009.

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

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. NOTES PAYABLE (Continued)

        In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at December 31, 2009.

        Interest expense was $655 and $472 for the years ended December 31, 2009 and 2008, respectively. There was no interest expense for the year ended December 31, 2007.

11. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue up to one million shares of preferred stock. As of December 31, 2009 and 2008, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

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

        At December 31, 2009, we have 547,985 common shares reserved for future issuance under the Employee Stock Purchase Plan ("Purchase Plan") and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan ("Equity Incentive Plan") and the 1996 Amended and Restated Director Stock Option Plan ("Director Plan").

        In January 2005, we completed a stock offering whereby we sold 5.8 million shares of common stock at $5.25 per share for aggregate net proceeds of $28.3 million after commissions and offering expenses.

12. STOCK OPTION PLANS

        During 2009, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available to 11,000,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options and restricted stock. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2009, no stock appreciation rights have been

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLANS (Continued)

issued. At December 31, 2009, there were 2,160,320 shares available for future grant under the Equity Incentive Plan.

        During 2005, our shareholders approved an amendment to the Director Plan to increase the number of shares available to 500,500. In May 2006, our shareholders approved an amendment to the Director Plan to increase the number of options granted to the Chairman of the Board and Directors. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 15,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 20,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 10,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. In May 2007, our shareholders approved an amendment to the Director Plan to increase the number of shares available from 500,500 to 750,500. Through December 31, 2009, options to purchase 641,466 shares of common stock have been granted under this plan of which 495,500 shares are currently exercisable. As of December 31, 2009, 241,500 shares are available for future grant.

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

        During 2009, we issued 12,000 fully-vested options to certain members of our Scientific Advisory Board under the Equity Incentive Plan. In 2008 and 2007, we issued 12,000 and 27,500 of such grants, respectively. Compensation expense with respect to these awards in 2009, 2008 and 2007 was $41, $48 and $121 respectively.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLANS (Continued)

        Option activity under the Plans for the years ended December 31, 2007, 2008 and 2009 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	3,872,946	$6.66
Granted	1,334,825	6.60
Exercised	(355,029)	5.14
Cancelled	(374,880)	6.46

Outstanding as of December 31, 2007	4,477,862	6.78
Granted	1,737,378	4.16
Exercised	—	—
Cancelled	(614,657)	6.59

Outstanding as of December 31, 2008	5,600,583	5.99
Granted	156,500	3.96
Exercised	(48,641)	4.57
Cancelled	(493,253)	4.82

Outstanding as of December 31, 2009	5,215,189	$6.04

Exercisable as of December 31, 2009	3,516,407	$6.60

Weighted average grant-date fair value of options granted during the year ended December 31, 2009		$2.29

        The following table summarizes information about options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2009	Weighted Average Exercise Price
$ 2.35 - 2.80	25,000	8.8	$2.46	5,250	$2.39
2.80 - 5.60	2,445,967	6.7	4.30	1,379,855	4.42
5.60 - 8.40	2,253,833	5.4	6.26	1,640,913	6.26
8.40 - 11.20	221,080	3.5	9.52	221,080	9.52
11.20 - 14.00	119,675	1.8	13.32	119,675	13.32
14.00 - 16.80	250	1.6	14.98	250	14.98
16.80 - 19.60	36,384	0.9	18.20	36,384	18.20
19.60 - 22.40	85,500	0.3	20.04	85,500	20.04
22.40 - 25.20	7,500	0.9	23.13	7,500	23.13
25.20 - 28.00	20,000	1.1	28.00	20,000	28.00

	5,215,189	5.7	$6.04	3,516,407	$6.60

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLANS (Continued)

        The aggregate intrinsic value of options outstanding at December 31, 2009 was $216 of which $109 related to exercisable options. The weighted average fair value of options granted in year ended December 31, 2009, 2008 and 2007 was $2.29, $2.23, and $3.46 per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2009, 2008, and 2007 was $53,809, $0, and $1,173, respectively.

        Shares vested, expected to vest and exercisable at December 31, 2009 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2009	5,068,721	$6.04	5.7	$216
Exercisable at December 31, 2009	3,516,407	$6.60	4.9	$109

        The total compensation cost not yet recognized as of December 31, 2009 related to non-vested option awards was $3.7 million, which will be recognized over a weighted-average period of 2.4 years. During the year ended December 31, 2009, there were 58,225 shares forfeited with a weighted average grant date fair values of $2.40 per share. The weighted average remaining contractual life for options exercisable at December 31, 2009 was 4.9 years.

        In 2009 we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through December 31, 2009, 35,733 shares have been forfeited, and 146,127 shares have vested. We recognized share-based compensation expense related to restricted stock of $653 and $417 for the year ended December 31, 2009 and 2008, respectively.

        In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In May 2005, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,020,000 shares to 1,230,000 shares. In May 2007, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,230,000 shares to 1,600,000. In May 2009, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,600,000 shares to 2,000,000. As of December 31, 2009, 1,452,015 shares have been purchased and 547,985 shares are available for future sale under the Purchase Plan.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. INCOME TAXES

        The Company recorded $0.6 million of federal income tax expense in 2009 attributable to alternative minimum tax ("AMT"). The Company's taxable income for the year ended December 31, 2009 primarily results from timing differences in recognition of research and development revenues. For purposes of AMT the Company can only offset 90% of its current period taxable income with net operating loss carryforwards. The remaining 10% is subject to federal AMT at a tax rate of 20%. Although the Company is entitled to an AMT credit against future federal regular income tax, the Company recorded a valuation allowance against this credit since it is more likely than not that this tax credit will not be realized. There was no current or deferred tax expense for the years ended December 31, 2008 or 2007.

        The following is reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Income tax (benefit) expense at statutory rate	$(12,080)	$(17,294)	$(18,147)
State tax (benefit) expense, net of Federal tax (benefit) expense	(2,458)	(3,096)	(3,118)
Permanent items	439	7	982
Effect of change in valuation allowance	17,089	22,377	21,776
Tax credits	(2,632)	(2,043)	(2,202)
Other	192	49	709

Tax expense	$550	$—	$—

        The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$61,948	$71,508
Tax credit carryforwards	19,020	16,388
Equity based compensation	4,396	3,517
Book depreciation in excess of tax	2,518	2,661
Reserves and accruals	16	256
Deferred revenue	34,083	9,909
Loss on investment	2,021	2,013
Other	(71)	590

	123,931	106,842
Valuation allowance	(123,931)	(106,842)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        Total valuation allowance increased by $17,089 for the year ended December 31, 2009. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. INCOME TAXES (Continued)

are comprised principally of federal net operating loss ("NOL"), net capital loss and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2009.

        As of December 31, 2009, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $178,589, $117,108 and $20,659 respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2029. Federal net capital loss carryforwards of approximately $5,000 can be used to offset future federal capital gains and expire in 2010. Approximately $17,580 of our federal NOL and $1,678 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

        We adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. As a result, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007, at December 31, 2008, and 2009 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

        Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We recently undertook a detailed study of our NOL and research and development credit carryforwards to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe Sections 382's limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. COMMITMENTS AND CONTINGENCIES

Leases

        We lease facilities under non-cancelable operating leases. At December 31, 2009, the minimum lease commitments for all leased facilities, net of sublease income, are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2010	$3,476
2011	3,523
2012	3,573
2013	3,073
2014	3,185
Thereafter	1,070

Total minimum lease payments	$17,900

        Included in the total minimum payments for operating leases is approximately $78 related to unoccupied real estate in California, net of contractual sublease income, which is accrued as a net liability as a part of the Company's restructuring accrual (See Note 9).

        Rent expense under non-cancelable operating leases was approximately $2,866, $2,883, and $2,935 for the years ended December 31, 2009, 2008, and 2007, respectively. Sublease income, which is recorded as a reduction of rent expense, was approximately $534, $519, and $425 for the years ended December 31, 2009, 2008 and 2007 respectively.

15. CONCENTRATION OF CREDIT RISK

        Revenue from one customer represented approximately 84% of total revenue during 2009, 58% in 2008 and 72% in 2007. Revenue from another customer represented approximately 16% of total revenue during 2009, 29% in 2008, and 25% in 2007.

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

16. BOSTON BIOMEDICAL, INC. COLLABORATION (Continued)

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

        Approximately 26 of our former employees joined BBI in January 2007 and each employee who transitioned to BBI executed and delivered a Separation Agreement and General Release. In consideration for entering into such agreement, each employee received a fully-vested option to purchase shares of our common stock with an exercise period terminating on December 31, 2008, as well as an amendment to their previously vested stock options to extend the exercise period through December 31, 2007. The total number of fully vested stock options issued to these employees was 87,500, of these 10,200 were exercised and expired as of December 31, 2008. The total number of stock options that were amended to extend the exercise period was 92,504, of these 65,602 were exercised and 26,902 expired as of December 31, 2008. As a result of separation of service all unvested options of such employees have lapsed.

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

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2009
Net revenues	$5,420	$6,056	$6,436	$7,286
Net loss	(9,908)	(8,272)	(8,088)	(9,868)
Basic and diluted loss per share:
Net loss per share	$(0.23)	$(0.19)	$(0.18)	$(0.22)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2008
Net revenues	$3,527	$2,583	$2,664	$5,367
Net loss	(13,914)	(16,040)	(11,281)	(9,629)
Basic and diluted loss per share:
Net loss per share	$(0.32)	$(0.37)	$(0.26)	$(0.22)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of shareholders to be held on May 13, 2010, as summarized below:

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

  2. FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules are omitted from this report because they are not applicable or required information are shown in the financial statements of the footnotes thereto.

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
3.3		Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 19, 2007 (File No. 000-21429) and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-11105) and incorporated herein by reference.
10.1	*
Amended and Restated 1994 Equity Incentive Plan, as amended through May 11, 2005. Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on September 30, 2005 (File No. 333-128740) and incorporated herein by reference.
10.2	*
Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix B to the Company's Definitive Proxy Statement filed on April 16, 2007 (File No. 000-21429) and incorporated herein by reference.
10.3	*	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix A to the Company's Definitive Proxy Statement filed on April 16, 2007 (File No. 000-21429) and incorporated herein by reference.
10.4	*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
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
Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.23	+
License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.24	+
Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd., filed herewith. Filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 7, 2009 (File No. 000-21429), and incorporated herein by reference.
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
Date: March 2, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PAOLO PUCCI Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010
/s/ PETER S. LAWRENCE Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 2, 2010
/s/ ROBERT J. WEISKOPF Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 2, 2010
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director—Chairman of the Board	March 2, 2010
/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 2, 2010
/s/ RONALD M. LINDSAY Ronald M. Lindsay	Director	March 2, 2010
/s/ MICHAEL D. LOBERG Michael D. Loberg	Director	March 2, 2010
/s/ WILLIAM G. MESSENGER William G. Messenger	Director	March 2, 2010
/s/ NANCY A. SIMONIAN Nancy A. Simonian	Director	March 2, 2010