Form 10-Q
period 2010-03-31
ARQULE INC
filed 2010-05-06
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

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

Number of shares outstanding of the registrant’s Common Stock as of April 28, 2010:

Common Stock, par value $.01   44,786,656 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2010

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2010	December 31, 2009
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$23,463	$36,551
Marketable securities-short term	119,580	118,126
Prepaid expenses and other current assets	1,289	2,476
Total current assets	144,332	157,153
Marketable securities-long term	3,719	8,814
Property and equipment, net	4,245	4,585
Other assets	1,321	1,328
Total assets	$153,617	$171,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,076	$12,360
Note payable	39,800	46,100
Current portion of deferred revenue	25,160	24,572
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	79,588	83,584
Deferred revenue, net of current portion	69,108	74,321
Deferred gain on sale leaseback, net of current portion	2,301	2,440
Total liabilities	150,997	160,345
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,729,658 and 44,772,945 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	447	448
Additional paid-in capital	380,488	379,621
Accumulated other comprehensive income	26	55
Accumulated deficit	(378,341)	(368,589)
Total stockholders’ equity	2,620	11,535
Total liabilities and stockholders’ equity	$153,617	$171,880

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$6,325	$5,420

Costs and expenses:
Research and development	12,444	11,334
General and administrative	3,329	3,660
	15,773	14,994

Loss from operations	(9,448)	(9,574)

Interest income	310	361
Interest expense	(122)	(166)
Other income (expense)	(492)	(529)
Net loss	$(9,752)	$(9,908)

Basic and diluted net loss per share:
Net loss per share	$(0.22)	$(0.23)

Weighted average basic and diluted common shares outstanding	44,388	44,029

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2010	2009
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(9,752)	$(9,908)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	376	432
Amortization of premium/discount on marketable securities	316	16
Amortization of deferred gain on sale leaseback	(139)	(139)
Non-cash stock compensation	866	1,066
Loss on auction rate securities put option	762	453
Loss (gain) on auction rate securities	(270)	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,187	(306)
Other assets	7	34
Accounts payable and accrued expenses	1,716	(1,933)
Restructuring accrual, net of current portion	—	(78)
Deferred revenue	(4,625)	(2,845)
Net cash used in operating activities	(9,556)	(13,132)
Cash flows from investing activities:
Purchases of marketable securities	(17,096)	(30,366)
Proceeds from sale or maturity of marketable securities	19,900	—
Additions to property and equipment	(36)	(36)
Net cash provided by (used in) investing activities	2,768	(30,402)
Cash flows from financing activities:
Payment of notes payable	(6,300)	—
Net cash used in financing activities	(6,300)	—
Net decrease in cash and cash equivalents	(13,088)	(43,534)
Cash and cash equivalents, beginning of period	36,551	141,890
Cash and cash equivalents, end of period	$23,463	$98,356

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

On March 31, 2010, we announced the results of our Phase 2 trial with ARQ 197 in non-small cell lung cancer.  We believe the data from this trial provide a signal of efficacy with a safety profile showing that ARQ 197 was well tolerated.  We plan to present the complete set of data analyses from this trial at the Annual Meeting of the American Society of Clinical Oncology in June, 2010.  With our partner, Daiichi Sankyo, we will consider the results of all of these analyses, as well as related discussions with regulatory authorities, to optimize ongoing and future trials of ARQ 197.

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidate in this pipeline is ARQ 621, an inhibitor of the Eg5 kinesin motor protein that is in Phase 1 clinical testing. Additional pipeline assets include ARQ 501 and ARQ 761, activators of the cell’s DNA damage response mechanism that we plan to develop further on a partnered basis. We are also pursuing pre-clinical development of an inhibitor of the B-RAF kinase. Our drug design efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we are using to generate compounds designed to inhibit a variety of kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase. With the AKIP™ technology, we have discovered and optimized a series of small molecule inhibitors of fibroblast growth factor receptor inhibitors that are in pre-clinical development.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2009 included in our annual report on Form 10-K filed with the SEC on March 2, 2010.

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2010, and the results of our operations and cash flows for the three months ended March 31, 2010 and March 31, 2009. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Kinase Inhibitor Discovery Agreement

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo Co., Ltd. under which we are applying our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the quarters ended March 31, 2010 and 2009, $2.5 million and $1.4 million, respectively were recognized as revenue. At March 31, 2010, $19.3 million remains in deferred revenue.

Daiichi Sankyo ARQ 197 Agreement

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarters ended March 31, 2010 and 2009, $2.8 million and $3.0 million, respectively, were recognized as revenue. At March 31, 2010, $51.4 million remains in deferred revenue.

Kyowa Hakko Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2010, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the quarters ended March 31, 2010 and 2009 $1.0 million were recognized as revenue. At March 31, 2010 $23.6 million remains in deferred revenue.

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

Beginning in the first quarter of 2008 and through the first quarter of 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (“Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf.  The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The net decrease in value of our Put Option and auction rate securities totaling $0.5 million in the quarter ended March 31, 2010 was recorded as a loss in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio as of December 31, 2009 included $59.5 million (at cost) and $53.3 million (at cost) at March 31, 2010 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”). In July 2008, we drew down $46.1 million under the Facility.  During 2009 and through the first quarter of 2010, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $38.1 million at March 31, 2010.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2010 and December 31, 2009.

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$34,950	$11	$—	$34,961
Corporate debt securities-short term	33,978	27	(20)	33,985
	68,928	38	(20)	68,946
Corporate debt securities-long term	1,254	8	—	1,262
Total available-for-sale marketable securities	$70,182	$46	$(20)	$70,208

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$42,034	$26	$(2)	$42,058
Corporate debt securities-short term	18,770	14	(1)	18,783
	60,804	40	(3)	60,841
Corporate debt securities-long term	6,236	23	(5)	6,254
Total available-for-sale marketable securities	$67,040	$63	$(8)	$67,095

The following is a summary of the fair value of trading securities we held at March 31, 2010 and December 31, 2009:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$53,317	$—	$(4,538)	$48,779
Auction rate put option	—	4,312	—	4,312
Total trading securities	$53,317	$4,312	$(4,538)	$53,091

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$59,579	$—	$(4,808)	$54,771
Auction rate put option	—	5,074	—	5,074
Total trading securities	$59,579	$5,074	$(4,808)	$59,845

The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The credit ratings for all of our auction rate securities were AAA when originally purchased. At March 31, 2010, $43.2 million at par value were rated AAA and $10.1 million at par value were rated A.

At March 31, 2010, the Company’s marketable securities include auction rate securities and an auction rate put option totaling $50.6 million, and marketable securities-long term include auction rate securities of $2.5 million.  At December 31, 2009, the Company’s marketable securities include auction rate securities and auction rate put option totaling $57.2 million and marketable securities-long term include auction rate securities of $2.6 million.   The auction rate securities and put option are classified as trading securities and accordingly gains and losses are recorded as other income (expense) in the statement of operations.

The following tables present information about our assets that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  We value our level 2 investments using quoted prices for identical assets in the markets where they are traded, although such trades may not occur daily.  These quoted prices are based on observable inputs, primarily interest rates.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:

	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,507	$21,507	$—	$—
U.S. Federal Treasury and U.S. government agencies securities	34,961	—	34,961	—
Corporate debt securities	35,247	—	35,247	—
Auction rate securities and put option	53,091	—	—	53,091
Total	$144,806	$21,507	$70,208	$53,091

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$35,044	$35,044	$—	$—
U.S. Federal Treasury and U.S. government agencies securities	42,058	—	42,058	—
Corporate debt securities	25,037	—	25,037	—
Auction rate securities and put option	59,845	—	—	59,845
Total	$161,984	$35,044	$67,095	$59,845

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

The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for the periods presented:

Amount ($ in millions)
Balance at December 31, 2009	$59.8
Loss on auction rate securities and put option	(0.5)
Settlements	(6.2)
Balance at March 31, 2010	$53.1

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Loss on auction rate securities and put option	(0.5)
Settlements	(0.2)
Balance at March 31, 2009	$63.5

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes unrealized losses on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(9,752)	$(9,908)
Unrealized loss on marketable securities	(29)	(25)
Comprehensive loss	$(9,781)	$(9,933)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accounts payable	$891	$277
Accrued payroll	1,787	2,709
Accrued outsourced pre-clinical and clinical fees	9,995	8,019
Accrued professional fees	858	552
Other accrued expenses	545	803
	$14,076	$12,360

6.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 6,207,330 and 5,606,711 for the three months ended March 31, 2010 and 2009, respectively.

7.  STOCK-BASED COMPENSATION AND STOCK PLANS

Our  stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2010 and March 31, 2009.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2010	2009
Research and development	$356	$401
General and administrative	510	665
Total stock-based compensation expense	$866	$1,066

In the three months ended March 31, 2010 and March 31, 2009, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2010 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	5,215,189	$6.04
Granted	1,249,150	3.42
Exercised	(12,000)	3.08
Cancelled	(245,009)	10.43

Outstanding as of March 31, 2010	6,207,330	$5.35

Exercisable as of March 31, 2010	3,710,677	$6.22

The aggregate intrinsic value of options outstanding at March 31, 2010 was $6,279, of which $1,851 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2010 and 2009 was $2.05 and $2.00 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2010 and 2009 was $32 and zero, respectively.

The total compensation cost not yet recognized as of March 31, 2010 related to non-vested option awards was $5.4 million, which will be recognized over a weighted-average period of 3.0 years. During the three months ended March 31, 2010, there were 6,875 shares forfeited with a weighted average grant date fair value of $2.00 per share. The weighted average remaining contractual life for options exercisable at March 31, 2010 was 5.1 years.

In January 2009 and 2008, we granted 412,200 and 103,316 shares, respectively, of restricted stock to employees, vesting annually over a four year period. Through March 31, 2010, 37,608 shares were forfeited, and 140,944 shares have vested.  The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant in January 2009 and 2008 was $3.54 and $4.75, respectively, per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $85 and $207 for the quarter ended March 31, 2010 and 2009, respectively.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In October 2009, the FASB issued an accounting standards update on Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately.  Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new contracts will be recognized based upon the estimated selling price of each element in the arrangement. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for ArQule means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

9.  INCOME TAXES

As of December 31, 2009, we had federal net operating losses (“NOL”), state NOL, and research and development credit carryforwards of approximately $178,589, $117,108 and $20,659 respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2029. Federal net capital loss carryforwards of approximately $5,000 can be used to offset future federal capital gains and expire in 2010. Approximately $17,580 of our federal NOL and $1,678 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

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

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We recently undertook a detailed study of our NOL and research and development credit carryforwards to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe Sections 382’s limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

10.  NOTES PAYABLE

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. The credit line is uncommitted and any outstanding balance, including interest, is payable upon demand. Variable rate advances under the Facility carried interest at LIBOR plus 100 basis points. The Facility replaced the $15 million standard margin loan agreement with UBS Financial Services Inc. that we entered into on May 8, 2008. The funds are available for research and development efforts, including clinical trials, and for general corporate purposes, including working capital. In July 2008, we drew down $46.1 million under the Facility. During 2009 and throughout the first quarter of 2010, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009 and $38.1 million at March 31, 2010.

On November 3, 2008, the Company accepted an offer (“the Offering”) by UBS of certain rights to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS AG’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

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

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at March 31, 2010.

Interest expense was $122 and $166 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target the specific biological pathways implicated in a wide range of cancers. We employ novel technologies such as our ArQule Kinase Inhibitor Platform (“AKIP™”) to design and develop drugs that have the potential to fulfill this mission.

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

Our lead product is ARQ 197, a non-adenosine triphosphate (“ATP”)- competitive inhibitor of the c-Met receptor tyrosine kinase (“c-Met”). C-Met is a promising target for cancer therapy, as evidence suggests that it plays a key role in cancerous cell proliferation, tumor spread, new blood vessel formation and drug resistance. Our ongoing Phase 2 clinical trial program with ARQ 197 encompasses six tumor types, including non-small cell lung cancer, c-Met-associated soft tissue sarcomas, pancreatic adenocarcinoma, hepatocellular carcinoma, germ cell tumors and colorectal cancer. We believe the trials within the Phase 2 program for ARQ 197 offer the potential for proof-of-principle data that can be generated in one or more indications beginning in early 2010 through 2011, as well as the potential for fast-to-market regulatory pathways in certain indications.

On March 31, 2010, we announced the results of a Phase 2 trial with ARQ 197 in advanced non-small cell lung cancer.  In this trial, ARQ 197, when used in combination with erlotinib, demonstrated a 66% improvement in median Progression-Free Survival (“PFS”) in patients with advanced, refractory non-small cell lung cancer.  In the intent to treat population (n = 167), median PFS was 16.1 weeks in the ARQ 197 plus erlotinib arm, compared with 9.7 weeks in the erlotinib plus placebo arm.

The difference in PFS between the two arms did not achieve statistical significance (hazard ratio = 0.809) by applying a log-rank test. When adjusting for imbalances in the distribution of key prognostic factors, the difference in PFS was statistically significant (hazard ratio = 0.675) by applying a Cox regression analysis specified for secondary efficacy analyses.

Improvement in median PFS was more pronounced in the pre-defined sub-group of patients with non-squamous histology (n = 117); median PFS was 18.9 weeks in the treatment arm versus 9.7 weeks in the control arm, which represents a 94% improvement.  Based on an exploratory Cox regression analysis, the endpoint of PFS was met in the sub-group and achieved statistical significance (hazard ratio = 0.613).

There were no clinically relevant differences in adverse event rates between the treatment and control arms.  The majority of adverse events were mild in intensity and included rash, diarrhea and fatigue.

One hundred sixty-seven patients were evaluated in this trial.  Participating patients were epidermal growth factor receptor inhibitor naïve (“EGFR”) and were randomized one-to-one to receive either the combination of ARQ 197 plus erlotinib or placebo plus erlotinib in second and third line settings.  Erlotinib, marketed as Tarceva™, is an inhibitor of the EGFR tyrosine kinase.

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

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidate in this pipeline is ARQ 621, an inhibitor of the Eg5 kinesin motor protein that is in Phase 1 clinical testing. Additional pipeline assets include ARQ 501 and ARQ 761, activators of the cell’s DNA damage response mechanism that we plan to develop further on a partnered basis. We are also pursuing pre-clinical development of an inhibitor of the B-RAF kinase that is in toxicology testing leading to a potential Investigational New Drug (“IND”) submission in 2010.

Our drug design efforts are focused primarily on AKIP™, which we are using to generate compounds designed to inhibit kinases without `competing with adenosine triphosphate (“ATP”) for binding to the target kinase. ATP is a chemical found in all living cells and is involved in a variety of physiological processes. We have assessed AKIP™’s potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. With the AKIP™ technology, we have discovered and optimized a series of small molecule inhibitors of fibroblast growth factor receptor inhibitors that are in pre-clinical development, with the potential submission of an IND for a lead product candidate in 2010. We are also pursuing a drug discovery collaboration with Daiichi Sankyo that utilizes the capabilities of the AKIP™ technology to discover compounds that inhibit two kinase targets in the field of oncology.

We have incurred a cumulative deficit of $378.3 million from inception through March 31, 2010. We expect research and development costs to increase during the course of 2010, due to clinical testing of our lead product candidates. We recorded a net loss for 2007, 2008, 2009 and expect a net loss for 2010.

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

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we are applying our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2010	2009	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$143.0	$154.7	$(11.7)	(8)%
Marketable securities-long term	3.7	8.8	(5.1)	(58)%
Notes payable	39.8	46.1	(6.3)	(14)%
Working capital	64.7	73.6	(8.9)	(12)%

	Q1 2010	Q1 2009	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(9.6)	$(13.1)	$3.5
Investing activities	2.8	(30.4)	33.2
Financing activities	(6.3)	—	(6.3)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. For the quarter ended March 31, 2010, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash outflow of $9.6 million.

Cash flow from investing activities.  Our net cash provided by investing activities of $2.8 million for the quarter ended March 31, 2010, was comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Beginning in the first quarter of 2008 and continuing through the first quarter of 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company accepted an offer (the “Offering”) by UBS AG (“UBS”) of certain rights (“Put Option”) to cause UBS to purchase auction rate securities owned by the Company. The repurchase rights were offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The Offering, the settlement agreements, and the respective rights and obligations of the parties, including a release by the Company of UBS and its employees and agents from all claims except claims for consequential damages relating to UBS’s marketing and sale of auction rate securities, are described in a prospectus issued by UBS dated October 7, 2008.

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The net decrease in value of our Put Option and auction rate securities totaling $0.5 million for the quarters ended March 31, 2010 and 2009 was recorded as a loss in other income (expense) in the statement of operations.

Our marketable securities portfolio as of March 31, 2010 and December 31, 2009 includes $59.3 million (at cost) and $59.5 million (at cost), respectively, invested in auction rate securities, all of which were associated with auctions that failed subsequent to February 12, 2008.

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

Cash flow from financing activities.  Our net cash used by financing activities of $6.3 million in the quarter ended March 31, 2010 was from payments on our notes payable.

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

Our contractual obligations were comprised of the following as of March 31, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$39,800	$39,800	$—	$—	$—
Operating lease obligations	16,990	3,447	6,984	6,131	428
Purchase obligations	10,037	10,037	—	—	—
Total	$66,827	$53,284	$6,984	$6,131	$428

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $38.1 million currently bear interest at a rate not to exceed our weighted average auction rate security coupon rate and $1.7 million currently bear interest at LIBOR plus 125 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K filed with the SEC on March 2, 2010.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2010 and 2009:

Revenue

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$6.3	$5.4	$0.9	17%

Research and development revenue in the three months ended March 31, 2010 is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement. The increase in the three month period is primarily due to revenue from Daiichi Sankyo.

Research and development

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended March 31:
Research and development	$12.4	$11.3	$1.1	10%

Research and development expense in the first quarter of 2010 increased by $1.1 million. The increase is primarily due to a $0.5 million increase in personnel and related costs and a $0.6 million increase in clinical and preclinical costs.  At March 31, 2010 we had 83 employees dedicated to our research and development program compared to 78 at March 31, 2009.

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

Oncology program	Current status	Three Months Ended March 31, 2010	Program-to-date
c-Met program—ARQ 197	Phase 2	$3.6	$56.7

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

As a result of the uncertainties discussed above, we make significant estimates in determining the duration and completion costs of our oncology programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our oncology programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our product development strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and administrative

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$3.3	$3.7	$(0.4)	(10)%

General and administrative expense decreased in the first quarter of 2010 principally due to lower personnel and related costs. General and administrative headcount was 28 at March 31, 2010, compared to 30 at March 31, 2009.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended March 31:
Interest income	$0.3	$0.4	$(0.1)	(14)%
Interest expense	(0.1)	(0.2)	(0.1)	(27)%
Other income (expense)	(0.5)	(0.5)	—	(7)%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest expense was incurred on our notes payable and decreased in the first quarter of 2010 due to a lower outstanding loan balance. Other income (expense) in the first quarter of 2009 and 2010 includes a net loss of $0.5 million from the decrease in fair value of our auction rate securities and Put Option.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In October 2009, the FASB issued an accounting standards update on, Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately.  Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new contracts will be recognized based upon the estimated selling price of each element in the arrangement. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for ArQule means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 2, 2010, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The forward-looking statements contained herein represent the judgment of the Company as of the date of this report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

As a result of accepting the Offering, the Company received a Put Option from UBS to repurchase the securities at par value at any time during the period from June 30, 2010 through July 2, 2012, if the Company’s auction rate securities have not previously been sold by the Company or by UBS on its behalf. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of the accounting guidance for Financial Instruments. Pursuant to accounting guidance for Investments in Debt and Equity Securities, the Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. The decrease in value of our Put Option and auction rate securities totaling $0.5 million in the quarters ended March 31, 2010 and 2009 was recorded as a loss in other income (expense) in the statement of operations.

ArQule’s marketable securities portfolio at December 31, 2009 included $59.5 million (at cost) and $53.3 million (at cost) at March 31, 2010 invested in auction rate securities all of which were associated with auctions that failed subsequent to February 12, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS.  None.

ITEM 1A. — RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 2, 2010, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — (REMOVED AND RESERVED). None.

ITEM 5. — OTHERS INFORMATION. None.

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

ArQule, Inc.

Date: May 6, 2010	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)