Form 10-Q
period 2010-06-30
ARQULE INC
filed 2010-08-04
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

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

Number of shares outstanding of the registrant’s Common Stock as of July 27, 2010:

Common Stock, par value $.01   44,886,680 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2010

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2010	December 31, 2009
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$26,148	$36,551
Marketable securities-short term	83,236	118,126
Prepaid expenses and other current assets	1,483	2,476
Total current assets	110,867	157,153
Marketable securities-long term	2,354	8,814
Property and equipment, net	3,985	4,585
Other assets	1,333	1,328
Total assets	$118,539	$171,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$14,467	$12,360
Notes payable	16,200	46,100
Current portion of deferred revenue	25,714	24,572
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	56,933	83,584
Deferred revenue, net of current portion	63,557	74,321
Deferred gain on sale leaseback, net of current portion	2,163	2,440
Total liabilities	122,653	160,345
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,886,022 and 44,772,945 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	449	448
Additional paid-in capital	381,986	379,621
Accumulated other comprehensive income	19	55
Accumulated deficit	(386,568)	(368,589)
Total stockholders’ equity (deficit)	(4,114)	11,535
Total liabilities and stockholders’ equity (deficit)	$118,539	$171,880

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2010	2009	2010	2009
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$7,106	$6,056	$13,431	$11,476

Costs and expenses:
Research and development	12,318	12,678	24,762	24,012
General and administrative	3,526	3,203	6,855	6,863
Total costs and expenses	15,844	15,881	31,617	30,875

Loss from operations	(8,738)	(9,825)	(18,186)	(19,399)

Interest income	217	306	527	667
Interest expense	(133)	(170)	(255)	(336)
Other income (expense)	(123)	1,417	(615)	888
Net loss before taxes	(8,777)	(8,272)	(18,529)	(18,180)

Income tax benefit	550	—	550	—

Net loss	$(8,227)	$(8,272)	$(17,979)	$(18,180)

Basic and diluted net loss per share:
Net loss per share	$(0.18)	$(0.19)	$(0.40)	$(0.41)

Weighted average basic and diluted common shares outstanding	44,517	44,120	44,461	44,073

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED June 30,
	2010	2009
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(17,979)	$(18,180)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	744	862
Amortization of premium/discount on marketable securities	522	286
Amortization of deferred gain on sale leaseback	(277)	(277)
Non-cash stock compensation	1,906	1,994
Loss (gain) on auction rate securities put option	5,074	(1,884)
Loss (gain) on auction rate securities	(4,459)	996
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	993	(178)
Other assets	(5)	37
Accounts payable and accrued expenses	2,107	(1,400)
Restructuring accrual, net of current portion	—	(78)
Deferred revenue	(9,622)	(3,280)
Net cash used in operating activities	(20,996)	(21,102)
Cash flows from investing activities:
Purchases of marketable securities	(36,821)	(46,981)
Proceeds from sale or maturity of marketable securities	76,998	87
Additions to property and equipment	(144)	(277)
Net cash provided by (used in) investing activities	40,033	(47,171)
Cash flows from financing activities:
Proceeds from issuance of common stock	460	354
Payment of notes payable	(29,900)	—
Net cash provided by (used in) financing activities	(29,440)	354
Net decrease in cash and cash equivalents	(10,403)	(67,919)
Cash and cash equivalents, beginning of period	36,551	141,890
Cash and cash equivalents, end of period	$26,148	$73,971

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

Our lead product is ARQ 197, an orally administered inhibitor of the c-Met receptor tyrosine kinase. ARQ 197 is currently being evaluated as monotherapy and in combination therapy in a clinical development program that includes trials in non-small cell lung cancer (“NSCLC”), hepatocellular carcinoma, c-Met associated soft tissue sarcomas, pancreatic adenocarcinoma, colorectal cancer and germ cell tumors. We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).

On June 5, 2010, data from a Phase 2, double-blind, randomized signal generation trial with ARQ 197 in non-small cell lung cancer (“NSCLC”) were presented at the 2010 Annual Meeting of the American Society of Clinical Oncology (“ASCO”).  We believe the data from this trial provide a clear signal of efficacy with a safety profile showing that ARQ 197 was well tolerated.  We and Daiichi Sankyo have decided to move forward with a Phase 3 registration clinical trial of ARQ 197 in NSCLC and to file a Special Protocol Assessment (“SPA”) for this trial.  Pending review by the U.S. Food and Drug Administration (“FDA”) of the SPA and discussions with other regulatory authorities, we will finalize the Phase 3 protocol and commence patient enrollment in an NSCLC population of patients with non-squamous histology.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2010, the results of our operations and for the three and six months ended June 30, 2010 and June 30, 2009 and cash flows for the six months ended June 30, 2010 and June 30, 2009. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first and second years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days notice by Daiichi Sankyo, the agreement terminates on the later of (i) the expiration of the research collaboration period, or (ii) various periods specified in the agreement for development and commercialization of products. If Daiichi Sankyo has commercialized a licensed product or products, the agreement will continue in force until such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by-country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the three and six months ended June 30, 2010, $2.8 million and $5.3 million, respectively were recognized as revenue. For the three and six months ended June 30, 2009, $1.7 million and $3.1 million, respectively were recognized as revenue. At June 30, 2010, $18.8 million remains in deferred revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarter and six months ended June 30, 2010, $3.4 million and $6.2 million, respectively were recognized as revenue. For the quarter and six months ended June 30, 2009, $3.3 million and $6.3 million, respectively were recognized as revenue. At June 30, 2010, $47.9 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with ARQ 197 by Kyowa Hakko Kirin in gastric cancer, which triggers a $5 million milestone payment to us from Kyowa Hakko Kirin.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2010, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and six months ended June 30, 2010, $0.9 million and $1.9 million, respectively, were recognized as revenue. For the three and six months ended June 30, 2009, $1.1 million and $2.1 million, respectively, were recognized as revenue.  At June 30, 2010, $22.6 million remains in deferred revenue.

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

We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.

ArQule’s marketable securities portfolio included $59.5 million (at cost) at December 31, 2009 and $25.7 million (at cost) at June 30, 2010, invested in auction rate securities. Beginning in the first quarter of 2008 and through the second quarter of 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the “Put Option”).  The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012.

During the three and six months ended June 30, 2010 $6.2 million and $27.7 million, respectively,  in auction rate securities were redeemed by UBS AG at par value. On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company’s auction rate securities outstanding at June 30, 2010.  In July 2010, the

Company used a portion of these proceeds to retire the remaining $14.5 million of notes payable outstanding at June 30, 2010 under its revolving credit line agreement with UBS AG.

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2010 and December 31, 2009.

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$30,311	$11	$(3)	$30,319
Corporate debt securities-short term	29,923	27	(16)	29,934
Total available-for-sale marketable securities	$60,234	$38	$(19)	$60,253

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$42,034	$26	$(2)	$42,058
Corporate debt securities-short term	18,770	14	(1)	18,783
	60,804	40	(3)	60,841
Corporate debt securities-long term	6,236	23	(5)	6,254
Total available-for-sale marketable securities	$67,040	$63	$(8)	$67,095

The following is a summary of the fair value of trading securities we held at June 30, 2010 and December 31, 2009:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$25,685	$—	$(349)	$25,336
Total trading securities	$25,685	$—	$(349)	$25,336

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$59,579	$—	$(4,808)	$54,771
Auction rate put option	—	5,074	—	5,074
Total trading securities	$59,579	$5,074	$(4,808)	$59,845

The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At June 30, 2010, the Company’s marketable securities—short term include auction rate securities totaling $22.9 million, and marketable securities-long term include auction rate securities of $2.4 million.  At December 31, 2009, the Company’s marketable securities-short term include auction rate securities and auction rate put option totaling $57.2 million and marketable securities-long term include auction rate securities of $2.6 million.   The auction rate securities and put option are classified as trading securities and accordingly gains and losses are recorded as other income (expense) in the statement of operations. The net decrease in value of our Put Option and auction rate securities totaling $0.1 million and $0.6 million in the three and six months ended June 30, 2010, respectively, was recorded as a loss in other income (expense) in the statement of operations.

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

	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20,504	$20,504	$—	$—
U.S. Federal Treasury and U.S. government agencies securities	30,319	—	30,319	—
Corporate debt securities	29,934	—	29,934	—
Auction rate securities	25,336	—	—	25,336
Total	$106,093	$20,504	$60,253	$25,336

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$35,044	$35,044	$—	$—
U.S. Federal Treasury and U.S. government agencies securities	42,058	—	42,058	—
Corporate debt securities	25,037	—	25,037	—
Auction rate securities and put option	59,845	—	—	59,845
Total	$161,984	$35,044	$67,095	$59,845

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

Due to the lack of market quotes relating to our Put Option, the fair value measurements for our Put Option have been estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is based on Level 3 inputs. In this approach the present value of all expected future cash flows is subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change. On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company’s auction rate securities outstanding at June 30, 2010.

The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for the periods presented:

Amount ($ in millions)
Balance at December 31, 2009	$59.8
Loss on auction rate securities and put option	(0.6)
Settlements	(33.9)
Balance at June 30, 2010	$25.3

Amount ($ in millions)
Balance at March 31, 2010	$53.1
Loss on auction rate securities and put option	(0.1)
Settlements	(27.7)
Balance at June 30, 2010	$25.3

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Gain on auction rate securities and put option	0.9
Settlements	(0.4)
Balance at June 30, 2009	$64.7

Amount ($ in millions)
Balance at March 31, 2009	$63.5
Gain on auction rate securities and put option	1.4
Settlements	(0.2)
Balance at June 30, 2009	$64.7

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss).  Other comprehensive gain (loss) includes unrealized gains (losses) on our available-for-sale securities that are excluded from net loss.  Total comprehensive loss for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(8,227)	$(8,272)	$(17,979)	$(18,180)
Unrealized gain (loss) on marketable securities	(7)	80	(36)	55
Comprehensive loss	$(8,234)	$(8,192)	$(18,015)	$(18,125)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accounts payable	$526	$277
Accrued payroll	2,149	2,709
Accrued outsourced pre-clinical and clinical fees	10,104	8,019
Accrued professional fees	825	552
Other accrued expenses	863	803
	$14,467	$12,360

6.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 6,238,332 and 5,306,991at June 30, 2010 and 2009, respectively.

7.  STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2010 and June 30, 2009.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$308	$353	$664	$754
General and administrative	732	575	1,242	1,240
Total stock-based compensation expense	$1,040	$928	$1,906	$1,994

In the three and six months ended June 30, 2010 and 2009, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2010 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	5,215,189	$6.04
Granted	1,353,150	3.63
Exercised	(56,998)	3.08
Cancelled	(273,009)	10.09

Outstanding as of June 30, 2010	6,238,332	$5.37

Exercisable as of June 30, 2010	3,965,054	$6.16

The aggregate intrinsic value of options outstanding at June 30, 2010 was $1,823 of which $385 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2010 and 2009 was $2.18 and $2.24 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2010 and 2009 was $175 and $14, respectively.

The total compensation cost not yet recognized as of June 30, 2010 related to non-vested option awards was $4.7 million, which will be recognized over a weighted-average period of 3.1 years. During the six months ended June 30, 2010, there were 13,375 shares forfeited with a weighted average grant date fair value of $2.12 per share. The weighted average remaining contractual life for options exercisable at June 30, 2010 was 5.1 years.

In January 2009 and 2008, we granted 412,200 and 103,316 shares, respectively, of restricted stock to employees, vesting annually over a four year period. Through June 30, 2010, 40,358 shares were forfeited, and 140,944 shares have vested.  The shares of restricted stock were issued at no cost to the recipients. The fair value of the restricted stock at the time of grant in January 2009 and 2008 was $3.54 and $4.75, respectively, per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $214 and $236 for the six months ended June 30, 2010 and 2009, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued an accounting standards update (“ASU”) on Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately.  Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new contracts will be recognized based upon the estimated selling price of each element in the arrangement. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for ArQule means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

9.  INCOME TAXES

The Company recorded a $0.6 million income tax benefit in the quarter ended June 30, 2010 attributable to an election it made in the second quarter of 2010 under recent legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”).  Prior to this legislation, only 90% of AMT could be offset by net operating losses.  The Company received a refund in July 2010 of the $0.6 million AMT paid in 2009.

We adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. As a result, we recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and at December 31, 2008 and 2009, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10.  NOTES PAYABLE

On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA (the “Facility”). The Facility is secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc., an affiliate of UBS Bank USA. During 2009 and for the six months ended June 30, 2010, certain of our auction rate securities were redeemed and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009 and $14.5 million at June 30, 2010.  On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed all $22.9 million of the Company’s remaining auction rate securities at par value.  In July 2010, the Company used a portion of these proceeds to retire the remaining $14.5 million of notes payable outstanding at June 30, 2010 under its revolving credit line agreement with UBS AG. On July 2, 2010, the credit line at UBS AG was cancelled.

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at June 30, 2010.

Interest expense under our loan agreements totaled $133 and $255 for the three and six months ended June 30, 2010, respectively.  Interest expense under our loan agreements totaled $170 and $336 for the three and six months ended June 30, 2009, respectively.

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

Our lead product is ARQ 197, a non-adenosine triphosphate (“ATP”) - competitive inhibitor of the c-Met receptor tyrosine kinase (“c-Met”). C-Met is a promising target for cancer therapy, as evidence suggests that it plays a key role in cancerous cell proliferation, tumor spread, new blood vessel formation and drug resistance. Our ongoing clinical development program with ARQ

197 encompasses six tumor types, including non-small cell lung cancer, hepatocellular carcinoma, c-Met-associated soft tissue sarcomas, pancreatic adenocarcinoma, colorectal cancer and germ cell tumors. We believe the trials within the Phase 2 program for ARQ 197 offer the potential for proof-of-principle data that can be generated in one or more indications beginning in 2010 through 2011.

On June 5, 2010, data from a Phase 2, double-blind, randomized signal generation trial with ARQ 197 in non-small cell lung cancer (“NSCLC”) were presented at the 2010 Annual Meeting of the American Society of Clinical Oncology (“ASCO”).  Key findings included consistent improvements in overall survival and progression-free survival among patients who received the combination of ARQ 197 and erlotinib compared to those who received placebo and erlotinib.  These improvements were particularly evident and reached statistical significance in patients with non-squamous histology when adjusting for randomization imbalances in key prognostic factors.  We believe the data from this trial provide a clear signal of efficacy with a safety profile showing that ARQ 197 was well tolerated.

One hundred sixty-seven patients participated in this Phase 2 trial.  All patients were epidermal growth factor receptor (“EGFR”) inhibitor-naïve, but had progressed after at least one prior chemotherapy regimen. Patients were randomized one-to-one to receive either the combination of ARQ 197 plus erlotinib or placebo plus erlotinib in second and third line settings.   The primary endpoint of the study was comparison of progression-free survival between treatment arms; secondary endpoints included progression-free survival in pre-defined patient subsets, overall survival, overall response rate, and safety.  Erlotinib, marketed as Tarceva™, is an inhibitor of the EGFR tyrosine kinase.

In the pre-defined sub-group of patients with non-squamous cell carcinoma histology (n = 117), median overall survival was 43.1 weeks in the treatment arm, compared with 29.4 weeks in the placebo arm, an improvement of 47 percent (unadjusted hazard     ratio = 0.72, p = 0.19).  Based on an exploratory Cox regression analysis, the difference in median overall survival achieved statistical significance (p < 0.05) in this sub-group when adjusting for imbalances in key prognostic factors that favored the placebo arm.

As announced on March 31, 2010, the ARQ 197 plus erlotinib combination demonstrated a 66 percent improvement in the primary endpoint of this trial, median progression-free survival, although the difference in progression-free survival between the two arms did not achieve statistical significance (p = 0.24, hazard ratio = 0.81) by applying a log-rank test.  Improvement in median progression-free survival was more pronounced in the pre-defined sub-group of patients with non-squamous histology (n = 117).

There were no clinically relevant differences in adverse event rates between the treatment and control arms.  The majority of adverse events were mild in intensity and included rash, diarrhea and fatigue.

Following a comprehensive review of these data, discussions with key opinion leaders world wide, and an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), we and Daiichi Sankyo have decided to move forward with a Phase 3 registration clinical trial of ARQ 197 in NSCLC and to file a Special Protocol Assessment (“SPA”) for this trial.  Pending FDA review of the SPA and discussions with other regulatory authorities, we will finalize the Phase 3 protocol and commence patient enrollment in an NSCLC population of patients with non-squamous histology.

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

We have incurred a cumulative deficit of $386.6 million from inception through June 30, 2010. We expect research and development costs to increase during the course of 2010, due to clinical testing of our lead product candidates. We recorded a net loss for 2007, 2008, 2009 and expect a net loss for 2010.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In July 2010, we announced the initiation of a Phase 2 trial with ARQ 197 by Kyowa Hakko Kirin in gastric cancer, which triggers a $5 million milestone payment to us from Kyowa Hakko Kirin. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin.

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

In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development.  Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2010	2009	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$109.4	$154.7	$(45.3)	(29)%
Marketable securities-long term	2.4	8.8	(6.4)	(73)%
Notes payable	16.2	46.1	(29.9)	(65)%
Working capital	53.9	73.6	(19.7)	(27)%

	Six Months Ended
	June 30, 2010	June 30, 2009	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(21.0)	$(21.1)	$0.1
Investing activities	40.0	(47.2)	87.2
Financing activities	(29.4)	0.4	(29.8)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2010, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash outflow of $21.0 million.

Cash flow from investing activities.  Our net cash provided by investing activities of $40.0 million for the six months ended June 30, 2010, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include U.S.Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

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

ArQule’s marketable securities portfolio included $59.5 million (at cost) at December 31, 2009 and $25.7 million (at cost) at June 30, 2010, invested in auction rate securities. Beginning in the first quarter of 2008 and through the second quarter of 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the “Put Option”).  The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.  The Company has classified its auction rate securities as trading securities reflecting the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012.

During the three and six months ended June 30, 2010 $6.2 million and $27.7 million in auction rate securities were redeemed by UBS AG at par value. On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company’s auction rate securities outstanding at June 30, 2010.  In July 2010, the Company used a portion of these proceeds to retire the remaining $14.5 million of notes payable outstanding at June 30, 2010 under its revolving credit line agreement with UBS AG.

Cash used from financing activities.  Our net cash used by financing activities of $29.4 million in the quarter ended June 30, 2010 was due to $29.9 million payments on our notes payable, partially offset by proceeds from issuance of common stock of $0.5 million.

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

In light of our collaboration agreements and certain anticipated milestone and cost-sharing provisions, we expect that our available cash and cash equivalents, together with cash from operations and investment income, will be sufficient to finance our working capital and capital requirements through at least the end of 2011.

Our contractual obligations were comprised of the following as of June 30, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$16,200	$16,200	$—	$—	$—
Operating lease obligations	16,133	3,472	6,871	5,790	—
Purchase obligations	10,273	10,273	—	—	—
Total	$42,606	$29,945	$6,871	$5,790	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable of $14.5 million bear interest at a rate not to exceed our weighted average auction rate security coupon rate at June 30, 2010. On July 2, 2010, the Company retired the remaining $14.5 million of notes payable outstanding at June 30, 2010 under its revolving credit line agreement with UBS AG and the credit line was cancelled. The remaining notes payable of $1.7 million currently bears interest at LIBOR plus 125 basis points.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2010 and 2009:

Revenue

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$7.1	$6.1	$1.0	17%

For the six months ended June 30:
Research and development revenue	$13.4	$11.5	$1.9	17%

Research and development revenue in the three and six months ended June 30, 2010, is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements and the Kyowa Hakko Kirin exclusive license agreement. The increase in the three and six month periods is primarily due to revenue from Daiichi Sankyo.

Research and development

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended June 30:
Research and development	$12.3	$12.7	$(0.4)	(3)%

For the six months ended June 30:
Research and development	$24.8	$24.0	$0.8	3%

Research and development expense in the second quarter of 2010 decreased by $0.4 million primarily due to a decrease in personnel and related costs. Research and development expense in the first six months of 2010 increased by $0.8 million primarily due to an increase in clinical and preclinical costs. At June 30, 2010 we had 82 employees dedicated to our research and development program compared to 81 employees at June 30, 2009.

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

Oncology program	Current status	Six Months Ended June 30, 2010	Program-to-date
c-Met program—ARQ 197	Phase 2	$6.8	$59.9

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

General and administrative

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.5	$3.2	$0.3	10%

For the six months ended June 30:
General and administrative	$6.9	$6.9	$—	—

General and administrative expense increased in the second quarter of 2010 principally due to an increase in professional fees. General and administrative headcount was 29 at June 30, 2010, compared to 30 at June 30, 2009.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2010	2009	$	%
	(in millions)
For the three months ended June 30:
Interest income	$0.2	$0.3	$(0.1)	(29)%
Interest expense	(0.1)	(0.2)	(0.1)	(22)%
Other income (expense)	(0.1)	1.4	(1.5)	(109)%

For the six months ended June 30:
Interest income	$0.5	$0.7	$(0.2)	(21)%
Interest expense	(0.3)	(0.3)	—	—
Other income (expense)	(0.6)	0.9	(1.5)	(169)%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments. Interest expense was incurred on our notes payable and decreased in the second quarter of 2010 due to a lower outstanding loan balance. Other income (expense) in the three and six months ended June 30, 2010 includes a $0.1 million loss and $0.6 million loss, respectively from the decrease in fair value of our auction rate securities and Put Option.  Other income (expense) in the three and six months ended June 30, 2009 includes a $1.4 million gain and $0.9 million gain, respectively from the increase in fair value of our auction rate securities and Put Option.

Income tax benefit

The Company recorded a $0.6 million income tax benefit in the quarter ended June 30, 2010 attributable to an election it made in the second quarter of 2010 under recent legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”).  Prior to this legislation, only 90% of AMT could be offset by net operating losses.  The Company received a refund in July 2010 of the $0.6 million AMT paid in 2009.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued an accounting standards update (“ASU”) on, Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately.  Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new contracts will be recognized based upon the estimated selling price of each element in the arrangement. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for ArQule means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

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

We also make forward-looking statements regarding the adequacy of our financial resources.  Our capital resources may not be adequate because our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, financial market conditions, and other factors.  Additionally, our corporate collaborators may terminate their agreements with us, thereby eliminating that source of funding, because we may fail to satisfy the prescribed terms of the collaborations or for other reasons.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — (REMOVED AND RESERVED). None.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1*	Amendment to Employment Agreement, dated as of July 15, 2010, by and between the Company and Paolo Pucci, filed herewith.
10.2*	Form of Stock Unit Agreement, filed herewith.
10.3*	Form of Restricted Stock Agreement, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

*                                         Indicates a management contract or compensatory plan.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 4, 2010	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)