Form 10-Q/A
period 2010-09-30
ARQULE INC
filed 2011-01-14
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as originally filed with the Securities and Exchange Commission on November 9, 2010 (the “Form 10-Q”).  The sole purpose of this Form 10-Q/A is to include Exhibit 1 to Exhibit 10.1.  Exhibit 1 is a press release that was included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

Except as described above, no other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.  Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 of the Exchange Act, the certifications of our principal executive officer and principal financial officer are also attached as exhibits hereto.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1+	Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd., filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer (Previously Filed).

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

ArQule, Inc.

Date: January 14, 2011	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)