Form 10-K
period 2010-12-31
ARQULE INC
filed 2011-03-02
CIK 1019695

Use these links to rapidly review the document
ARQULE, INC. TABLE OF CONTENTS
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 COMMISSION FILE NUMBER: 000-21429

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was: $193,009,895.

        There were 53,101,217 shares of the registrant's Common Stock outstanding as of February 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on June 2, 2011, which will be filed with the Securities and Exchange Commission not later that 120 days after the registrant's fiscal year end of December 31, 2010, are incorporated by reference into Part III of the Form 10-K.

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

ARQULE, INC.

PART I

ITEM 1.    BUSINESS

BUSINESS OVERVIEW

        We are a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target specific biological pathways implicated in a wide range of cancers. We employ novel technologies such as our ArQule Kinase Inhibitor Platform ("AKIP™") to design and develop drugs that have the potential to fulfill this mission.

        Our products and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs.

        Our lead product candidate is ARQ 197, an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase ("c-Met"). ARQ 197 recently was assigned the non-proprietary generic name, tivantinib. C-Met is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") and Kyowa Hakko Kirin Co., Ltd., ("Kyowa Hakko Kirin") are implementing a clinical development program designed to realize the broad potential of ARQ 197 as a well tolerated single agent and in combination with other anti-cancer therapies in a number of disease indications. These include non-small cell lung cancer ("NSCLC") (our most advanced indication), liver cancer, colorectal cancer, germ cell tumors and gastric cancer. We are also completing earlier-stage combination therapy trials with ARQ 197 and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

        In January 2011, we enrolled the first patient in the Phase 3 trial of ARQ 197 in NSCLC in combination with erlotinib, an approved anti-cancer agent. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous, NSCLC who will receive ARQ 197 plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment ("SPA") agreement with the U.S. Food and Drug Administration ("FDA").

        We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received.

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor, is in pre-clinical development.

        Our drug discovery efforts are focused primarily on AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinases.

 SELECTED DRUG DEVELOPMENT PIPELINE

        The charts below display our overall product pipeline and ongoing trials within the ARQ 197 development program.

 PRODUCTS

ARQ 197: Lead Product Candidate

        We are developing our lead product candidate, ARQ 197, with our partner, Daiichi Sankyo, in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. ARQ 197 is an inhibitor of the c-Met receptor tyrosine kinase that does not compete with ATP. C-Met is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapy.

        We and our partners are implementing a clinical development program designed to realize the broad potential of ARQ 197 as a well tolerated single agent and in combination with other anti-cancer therapies. We are conducting trials in a number of indications, including NSCLC, liver cancer, colorectal cancer, germ cell tumors and gastric cancer, and we are completing earlier-stage combination therapy trials with ARQ 197 and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

  Non-small cell lung cancer: Phase 2 trial

        We presented Phase 2, proof-of-principle clinical data with ARQ 197 in its lead indication, NSCLC, at the 2010 Annual Meeting of the American Society of Oncology ("ASCO") in June 2010, with an update at the Annual Meeting of the European Society for Medical Oncology ("ESMO") in October 2010. We believe the treatment benefit defined by improved progression-free survival ("PFS"), the primary endpoint in this trial, and by extended median overall survival ("OS") observed in this trial would represent a meaningful clinical improvement over standard therapy if replicated in a Phase 3 trial. We are especially encouraged by the potential benefit for the large sub-group of non-squamous cell patients.

        One hundred sixty-seven patients participated in this Phase 2, double blind, randomized signal generation trial. Patients were EGFR (epidermal growth factor receptor) inhibitor-naïve and randomized one-to-one to receive either the combination of ARQ 197 plus erlotinib (an inhibitor of the EGFR tyrosine kinase marketed as Tarceva™) or placebo plus erlotinib in second and third line settings.

        Key findings from this trial include the following:

        1.     Progression-free survival (primary endpoint of the trial):

        In the intent to treat ("ITT") population (167 patients), ARQ 197, when used in combination with erlotinib, demonstrated a 66 percent improvement in PFS in patients with advanced, refractory NSCLC over patients treated with erlotinib plus placebo. Median PFS was 16.1 weeks in the ARQ 197 plus erlotinib arm, compared with 9.7 weeks in the erlotinib plus placebo arm. The difference in PFS between the two arms did not achieve statistical significance (hazard ratio = 0.809) by applying a log-rank test. When adjusted for imbalances in the distribution of key prognostic factors, the difference in PFS was statistically significant (hazard ratio = 0.675) by applying a Cox regression analysis specified for secondary efficacy analyses. Improvement in median PFS was more pronounced in the pre-defined sub-group of patients with non-squamous histology (n = 117); median PFS was 18.9 weeks in the treatment arm versus 9.7 weeks in the control arm, which represents a 94% improvement. Based on an exploratory Cox regression analysis, the endpoint of PFS was met in the sub-group and achieved statistical significance (hazard ratio = 0.613).

        2.     Overall survival

        Data showed that median OS in the ITT population (n = 167) was 36.6 weeks in the ARQ 197 plus erlotinib arm, compared with 29.4 weeks in the erlotinib plus placebo arm, an improvement of 24 percent (unadjusted hazard ratio = 0.88, p = 0.50). In the pre-defined sub-group of patients with non-squamous cell histology (n = 117), median OS was 43.1 weeks in the treatment arm, compared with 29.4 weeks in the placebo arm, an improvement of 47 percent (unadjusted hazard ratio = 0.72, p = 0.19). Based on an exploratory Cox regression analysis, the difference in median OS achieved statistical significance (p < 0.05) in this sub-group when adjusted for imbalances in key prognostic factors that included EGFR status and KRAS status, both of which favored the placebo arm.

        3.     Cross-over arm

        The trial design included a cross-over arm to assess the impact of ARQ 197 plus erlotinib on patients who failed erlotinib monotherapy. Of the 23 cross-over patients who were evaluable for response, two had a partial response per Response Evaluation Criteria in Solid Tumors ("RECIST") and nine had stable disease, for a disease control rate of 48 percent.

        4.     Anti-metastatic effect

        Exploratory analyses showed that patients treated with ARQ 197 plus erlotinib had a median time to develop new metastases of 7.3 months, compared to 3.6 months for patients treated with erlotinib plus placebo (p = 0.002). This effect was more pronounced among patients with non-squamous cell histology, among whom the median time to develop new metastases was 11.0 months for patients treated with ARQ 197 plus erlotinib, compared with 3.6 months for those treated with erlotinib plus placebo (p = 0.007).

        5.     Safety

        No clinically relevant differences in adverse event rates were observed between the treatment and control arms. The most prevalent adverse events were mild in intensity and included rash, diarrhea and fatigue. The combination of ARQ 197 plus erlotinib was shown to be well tolerated, with manageable side effects similar to single agent profiles.

  Non-small cell lung cancer: Phase 3 trial and Special Protocol Assessment

        On January 12, 2011, we announced that the first patient had been enrolled in the Phase 3 trial of ARQ 197 in combination with erlotinib for patients with non-squamous, NSCLC who have received one or two prior systemic anti-cancer therapies. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous NSCLC who will receive ARQ 197 plus erlotinib or placebo plus erlotinib. The primary objective is to evaluate OS in the ITT population. Secondary endpoints include OS in the subpopulation of patients with EGFR wild type, PFS in the ITT population, and further assessment of the safety of ARQ 197 in combination with erlotinib. Approximately 1,000 patients will be enrolled from 150 sites in the U.S., Canada, Europe, Russia, Australia and Latin America. There is a planned interim analysis after approximately 50% of survival events have occurred, and final data is expected in the middle part of 2013. As a result of the dosing of the first patient in this trial, in February 2011 we received a $25 million milestone payment from Daiichi Sankyo. Daiichi Sankyo, in collaboration with ArQule, is conducting the Phase 3 trial.

        In October 2010, agreement was reached with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this trial. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application or NDA. Final marketing approval depends on the results of the trial.

        We have incorporated into the SPA a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of c-Met and of ARQ 197. In addition, we continue to investigate and add to our understanding of the profile of ARQ 197 and its metabolites to better characterize their scope and effect as anti-cancer agents. Moreover, data on c-Met inhibition continue to be generated by us and others. Such findings should help to define additional clinical settings and patient populations that may benefit from c-Met inhibition therapy.

  Liver Cancer

        Our therapeutic approaches to liver cancer include the use of ARQ 197 as both a single agent and in combination with an approved targeted therapy, sorafenib. Following the successful completion of safety testing with ARQ 197 as a single agent in cirrhotic patients with liver cancer, we have been enrolling patients in a randomized, double-blind, placebo controlled Phase 2 single agent trial and expect to substantially complete enrollment with approximately 100 patients in the first half of 2011. We have also been enrolling a cohort of patients in a Phase 1 ARQ 197-sorafenib combination safety trial, the final results of which we will evaluate prior to making a decision about initiating a Phase 2 trial with this combination in liver cancer.

        Initial data from the Phase 1 safety trial with ARQ 197 as a single agent in liver cancer showed a manageable safety profile, with no drug-related worsening of liver function. A recommended Phase 2 dose of 360 milligrams (mg) twice daily was established, and preliminary anti-cancer activity was observed. At the 2010 Annual Meeting of ESMO, we presented further Phase 1 data describing a higher incidence of bone marrow toxicity in the liver cancer population than observed in previous ARQ 197 studies. A similar observation has been made in the Phase 2 single agent study, and as a result, we have reduced the dose of ARQ 197 to 240 mg twice daily in our Phase 2 trial. We continue to monitor the safety profile of ARQ 197 in patients with liver cancer, among whom underlying cirrhosis and compromised liver function may limit the body's ability to process ARQ 197 and thereby increase such toxicity.

        We presented results from our ongoing Phase 1 ARQ 197-sorafenib combination safety trial, including a cohort of liver cancer patients (see Combination regimens below), at the ASCO and ESMO meetings in 2010. These data showed that the combination appears safe and well tolerated at full standard doses of each agent. Preliminary evidence of anti-cancer activity was also observed, indicating that the combination has therapeutic potential. Our decision to move forward in liver cancer with this combination will be predicated upon final analysis of data from the safety trial, as well as discussions with our partners and regulatory authorities.

  Colorectal cancer

        In February 2010, Daiichi Sankyo initiated a Phase 1/2 clinical trial designed to evaluate the safety of ARQ 197 administered in combination with irinotecan and cetuximab in approximately 150 patients with metastatic colorectal cancer who possess the wild-type form of the KRAS gene. Data from the Phase 1 safety run-in portion of this trial were presented at the ASCO 2011 Gastrointestinal Cancers Symposium in January 2011, showing that this combination was well tolerated and demonstrated encouraging anti-tumor activity in patients with relapsed metastatic CRC. Following the successful completion of Phase 1, the randomized, double-blind, placebo controlled Phase 2 portion of the trial was initiated in August 2010, comparing ARQ 197 in combination with irinotecan and cetuximab to placebo with the same two drugs. The primary objective of the Phase 2 trial is PFS, and secondary objectives include OS and overall response rate. Patient enrollment in this trial is proceeding.

  Germ cell tumors

        Daiichi Sankyo recently conducted a Phase 2, open label, signal generation trial with ARQ 197 as a single agent in approximately 25 patients in the niche indication of germ cell tumors. We have not observed a pre-determined, RECIST response rate among patients in this trial that would have supported our plan to move forward on a fast-to-market clinical development pathway. Consequently, we have elected not to move forward with the further clinical development of ARQ 197 in this indication, consistent with our strategy to focus on the most promising indications within our clinical program.

  C-Met-associated soft tissue sarcomas

        We completed enrollment in a Phase 2, open label single agent trial with ARQ 197 among approximately 50 patients with c-Met associated soft tissue sarcomas in the first half of 2010. Patient recruitment in this trial was comparatively lengthy due to the rarity of these tumors. We and Daiichi Sankyo have decided not to move forward with a company-sponsored trial in this indication, based on an analysis of data to date. We are continuing to evaluate other clinical development options in these tumors that would leverage external resources, such as those available under a federally sponsored Cooperative Research and Development Agreement.

  Combination regimens: ARQ 197 plus sorafenib and ARQ 197 plus gemcitabine

        The ARQ 197 clinical program includes two Phase 1 open-label trials evaluating ARQ 197 in combination therapy regimens. The first combination, with sorafenib, is being tested in renal cell carcinoma, NSCLC, liver cancer, malignant melanoma and breast cancer. The second combination, with gemcitabine, is being tested in uterine, ovarian, bladder, NSCLC, pancreatic and breast cancer. Phase 2 development plans for both combination therapies will be based on final results observed in expanded cohorts of patients within the Phase 1 trials.

        At the October 2010 ESMO meeting, interim data from the ARQ 197-sorafenib trial showed that this combination is well tolerated at full standard single agent doses and that the pharmacokinetic profile of ARQ 197 in this combination does not differ from the pharmacokinetic profile of ARQ 197 in monotherapy. Preliminary evidence of anti-cancer activity was observed, suggesting the therapeutic potential of this combination. Patients continue to be enrolled in this trial.

        Interim data from the ARQ 197-gemcitabine combination trial was also presented at the ESMO meeting, showing that this combination was well tolerated at full standard single agent doses. Preliminary evidence of anti-cancer activity was observed, and expanded cohorts of patients with gemcitabine-sensitive tumor types are being enrolled. An increase in tumor growth inhibition was noted when dosing of these two compounds is alternated. Patients continue to be enrolled in this trial, although based on data observed to date, we do not plan to continue testing of this combination in pancreatic cancer.

  Kyowa Hakko Kirin trials

        Following the successful completion of a Phase 1 safety trial in Japan, Kyowa Hakko Kirin has initiated a Phase 2, single agent trial with ARQ 197 in gastric cancer. We received a $5 million milestone payment related to this clinical milestone in September 2010. Approximately 30 patients will be enrolled in this trial at clinical sites in Japan and S. Korea, and the primary objective is to determine disease control rate, defined as a combination of objective responses and stable disease.

Earlier Stage Product Candidates: ARQ 621, ARQ 736 and Fibroblast Growth Factor Receptor Program

        Our product pipeline beyond ARQ 197 encompasses ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. We are also developing an inhibitor of fibroblast growth factor receptor based on our AKIP™ technology that is in pre-clinical development, for which we plan to file an Investigational New Drug application in 2011 or early 2012. Our strategy with this group of three product candidates is to generate pre-clinical and early clinical data beginning in 2010 and going through 2012 that will inform decisions to initiate Phase 2 testing with one or more of them either independently or on a partnered basis.

 DISCOVERY PLATFORM

ArQule Kinase Inhibitor Platform (AKIP™)

Introduction

        An important focus of oncology research and development activities conducted by biopharmaceutical companies is a class of molecules known as kinases, which play pivotal roles in modulating diverse cellular activities and have been implicated as important growth signals for certain forms of cancer and other diseases. The success of kinase inhibitors such as Tarceva®, Gleevec® and Nexavar® has focused attention on the kinase field, resulting in the increased development of next-generation inhibitors that target cancers and other diseases such as inflammation. The market for protein kinase inhibitors is currently estimated at $10 billion and is expected to reach $23 billion by 2016.

        During 2008, we discovered a novel binding mode of ARQ 197 to its target that effects inhibition of the c-Met receptor kinase without competing with ATP for binding to that kinase. We have completed a research program with the objective of mapping the human kinome (consisting of 518 human kinase genes) for similar binding sites, and we have identified comparable sites in approximately 270 kinases in multiple therapeutic areas, leading to the establishment of our proprietary discovery platform, AKIP™.

        We believe we have within this platform the capability to rationally design novel kinase inhibitors that encompass new chemical spaces and allow for an expanding intellectual property estate. We are applying our drug discovery capabilities based on AKIP™ to generate novel, selective and potent compounds that target the inactive form of kinases. We have assessed AKIP™'s potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. We are actively designing and testing such novel kinase inhibitor compounds in silico (on the computer) to create new libraries of lead compounds that can be synthesized and purified rapidly using our proprietary robotic parallel chemistry platform. This platform is coupled to high-throughput robotic-assisted kinase screens and biophysical assays.

        We believe the application of our discovery engine to find novel kinase inhibitors will enable us to expand into multiple chemical scaffolds that could generate novel intellectual property. We believe that in silico design and testing will shorten drug discovery timelines relative to drug discovery using traditional approaches. Furthermore, the ability of small molecules to inhibit kinases without competing with ATP for binding (the ATP binding site is highly conserved across different kinases) may lead to fewer off-target side effects.

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

Daiichi Sankyo AKIP™ Oncology Collaboration

        In November 2008, we entered into our first collaboration utilizing AKIP™ with Daiichi Sankyo. Pursuant to this agreement, we are applying our proprietary technology and know-how from this platform to discover selective inhibitors of two kinases in the field of oncology. In October 2010, we and Daiichi Sankyo expanded this collaboration by establishing a third therapeutic target, with an option for a fourth, in the field of oncology, and we lengthened the term of the collaboration with a two-year extension (see Corporate Partnerships, Daiichi Sankyo Co., Ltd, Kinase Inhibitor Discovery Agreement below).

CORPORATE PARTNERSHIPS

Daiichi Sankyo Co., Ltd.

        We have entered into two agreements with Daiichi Sankyo that form the basis of a strategic relationship for the development and discovery of novel oncology therapeutics. Our agreement signed on December 18, 2008, is focused on the co-development of ARQ 197 to treat cancer. Our agreement signed on November 7, 2008 is focused on the application of our AKIP™ platform to develop a new generation of selective anti-cancer kinase inhibitors.

ARQ 197 Agreement

        We have entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo under which the two companies will collaborate to conduct research, clinical trials and the commercialization of ARQ 197 in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On a combined basis, our agreements with Daiichi Sankyo and Kyowa Hakko Kirin (see Kyowa Hakko Kirin Co., Ltd. below), include total upfront payments of $90 million and provide for total upfront and potential milestone payments in excess of $750 million.

        Our agreement with Daiichi Sankyo provides for a $60 million cash upfront payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes an additional $560 million in development and sales milestone payments. The dosing of the first patient in a Phase 3 clinical trial of ARQ 197 in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Upon commercialization, we will receive tiered double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S.

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

        We believe this alliance with Daiichi Sankyo will help realize the therapeutic potential of ARQ 197 and define its utility as monotherapy and as part of combination therapy in multiple cancer indications. It also may allow us to establish a founding commercial presence in the U.S. that will complement Daiichi Sankyo's primary commercialization effort for ARQ 197.

Kinase Inhibitor Discovery Agreement

        We have entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The original agreement, which has since been expanded, defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed at these targets following the completion of certain pre-clinical studies. Within the scope of this collaboration, we have identified a development candidate for one target and are optimizing lead compounds for the other.

        The agreement provides for a $15 million upfront payment, which we received in November 2008, research support for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

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

        In May 2009 we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales.

        On October 12, 2010, we and Daiichi Sankyo announced the expansion of this agreement, establishing a third target, with an option for a fourth, in oncology, and including a two-year extension through November 2012.

Kyowa Hakko Kirin Co., Ltd.

        On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007.

        In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2010, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

        In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin marking their initiation of a Phase 1, dose escalation trial in Japan with ARQ 197. This payment was made under the terms of the exclusive license agreement between the two companies.

        In September 2010, we received a $5 million milestone payment from Kyowa Hakko Kirin marking their initiation of a Phase 2, single agent trial with ARQ 197 in gastric cancer. The primary objective of this trial is to determine disease control rate, defined as a combination of objective responses and stable disease. Secondary objectives include tumor response, progression-free survival and overall survival. Approximately 30 patients will be enrolled at clinical trial sites in Japan and Korea.

Pfizer, Inc.

        We previously reported that Pfizer was actively developing one of the compounds we provided to Wyeth (acquired by Pfizer in 2009) as part of our previous chemistry services operations. We have been informed that Pfizer has discontinued development of this compound.

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

  •
  continued refinement and prioritization of our clinical program with ARQ 197 based on our expanding knowledge of c-Met inhibition and emerging data from early-stage trials;

  •
  application of our proprietary drug discovery technology to discover novel drugs in disease indications for which we believe we can develop products with advantages over current therapies or where no current therapy exists;

  •
  ongoing portfolio prioritization to select our most promising product candidates for further development, thereby mitigating overall development risk and maximizing market opportunities;

  •
  pursuit of partnerships or alliances with pharmaceutical and biotechnology companies to offset spending, balance risk, and gain expertise;

  •
  maintenance and expansion of our portfolio of patents, know-how and trade secrets; and

  •
  commercialization or co-commercialization of our drugs in the U.S.

2011 Operational Goals

ARQ 197 / c-Met Program

        During 2011, we plan to pursue the clinical development of ARQ 197 primarily through:

  •
  enrollment of patients in the Phase 3 trial in NSCLC, including opening substantially all of the planned sites;

  •
  completion of patient enrollment and announcement of data from the Phase 2 monotherapy trial in HCC;

  •
  presentation of results from the Phase 1 combination therapy trial with irinotecan and cetuximab in colorectal cancer;

  •
  continued enrollment of patients in the Phase 2 combination therapy trial with irinotecan and cetuximab in colorectal cancer;

  •
  evaluation of final results from the combination trials with sorafenib and gemcitabine to determine potential Phase 2 development plans with these combination therapies;

  •
  determination of the feasibility of future clinical development plans in c-Met-associated soft tissue sarcomas and other possible indications under investigator sponsorship supported by a Cooperative Research and Development Agreement (CRADA);

  •
  evaluation of proposals for additional trials of ARQ 197 under National Cancer Institute/Cancer Therapy Evaluation Program sponsorship.

ARQ 621 / Eg5 Program

  •
  completion of patient enrollment in the ongoing Phase 1 trial.

ARQ 736 / BRAF Program

  •
  completion of patient enrollment in the ongoing Phase 1 trial.

Pre-clinical Pipeline

  •
  substantial completion of pre-clinical development leading to the potential filing of an Investigational New Drug Application ("IND") for a lead compound from fibroblast growth factor receptor ("FGFR") kinase program in late 2011 or early 2012.

AKIP™ Discovery Platform

  •
  continued prosecution of our AKIP™ collaboration with Daiichi Sankyo, which is focused on three kinase targets in the field of oncology, with an option for a fourth;

  •
  negotiation of an additional collaboration that applies the capabilities of this platform toward validated kinase targets in oncology or other therapeutic areas.

Development and Commercialization Strategy

        Our development and commercialization strategy includes the following components:

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

        Simultaneously, we will consider a broad range of business development activities potentially encompassing product and technology acquisitions, licensing agreements and corporate combinations that would help expand the overall scope of product development and potentially accelerate the implementation of a commercialization infrastructure. Such activities offer the opportunity to leverage the capabilities of a potential partner with resources complementary to ours in drug discovery and development. We may also continue to invest in technology and personnel to enhance or expand our capabilities in drug discovery.

        Focus on cancer, a market with a large unmet need.    Cancer is the second most common cause of death in the western world. According to the American Cancer Society, approximately 569,000 cancer-related deaths were projected to occur and 1.5 million new cases were projected to be diagnosed in the U.S. during 2010. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as 78 percent of cancers occur in the over-55 year old population. The National

Institutes of Health estimate that between 2003 and 2007 the median age of cancer patients at death was 73, and the overall healthcare cost of cancer in the U.S. during 2008 was $228 billion.

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

        Utilize our AKIP™ discovery platform.    We have discovered a novel binding mode of ARQ 197 to its target, the c-Met receptor kinase. We have completed initial research in the human kinome (consisting of 518 human kinase genes) and identified similar binding sites in approximately 270 kinases, which has led to the establishment of the ArQule Kinase Inhibitor Program (AKIP™). We believe we have within this platform the capability to design novel kinase inhibitors with a non-ATP competitive mechanism of action. In so doing, we plan to exploit unencumbered chemical space with the potential for an expanding intellectual property estate. We will seek to fund and to expand our proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

        Benefit from the resources and strengths of collaborators.    In April 2007, we announced that we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia, and in November 2008, we entered into a strategic relationship with Daiichi Sankyo to develop and commercialization ARQ 197 in those areas of the world not covered by the Kyowa Hakko Kirin agreement, as well as to develop a new generation of kinase inhibitors by applying our AKIP™ platform. We benefit from the resources and expertise of these partners, and we intend to pursue future partnership arrangements as appropriate when the resources and capabilities of a potential partner complement our strengths in drug discovery and development.

PATENTS AND PROPRIETY RIGHTS

        We rely principally on patent and trade secret protection for our intellectual property, both in the U.S. and other countries. While many patent applications have been filed in the U.S., the European Union ("E.U.") and other foreign countries with respect to our drug candidates, many of these have not yet been issued or allowed. The patent positions of companies in the biotechnology industry and the pharmaceutical industry are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims, if any, that may be allowed under any of our patent applications, or the enforceability of any of our issued patents.

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

  •
  advancement of a discovery and development portfolio of anti-cancer candidates that are selective for cancer cells and applicable across a broad spectrum of cancer types; and

  •
  securing partners to co-develop and advance our drug candidates through later-stage clinical trials and beyond.

        In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Plexxikon, Inc., Roche and Telik, Inc.

        In addition, with respect to ARQ 197, we are aware of a number of companies that are or may be pursuing a number of different approaches to c-Met inhibition, including Amgen Inc., AVEO Pharmaceuticals, Inc., Bristol- Myers Squibb Company, Cephalon, Inc., Compugen Ltd., Exelixis, Inc., Genentech, Inc., GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Methylgene Inc., Pfizer, Roche, Takeda and Supergen Inc. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

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

EMPLOYEES

        As of February 1, 2011, we employed 115 people in Woburn, Massachusetts. Of that total, 86 are engaged in research and development and 29 in general and administration, and 42 hold PhDs, 5 hold MDs and 24 hold Masters Degrees in the sciences.

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

EXECUTIVE OFFICERS

        Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2011.

NAME	AGE	POSITION
Paolo Pucci	49	Chief Executive Officer and a Director
Peter S. Lawrence	47	President and Chief Operating Officer
Dr. Brian Schwartz	49	Chief Medical Officer
Dr. Thomas C.K. Chan	55	Chief Scientific Officer

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

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OUR INDUSTRY AND BUSINESS STRATEGY

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

        Our leading clinical-stage product candidate, ARQ 197, is based on inhibition of the c-Met receptor tyrosine kinase. Our other clinical-stage products, ARQ 621 and ARQ 736, are designed to inhibit the Eg5 kinesin motor protein and the RAF kinases, respectively. Although drugs have been approved that inhibit the activity of protein kinases and other enzymes and mitotic proteins such as tubulins, to our knowledge, no company has received regulatory approval for a drug based on the specific proteins targeted by any of our product candidates. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.

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

        Before obtaining regulatory approvals for the commercial sale of our products, we and our collaborative partners must demonstrate through preclinical studies (laboratory or animal testing) and clinical trials (human testing) that our proposed products are safe and effective for use in each target indication. This testing is expensive and time-consuming, and failure can occur at any stage. If we terminate a preclinical or clinical program, we will have expended resources in an effort that will not provide a return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses.

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

        Although it is part of our strategy to pursue clinical development to take advantage of available accelerated regulatory approval processes, there is no guarantee that our product candidates will show the evidence predictive of clinical benefit necessary to qualify for such regulatory treatment.

Delays in clinical testing could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

        Clinical trials typically take several years to complete. The duration and cost of clinical trials will vary greatly depending on the nature, complexity, and intended use of the drug being tested. Even if the results of our clinical trials are favorable, the clinical trials of ARQ 197 and other product candidates will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing for ARQ 197 or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan. In January 2011, our first patient was enrolled in the Phase 3 trial of ARQ 197 in combination with erlotinib for patients with non-squamous, non-small cell lung cancer who have received one or two prior systemic anti-cancer therapies. This trial is being conducted by Daiichi Sankyo, our collaborator in development of ARQ 197. Phase 3 clinical efficacy trials, in general, are significantly more complex and time-consuming and involve more patients than the Phase 1 and 2 clinical trials that have been completed to date. We do not know whether our Phase 3 clinical trials of ARQ 197 or any other pre-clinical or clinical trials be completed on schedule, if at all. At any time, a clinical trial can be placed on "clinical hold" or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

  •
  our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to provide additional information about formulation or manufacture of our product candidates or clinical trial design or to conduct additional clinical and/or pre-clinical testing or to abandon programs;

  •
  we may experience delays related to reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, clinical investigators and trial sites;

  •
  we may be unable to manufacture or obtain sufficient quantities of a product candidate for use in clinical trials;

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

  •
  the effects of our product candidates on patients may not be the desired therapeutic effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved; and

  •
  the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on our development platforms, which could lengthen the regulatory review process.

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

        We have reached a Special Protocol Assessment (SPA) agreement with the FDA for the design of a Phase 3 trial of ARQ 197 in patients with non-small cell lung cancer (NSCLC) of non-squamous histology. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a New Drug Application. Final marketing approval depends on the results of the trial. The SPA may not be sufficient for the purpose of obtaining marketing approval for ARQ 197. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

  •
  failure to design appropriate clinical trial protocols;

  •
  failure by us, our employees, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, DEA or other regulatory requirements or our clinical protocols;

  •
  inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

  •
  discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;

  •
  lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;—lack of effectiveness of any product candidate during clinical trials;

  •
  slower than expected rates of subject recruitment and enrollment rates in clinical trials;

  •
  failure of our CROs or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

  •
  inability or unwillingness of medical investigators to follow our clinical protocols; and

  •
  unfavorable results from on-going clinical trials and pre-clinical studies.

        Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for ARQ 197 and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

We have limited clinical development and commercialization experience.

        We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed five IND applications, and we have initiated twenty Phase 1 clinical trials of which fourteen have been completed, and eleven Phase 2 clinical trials of which seven have been completed. We have not conducted a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners as we have done for our Phase 3 non-small cell lung cancer trial. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.

We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained for our product candidates in Phase 2 clinical studies may not be repeated in Phase 3.

        We have completed Phase 2 clinical studies and enrolled the first patient in our Phase 3 non-small cell lung cancer trial on January 12, 2011. However, we have never completed a Phase 3 clinical trial. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we and our collaborators must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Furthermore, while we have obtained positive safety and efficacy results for ARQ 197 during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.

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

        From our inception in 1993 through December 31, 2010 we have incurred cumulative losses of approximately $399 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.

        We expect our expenses to increase significantly as we spend additional amounts to fund research, development, clinical testing and commercialization of our drug candidates. We currently have three product candidates in various stages of clinical development. As a result, we will need to generate significant additional revenues to achieve profitability.

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

        As of December 31, 2010, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $219 million, $160 million and $23 million respectively, which expire at various dates through 2030. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards in the fourth quarter of 2009 to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis and a review of ownership changes in 2010, we currently do not believe Sections 382's limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

        The regulatory process requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, the results of later trials may not confirm the positive results of earlier preclinical studies or trials. Delays or rejections may also be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval phases of our product candidates may cause delays in the approval or rejection of an application. We are currently in Phase 1 and Phase 2 clinical testing of ARQ 197 and have enrolled a patient in our Phase 3 non-small cell lung cancer trail being conducted by Daiichi Sankyo and Phase 1 clinical testing of ARQ 621 and ARQ 736. We have never conducted a Phase 3, or pivotal, clinical trial, nor have we filed or prosecuted the applications necessary to gain regulatory approvals.

        A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound's activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. the FDA in the United States, the EMA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a CTA application with the appropriate regulatory authority outside of the United States. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority does not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.

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

Even if we or our collaborators bring products to market, we may be unable to price our products effectively or obtain adequate reimbursement for sales of our products, which would have an adverse effect on our revenues.

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

        We have sought and may seek collaborators for our drug development and commercialization efforts. We may enter into these collaborations to obtain external financing for drug development and to obtain access to drug development and commercialization expertise. The availability of partners depends on the willingness of pharmaceutical and biotechnology companies to collaborate in drug discovery activities. Only a limited number of pharmaceutical and biotechnology companies would fit our requirements. The number could decline further through consolidation, or the number of collaborators with interest in our drugs could decline. If the number of our potential collaborators were to decline, the remaining collaborators may be able to negotiate terms less favorable to us.

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

        Even if we are able to gain the interest of potential drug development partners, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Collaborations may not be available on commercially acceptable terms and, if formed, may not be commercially successful or, if successful, may not realize sufficient benefit for us. If we are unable to form collaborations, we may not gain access to the financial resources and industry expertise necessary to develop and commercialize drug products or successfully market any products we develop on our own and, therefore, be unable to generate revenue from our products. In addition, our past, existing and future collaboration terms contain or will likely contain limitations on classes of chemical compounds or biological targets that we may explore outside those collaborations for our own use.

Our success depends in part on the efforts of our current and possible future collaborators, who will likely have substantial control and discretion over the continued development and commercialization of drug candidates, including ARQ 197, that are the subjects of our collaborations.

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

  •
  our collaborators may underfund, not commit sufficient resources to, or conduct in an unsatisfactory matter the testing, marketing, distribution or other development of our drug candidates;

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

        We do not have the ability or the human resources to perform all of the testing or conduct all of the clinical trials that are necessary in connection with the development of our product candidates. We are using third-party clinical research organizations, or CROs, to oversee many of our ongoing clinical trials and expect to use the same or similar organizations for certain of our future clinical trials. Our reliance on these third parties reduces our control over these activities. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons. These risks are heightened if we conduct clinical trials outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

If the third parties we rely upon to conduct, supervise and monitor our clinical studies perform in an unsatisfactory manner, it may harm our business.

        We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for ARQ 197 and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs' activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA's current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. In addition, our Phase 3 clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of ARQ 197. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process. Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ARQ 197, or our other product candidates. As a result, our financial results and the commercial prospects for ARQ 197 and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We have limited manufacturing experience. Currently, we primarily rely on third parties to provide sufficient quantities of our product candidates to conduct pre-clinical and clinical studies. In the future, we may rely on our collaborators for drug supply. We have no control over our manufacturers', suppliers' and collaborators' compliance with manufacturing regulations, and their failure to comply could interrupt our drug supply.

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

RISKS RELATED TO COMPETITION

The drug research and development industry is highly competitive, and we compete with some companies that have a broader range of capabilities and better access to resources than we do.

        The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Plexxikon, Inc., Roche and Telik, Inc. and many others.

        With respect to ARQ 197 specifically, we are aware of a number of biotechnology and pharmaceutical companies that are or may be pursuing approaches to c-Met inhibition, including Amgen Inc., AVEO Pharmaceuticals, Inc., Bristol- Myers Squibb Company, Cephalon, Inc., Compugen Ltd., Exelixis, Inc., Genentech, Inc., GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Methylgene Inc., Pfizer, Roche, Takeda and Supergen Inc. and others.

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

        The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns. We face potential patent infringement suits by companies that control patents for drugs or potential drugs similar to our product candidates or other suits alleging infringement of their intellectual property rights. There could be issued patents of which we are not aware that our products and their use, whether as single agents or in combination with other products, infringe or patents that we believe we do not infringe that we are ultimately found to infringe. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our drug candidates or resulting products, and their use as single agents or in combination with other products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements. In March 2001, we purchased this building and the land on which it sits and a developable adjacent parcel of land for $18.2 million and $2.3 million, respectively, in an arms-length transaction with the original developer. On May 2, 2005, we completed a transaction to sell the Woburn facility and simultaneously leased the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease term for up to an additional ten years. See Note 5, "Property and Equipment" in the Notes to Consolidated Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

        The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2005 to December 31, 2010, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2005. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ArQule, Inc.	100.00	96.73	94.77	68.95	60.29	95.92
NASDAQ Market (U.S. Companies) Index	100.00	109.84	119.14	57.41	82.53	97.95
NASDAQ Biotechnology Index	100.00	101.02	105.65	92.31	106.74	122.76

        ArQule's common stock is traded on the NASDAQ Global Market under the symbol "ARQL".

        The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule's common stock:

	HIGH	LOW
2009
First Quarter	$4.91	$2.62
Second Quarter	6.38	3.71
Third Quarter	6.35	4.50
Fourth Quarter	4.65	3.17
2010
First Quarter	$7.49	$2.97
Second Quarter	6.85	4.29
Third Quarter	5.72	3.75
Fourth Quarter	6.27	4.91
2011
First Quarter (through February 16, 2011)	$7.01	$5.75

        As of February 16, 2011, there were approximately 87 holders of record and approximately 6,940 beneficial shareholders of our common stock.

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

        The following data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006*
STATEMENT OF OPERATIONS DATA:
Revenue:
Research and development revenue(a)(b)(c)(d)	$29,221	$25,198	$14,141	$9,165	$6,626
Costs and expenses:
Research and development	47,034	49,495	49,629	53,727	47,428
General and administrative	13,477	13,317	16,918	15,069	11,560

Total costs and expenses	60,511	62,812	66,547	68,796	58,988

Loss from continuing operations	(31,290)	(37,614)	(52,406)	(59,631)	(52,362)
Interest income	619	1,089	3,342	6,259	5,139
Interest expense	(274)	(655)	(472)	—	—
Other income (expense)(e)	266	1,594	(1,328)	—	—

Net loss from continuing operations	(30,679)	(35,586)	(50,864)	(53,372)	(47,223)
Income from discontinued operations(f)	—	—	—	—	15,783

Net loss before income taxes	(30,679)	(35,586)	$(50,864)	$(53,372)	$(31,440)
Benefit from (provision for) income taxes	550	(550)	—	—	—

Net loss	$(30,129)	$(36,136)	$(50,864)	$(53,372)	$(31,440)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.68)	$(0.82)	$(1.16)	$(1.33)	$(1.33)
Income from discontinued operations(f)	—	—	—	—	0.45

	$(0.68)	$(0.82)	$(1.16)	$(1.33)	$(0.88)

Weighted average common shares outstanding—basic and diluted	44,529	44,169	43,870	40,040	35,539

*
All amounts for 2006 have been restated to reflect our discontinued chemistry services operations.

	DECEMBER 31,
	2010	2009	2008	2007	2006
Cash, cash equivalents and marketable securities(g)	$80,695	$154,677	$141,890	$135,082	$95,832
Marketable securities-long term	2,154	8,814	64,219	—	—

	$82,849	$163,491	$206,109	$135,082	$95,832
Working capital	34,901	73,569	59,680	111,797	80,557
Notes payable	1,700	46,100	47,750	—	—
Total assets	88,866	171,880	214,212	142,210	104,820
Total stockholders' equity (deficit)(g)	(14,562)	11,535	43,467	88,041	79,954

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

(c)
In November 2008, ArQule and Daiichi Sankyo entered into a research collaboration, exclusive license and co-commercialization agreement for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement includes upfront licensing fees of $15 million, which were received in 2008, payments for research support, and licensing fees for compounds discovered as a result of this research. ArQule will also receive milestone payments related to clinical development, regulatory review and sales and royalty payments on net sales of compounds from the collaboration.

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

(e)
In 2008, we received a put option from UBS AG to repurchase auction rate securities we owned at par value any time during the period from June 30, 2010 through July 2, 2012 (the "Put Option"). The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities. The fair value of the Put Option of $6.7 million was recorded as other income and was reported in other income (expense) in the statement of operations. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflected the Company's intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. This resulted in a loss of $8.0 million in 2008 which was recorded in other income (expense) in the statement of operations.

Other income (expense) in 2009 includes an unrealized gain on our auction rate securities of $3.2 million, partially offset by a loss of $1.6 million on our auction rate security Put Option.

Other income (expense) in 2010 includes a $4.4 million gain from the increase in fair value of our auction rate securities and a $5.1 million loss from the decrease in fair value of our Put Option upon exercise. Other income (expense) in 2010 also includes $1.0 million of cash grants for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010.

(f)
In the fourth quarter of 2006, we completed our exit from our chemistry services operations and disposed of the related assets. We reported the results of the chemistry services operations as discontinued operations in 2006, since the related cash flows of our chemistry services operations were eliminated from our ongoing operations and we do not have any significant continuing involvement in the operations of the component or the assets that were disposed.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target specific biological pathways implicated in a wide range of cancers. We employ novel technologies such as our ArQule Kinase Inhibitor Platform ("AKIP™") to design and develop drugs that have the potential to fulfill this mission.

        Our products and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs.

        Our lead product candidate is ARQ 197, an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase ("c-Met"). ARQ 197 recently was assigned the non-proprietary generic name, tivantinib. C-Met is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") and Kyowa Hakko Kirin Co., Ltd., ("Kyowa Hakko Kirin") are implementing a clinical development program designed to realize the broad potential of ARQ 197 as a well tolerated single agent and in combination with other anti-cancer therapies in a number of disease indications. These include non-small cell lung cancer ("NSCLC") (our most advanced indication), liver cancer, colorectal cancer, germ cell tumors and gastric cancer. We are also completing earlier-stage combination therapy trials with ARQ 197 and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

        In January 2011, we enrolled the first patient in the Phase 3 trial of ARQ 197 in NSCLC in combination with erlotinib, an approved anti-cancer agent. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous, NSCLC who will receive ARQ 197 plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment ("SPA") agreement with the U.S. Food and Drug Administration ("FDA").

        We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received.

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor, is in pre-clinical development.

        Our drug discovery efforts are focused primarily on the AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets.

        We have incurred a cumulative deficit of $398.7 million from inception through December 31, 2010. We expect research and development costs to increase during the course of 2011, due to clinical testing of our lead product candidates. We recorded a net loss for 2008, 2009, 2010 and expect a net loss for 2011.

        Our revenue consists primarily of development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably the timing and extent of our cancer-related research and development activities together with the length and outcome of our clinical trials. On December 17, 2008, Roche notified the Company of its intention not to exercise its option to license the E2F program. Roche's rights to develop and commercialize potential drugs under the agreement terminated as of December 31, 2008. As a result, the Company will not receive any further payments under this agreement.

        On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and commercialization of ARQ 197 in human cancer indications. The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of ARQ 197 commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of ARQ 197 in the U.S. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo.

        Each quarter the ARQ 197 collaboration costs we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo's we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo's, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. In 2010, our ARQ 197 collaboration costs incurred were less than those of Daiichi Sankyo's by $3.3 million and accordingly that amount was recognized as contra-revenue and was netted against our ARQ 197 Daiichi Sankyo research and development revenue.

        The dosing of the first patient in a Phase 3 clinical trial of ARQ 197 in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013.

        On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP™ collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. On October 12, 2010, we and Daiichi Sankyo announced the expansion of this agreement, establishing a third target, with an option for a fourth, in oncology, and including a two-year extension through November 2012. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012.

        On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197 in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin, and in September 2010, we received a $5 million milestone payment. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2010, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

				% increase (decrease)
	December 31,
				2009 to 2010	2008 to 2009
	2010	2009	2008
	(in millions)
Cash, cash equivalents and marketable securities short-term	$80.7	$154.7	$141.9	(48)%	9%
Marketable securities long-term	2.2	8.8	64.2	(76)%	(86)%
Notes payable	1.7	46.1	47.8	(96)%	(3)%
Working capital	34.9	73.6	59.7	(53)%	23%

	December 31,
	2010	2009	2008
	(in millions)
Cash flow from:
Operating activities	$(34.8)	$(41.8)	$27.5
Investing activities	62.3	(62.6)	55.3
Financing activities	(43.6)	(0.9)	48.3

        Cash flow from operating activities.    Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments from our collaborators for services performed or upfront payments for future services. In 2010, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, and payments for operating expenses which resulted in a net cash outflow of $34.8 million.

        Cash flow from investing activities.    Our net cash provided by investing activities of $62.3 million in 2010 was comprised of net sales of marketable securities of $62.6 million, partially offset by acquisitions of fixed assets of $0.4 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company's constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

        ArQule's marketable securities portfolio included $59.5 million (at cost) at December 31, 2009 and $2.6 million (at cost) at December 31, 2010, invested in auction rate securities. Beginning in the first quarter of 2008 and throughout 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the "Put Option"). The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.

        On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company's auction rate securities held by UBS AG that were outstanding at June 30, 2010. Throughout 2010 UBS AG redeemed at par value a total of $56.9 million of the Company's auction rate securities held by UBS AG, including those redeemed from the exercise of the Put Option. The Company used a portion of the $56.9 million of 2010 redemptions to retire the $44.4 million notes payable to UBS AG that had been outstanding at December 31, 2009. The credit line at UBS AG was cancelled in July 2010.

        Cash flow from financing activities.    Our net cash used by financing activities of $43.6 million in the year ended December 31, 2010 was from the $44.4 million payment on our notes payable, partially offset by additional cash inflow of $0.8 million from stock option exercises and employee stock plan purchases.

        Our net cash used by financing activities of $0.9 million in the year ended December 31, 2009 was from the $1.6 million payment on our notes payable, partially offset by additional cash inflow of $0.7 million from stock option exercises and employee stock plan purchases.

        Our net cash provided by financing activities of $48.3 million in the year ended December 31, 2008 was primarily from the $46.1 million we borrowed under our collateralized, revolving credit line agreement secured by our auction rate securities and the $1.7 million we borrowed under a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities.

        Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, the timing and receipt of milestone payments under collaboration agreements, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

        In January 2011, we received net proceeds of $46.5 million from our 8,050,000 share stock offering. In February 2011, we received a $25 million milestone payment from Daiichi Sankyo triggered by the dosing of the first patient in the Phase 3 NSCLC clinical trial. In light of these two cash inflows, cash, cash equivalents and marketable securities on hand at December 31, 2010 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements into 2013.

        Our contractual obligations were comprised of the following as of December 31, 2010 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	14,423	3,523	6,646	4,254	—
Purchase obligations	10,584	10,584	—	—	—

Total	$26,707	$15,807	$6,646	$4,254	$—

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

        For our ARQ 197 collaboration with Daiichi Sankyo, we compare the collaboration costs we incur with those of Daiichi Sankyo each quarter. If our costs for the quarter exceed Daiichi Sankyo's we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo's, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. Amounts recognized as contra-revenue are netted against our ARQ 197 Daiichi Sankyo research and development revenue.

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

        We conduct quarterly reviews to determine the fair value of our investment portfolio and to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive income (loss).

        For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the consolidated statement of operations as an impairment loss.

        Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

RESULTS OF OPERATIONS

        The following are the results of operations for the years ended December 31, 2010, 2009 and 2008:

Revenue

				% increase (decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in millions)
Research and development revenue	$29.2	$25.2	$14.1	16%	78%

        2010 as compared to 2009:    Research and development revenue in 2010 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement.

        Under the terms of our ARQ 197 collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded from milestones and royalties. Each quarter the ARQ 197 collaboration costs we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo's we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo's, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. In 2010, our ARQ 197 collaboration costs incurred were less than those of Daiichi Sankyo's by $3.3 million and accordingly that amount was recognized as contra-revenue and was netted against our ARQ 197 Daiichi Sankyo research and development revenue.

        The $4.0 million revenue increase in 2010 is primarily due to an additional $2.0 million of revenue recognized from Daiichi Sankyo agreements, net of $3.3 million of contra revenue, and $2.0 million of revenue recognized from the $5.0 million milestone received from Kyowa Hakko Kirin in September 2010.

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

Research and development

				% increase (decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in millions)
Research and development	$47.0	$49.5	$49.6	(5)%	—

        2010 as compared to 2009:    The $2.5 million decrease in research and development expense in 2010 is primarily due to a $7.0 million decrease in outsourced clinical and product development costs related to our phase 1 and 2 programs for ARQ 197 partially offset by an increase of $4.4 million in other pipeline preclinical and clinical costs. At December 31, 2010, we had 86 employees dedicated to our research and development program, up from 82 employees at December 31, 2009.

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

        The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Year Ended December 31, 2010	Program-to-date
c-Met program—ARQ 197	Phase 3	$11.9	$65.0

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

General and administrative

				% increase (decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in millions)
General and administrative	$13.5	$13.3	$16.9	1%	(21)%

        2010 compared to 2009: General and administrative expense in 2010 increased by $0.2 million principally due to higher professional fees. General and administrative headcount was 29 at December 31, 2010 and 2009.

        2009 compared to 2008:    General and administrative expense in 2009 decreased by $3.6 million principally due to $2.0 million of stock compensation costs incurred in 2008 resulting from senior management transitions that did not recur in 2009, a decrease of $0.7 million in personnel and related costs and lower professional fees of $0.6 million. General and administrative headcount was 29 at December 31, 2009 compared to 30 at December 31, 2008.

Restructuring

        In December 2002, we announced a major restructuring of our operations in order to realign our workforce and expedite the transition towards becoming a drug discovery company. The restructuring actions included closing our facility in Redwood City, California.

        The facility-related accrual, which represented the difference between our lease obligation for the California facility and the amount of sublease payments received under its sublease agreement, was paid in 2010 upon expiration of the lease.

        Activities against the restructuring accrual in 2010 and 2009 were as follows (in thousands):

	Balance as of December 31, 2009	2010 Provisions	2010 Payments	Balance as of December 31, 2010
Facility-related	$78	$—	$(78)	$—

Total restructuring accrual	$78	$—	$(78)	$—

	Balance as of December 31, 2008	2009 Provisions	2009 Payments	Balance as of December 31, 2009
Facility-related	$738	$—	$(660)	$78

Total restructuring accrual	$738	$—	$(660)	$78

Interest income, interest expense and other income (expense)

				% increase (decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in millions)
Interest income	$0.6	$1.1	$3.3	(43)%	(67)%
Interest expense	(0.3)	(0.7)	(0.5)	(58)%	39%
Other income (expense)	0.3	1.6	(1.3)	(83)%	220%

        Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in 2010 and 2009 primarily due to lower interest rates earned on our portfolio. Interest expense was incurred on our notes payable.

        Other income (expense) in 2010 includes a $4.4 million gain from the increase in fair value of our auction rate securities and a $5.1 million loss from the decrease in fair value of our Put Option upon exercise. Other income (expense) in 2010 also includes $1.0 million of cash grants for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010.

        Other income (expense) in 2009 includes an unrealized gain on our auction rate securities of $3.2 million, partially offset by a loss of $1.6 million on our auction rate security Put Option. Other income (expense) in 2008 includes a loss on our auction rate securities of $8.0 million, partially offset by a $6.7 million gain upon recognition of the fair value of our auction rate security Put Option received from our 2008 settlement agreement with UBS.

Provision for income taxes

        The Company recorded a $0.6 million federal income tax benefit in 2010 attributable to an election it made in the second quarter of 2010 under legislation that allowed net operating losses to offset 100% of alternative minimum tax ("AMT"). Prior to this legislation, only 90% of AMT could be offset by net operating losses and accordingly in 2009 the Company recorded a $0.6 million federal income tax expense for AMT. The Company received a refund in July 2010 of the $0.6 million AMT paid in 2009. There was no current or deferred tax expense for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Recently Issued Accounting Standards

        In October 2009, the FASB issued an accounting standards update ("ASU") on Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. Among other provisions, this guidance eliminates the requirement to have objective evidence for undelivered products and services and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately. Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new agreements or material modifications of existing agreements will be recognized based upon the relative selling price of each element in the arrangement. The Company adopted this guidance prospectively on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

        In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis for milestones on or after January 1, 2011 and the adoption of this standard did not have a material impact on our financial position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

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

        Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. Beginning in the first quarter of 2008 and throughout 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. At December 31, 2010 we held $2.2 million of auction rate securities at fair value.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArQule, Inc.

        In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2011

ARQULE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$20,457	$36,551
Marketable securities	60,238	118,126
Prepaid expenses and other current assets	1,119	2,476

Total current assets	81,814	157,153
Marketable securities-long term	2,154	8,814
Property and equipment, net	3,517	4,585
Other assets	1,381	1,328

Total assets	$88,866	$171,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,836	$12,360
Notes payable	1,700	46,100
Current portion of deferred revenue	27,825	24,572
Current portion of deferred gain on sale leaseback	552	552

Total current liabilities	46,913	83,584
Deferred revenue, net of current portion	54,627	74,321
Deferred gain on sale leaseback, net of current portion	1,888	2,440

Total liabilities	103,428	160,345
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,973,335 and 44,772,945 shares issued and outstanding at December 31, 2010 and 2009, respectively	450	448
Additional paid-in capital	383,713	379,621
Accumulated other comprehensive income (loss)	(7)	55
Accumulated deficit	(398,718)	(368,589)

Total stockholders' equity (deficit)	(14,562)	11,535

Total liabilities and stockholders' equity (deficit)	$88,866	$171,880

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$29,221	$25,198	$14,141
Costs and expenses:
Research and development	47,034	49,495	49,629
General and administrative	13,477	13,317	16,918

	60,511	62,812	66,547

Loss from operations	(31,290)	(37,614)	(52,406)
Interest income	619	1,089	3,342
Interest expense	(274)	(655)	(472)
Other income (expense)	266	1,594	(1,328)

Net loss before taxes	(30,679)	(35,586)	(50,864)
Benefit from (provision for) income taxes	550	(550)	—

Net loss	$(30,129)	$(36,136)	$(50,864)

Basic and diluted loss per share:
Net loss per share	$(0.68)	$(0.82)	$(1.16)

Weighted average common shares outstanding-basic and diluted	44,529	44,169	43,870

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK
				ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL		ACCUMULATED DEFICIT	STOCKHOLDERS' EQUITY (DEFICIT)	TOTAL COMPREHENSIVE LOSS
Balance at December 31, 2007	43,761,113	$438	$369,196	$(4)	$(281,589)	$88,041
Stock option exercises and issuance of stock	246,931	2	180			182
Employee stock purchase plan	145,193	2	394			396
Stock based compensation expense			5,708			5,708
Change in unrealized loss on marketable securities				4		4	$4
Net loss					(50,864)	(50,864)	(50,864)

Balance at December 31, 2008	44,153,237	442	375,478	—	(332,453)	43,467
2008 Comprehensive loss							$(50,860)

Stock option exercises and issuance of stock	427,797	4	218			222
Employee stock purchase plan	191,911	2	494			496
Stock based compensation expense			3,431			3,431
Change in unrealized gain on marketable securities				55		55	$55
Net loss					(36,136)	(36,136)	(36,136)

Balance at December 31, 2009	44,772,945	448	379,621	55	(368,589)	11,535
2009 Comprehensive loss							$(36,081)

Stock option exercises and issuance of stock	43,621	1	283			284
Employee stock purchase plan	156,769	1	550			551
Stock based compensation expense			3,259			3,259
Change in unrealized gain on marketable securities				(62)		(62)	$(62)
Net loss					(30,129)	(30,129)	(30,129)

Balance at December 31, 2010	44,973,335	$450	$383,713	$(7)	$(398,718)	$(14,562)

2010 Comprehensive loss							$(30,191)

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(30,129)	$(36,136)	$(50,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,425	1,695	1,702
Amortization of premium/discount on marketable securities	1,130	917	20
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation.	3,259	3,431	5,708
Loss (gain) on auction rate securities put option	5,074	1,610	(6,684)
Loss (gain) on auction rate securities	(4,362)	(3,204)	8,012
Loss on disposal of fixed assets.	—	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,357	(1,704)	654
Other assets	(53)	383	80
Accounts payable and accrued expenses	4,476	(1,900)	98
Restructuring accrual, net of current portion.	—	(78)	(660)
Deferred revenue	(16,441)	(6,220)	69,940

Net cash provided by (used in) operating activities	(34,816)	(41,758)	27,468

Cash flows from investing activities:
Purchases of marketable securities	(91,484)	(94,086)	(8,789)
Proceeds from sale or maturity of marketable securities	154,128	32,097	67,473
Additions to property and equipment	(357)	(660)	(3,519)
Proceeds from disposal of property and equipment	—	—	94

Net cash provided by (used in) investing activities	62,287	(62,649)	55,259

Cash flows from financing activities:
Proceeds from notes payable	—	—	47,750
Payment of notes payable	(44,400)	(1,650)	—
Proceeds from issuance of common stock	835	718	578

Net cash provided by (used in) financing activities	(43,565)	(932)	48,328

Net increase (decrease) in cash and cash equivalents.	(16,094)	(105,339)	131,055
Cash and cash equivalents, beginning of period	36,551	141,890	10,835

Cash and cash equivalents, end of period	$20,457	$36,551	$141,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

        The Company paid interest on debt of $274, $655 and $472 in 2010, 2009 and 2008, respectively.

        The Company paid taxes of $550 in 2009 that were refunded in 2010. The Company paid no taxes in 2008.

The accompanying notes are an integral part of these consolidated financial statements.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS

        We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 and engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel medicines with differentiated mechanisms of action that target specific biological pathways implicated in a wide range of cancers.

        Our lead product candidate is ARQ 197, an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase that is currently being evaluated in Phase 2 and Phase 3 clinical trials in a number of indications. In January 2011, we enrolled the first patient in the Phase 3 trial of ARQ 197 in NSCLC in combination with erlotinib. We have licensed commercial rights to ARQ 197 for human cancer indications to Daiichi Sankyo Co., Ltd. in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin.

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor, is in pre-clinical development. Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate ("ATP") for binding to the target kinase, as well as other types of kinase inhibitors. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets.

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

        We conduct quarterly reviews to determine the fair value of our investment portfolio and to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive income (loss).

        For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the consolidated statement of operations as an impairment loss.

        Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Fair Value of Financial Instruments

        At December 31, 2010 and 2009 our financial instruments consist of cash, cash equivalents, accounts payable, accrued expenses and notes payable. The carrying amount of these financial instruments approximates their fair values. At December 31, 2010 our financial instruments also included marketable securities which are reported at fair value. At December 31, 2009, our financial instruments also included marketable securities and an auction rate security Put Option which are reported at fair value.

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

Impairment or Disposal of Long-Lived Assets

        We assess our long-lived assets for impairment whenever events or changes in circumstances (a "triggering event") indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. We did not recognize an impairment charges related to our long-lived assets during 2010, 2009 and 2008.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Data

        The chief operating decision maker uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are principally engaged in one operating segment. See Note 13 with respect to significant customers. Substantially all of our revenue since inception has been generated in the United States and all of our long-lived assets are located in the United States.

Other Income (Expense)

        Other income (expense) in 2010 includes a $4.4 million gain from the increase in fair value of our auction rate securities and a $5.1 million loss from the decrease in fair value of our Put Option upon exercise. Other income (expense) in 2010 also includes $1.0 million of cash grants for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010.

        Other income (expense) in 2009 includes an unrealized gain on our auction rate securities of $3.2 million, partially offset by a loss of $1.6 million on our auction rate security Put Option. Other income (expense) in 2008 includes a loss on our auction rate securities of $8.0 million, partially offset by a $6.7 million gain upon recognition of the fair value of our auction rate security Put Option received from our 2008 settlement agreement with UBS.

Income Taxes

        Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet "a more likely than not" threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements.

Earnings (Loss) Per Share

        The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 6,355,827, 5,215,189 and 5,600,583 shares of common stock were not included in the 2010, 2009 and 2008 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

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

        We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option's expected term, risk-free interest rate over the option's expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2010, 2009 and 2008.

        The following table presents stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 included in our Consolidated Statements of Operations:

	2010	2009	2008
Research and development	$1,283	$1,415	$1,615
General and administrative	1,976	2,016	4,093

Total compensation expense	$3,259	$3,431	$5,708

        In the years ended December 31, 2010, 2009 and 2008, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge.

        The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2010, 2009 and 2008 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	64%	61%	55%
Risk free interest(3)	1.4 - 2.3%	1.8 - 2.4%	1.6 - 3.2%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.9 - 6.4 years	5.8 - 6.4 years	5.6 - 6.2 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

(1)
We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(2)
Measured using an average of historical daily price changes of our stock over a period equal to our expected term. The weighted average expected volatility in 2010, 2009 and 2008 was approximately 64%, 61% and 55%, respectively.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive gain (loss). Other comprehensive income (loss) was $(62), $55 and $4 in 2010, 2009 and 2008 respectively, composed of unrealized gains and (losses) on marketable securities.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Recently Issued Accounting Standards

        In October 2009, the FASB issued an accounting standards update ("ASU") on Multiple-Deliverable Revenue Arrangements. This standards update amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. Among other provisions, this guidance eliminates the requirement to have objective evidence for undelivered products and services and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately. Revenue from our existing multiple-deliverable arrangements is recognized over the estimated development period using the contingency adjusted performance model. Under the new approach, revenue for new agreements or material modifications of existing agreements will be recognized based upon the relative selling price of each element in the arrangement. The Company adopted this guidance prospectively on January 1, 2011 and the adoption of this standard did not have a material impact on our financial

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

        In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis for milestones on or after January 1, 2011 and the adoption of this standard did not have a material impact on our financial position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

3. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Kinase Inhibitor Discovery Agreement

        On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we are applying our proprietary technology and know-how using our AKIP™ technology for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first and second years of the collaboration, licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. On October 12, 2010, we and Daiichi Sankyo announced the expansion of this agreement, establishing a third target, with an option for a fourth, in oncology, and including a two-year extension through November 2012.

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

3. COLLABORATIONS AND ALLIANCES (Continued)

ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the years ended December 31, 2010 and 2009, $12.6 million and $7.2 million, respectively, was recognized as revenue. At December 31, 2010, $17.5 million remains in deferred revenue.

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

        Each quarter the ARQ 197 collaboration costs we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo's we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo's we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. In 2010, our ARQ 197 collaboration costs incurred were less than those of Daiichi Sankyo's by $3.3 million and accordingly that amount was recognized as contra-revenue and was netted against our ARQ 197 Daiichi Sankyo research and development revenue. The dosing of the first patient in a Phase 3 clinical trial of ARQ 197 in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011.

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

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the years ended December 31, 2010 and 2009, $10.5 million, net of $3.3 million of contra-revenue and $13.9 million, respectively, was recognized as revenue. At December 31, 2010, $41.0 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

        On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize ARQ 197, a small molecule, selective inhibitor of the c-Met receptor tyrosine kinase, in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of ARQ 197. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with ARQ 197 by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through April 2016. For the year ended December 31, 2010, $2.0 million was recognized as revenue from the milestone.

        In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 30, 2010, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

        Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the years ended December 31, 2010 and 2009, $6.1 million and $4.0 million respectively, were recognized as revenue. At December 31, 2010 $24.0 million remains in deferred revenue.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

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

        Under this agreement we received approximately $33 million in research and development support from Roche, all of which has been recognized as revenue through December 31, 2008. In the year ended December 31, 2008, we recognized revenue from Roche of approximately $8.2 million, including $1.6 million of deferred revenue upon the termination of the Roche alliance agreement in 2008. No further revenues will be recognized under the collaboration with Roche.

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

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

        We conduct quarterly reviews to determine the fair value of our investment portfolio and to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. In the event

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

that the cost basis of a security exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive income (loss).

        For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the consolidated statement of operations as an impairment loss.

        Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

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

        ArQule's marketable securities portfolio included $59.5 million (at cost) at December 31, 2009 and $2.6 million (at cost) at December 30, 2010, invested in auction rate securities. Beginning in the first quarter of 2008 and throughout 2010, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the "Put Option"). The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.

        On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company's auction rate securities held by UBS AG that were outstanding at June 30, 2010. Throughout 2010 UBS AG redeemed at par value a total of $56.9 million of the Company's auction rate securities held by UBS AG, including those redeemed from the exercise of the Put Option. The Company used a portion of the $56.9 million of 2010 redemptions to retire the

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

$44.4 million notes payable to UBS AG that had been outstanding at December 31, 2009. The credit line at UBS AG was cancelled in July 2010.

        The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2010 and December 31, 2009:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$12,184	$2	$(1)	$12,185
Corporate debt securities-short term	48,061	12	(20)	48,053

Total available-for-sale marketable securities	$60,245	$14	$(21)	$60,238

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$42,034	$26	$(2)	$42,058
Corporate debt securities-short term	18,770	14	(1)	18,783

	60,804	40	(3)	60,841

Corporate debt securities-long term	6,236	23	(5)	6,254

Total available-for-sale marketable securities	$67,040	$63	$(8)	$67,095

        The Company's available-for-sale marketable securities in a loss position at December 31, 2010 and December 31, 2009, were in a continuous unrealized loss position for less than 12 months.

        The following is a summary of the fair value of trading securities we held at December 31, 2010 and December 31, 2009:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,600	$—	$(446)	$2,154

Total trading securities	$2,600	$—	$(446)	$2,154

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$59,579	$—	$(4,808)	$54,771
Auction rate put option	—	5,074	—	5,074

Total trading securities	$59,579	$5,074	$(4,808)	$59,845

        During the year ended December 31, 2010, unrealized losses of $406 were recognized on the auction rate securities which were held as of December 31, 2010. During the year ended December 31, 2009, unrealized losses of $1.1 million and unrealized gains of $2.4 million, respectively, were recognized for the auction rate securities put option and the auction rate securities which were held as of December 31, 2009. The underlying collateral of our auction rate securities consists primarily of student loans, the majority of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

        At December 31, 2010, the Company's auction rate security is included in marketable securities-long term and totals $2.2 million. At December 31, 2009, the Company's marketable securities-short term include auction rate securities and auction rate put option totaling $57.2 million and marketable securities-long term include auction rate securities of $2.6 million. The auction rate securities and put option were classified as trading securities and accordingly gains and losses were recorded as other income (expense) in the statement of operations. The net decrease in value of our Put Option and auction rate securities totaling $0.7 million in the year ended December 31, 2010 was recorded as a loss in other income (expense) in the statement of operations. The net increase in value of our Put Option and auction rate securities totaling $1.6 million in the year ended December 31, 2010 was recorded as a gain in other income (expense) in the statement of operations.

        In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarified existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations and will not affect them in the future.

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

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

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

	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$16,871	$16,871	$—	$—
Marketable securities	60,238	—	60,238	—
Marketable securities—long term	2,154	—	—	2,154

Total	$79,263	$16,871	$60,238	$2,154

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$35,044	$35,044	$—	$—
Marketable securities	118,126	—	60,841	57,285
Marketable securities—long term	8,814	—	6,254	2,560

Total	$161,984	$35,044	$67,095	$59,845

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

        Due to the lack of market quotes relating to our Put Option, the fair value measurements for our Put Option at December 31, 2009 were estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is based on Level 3 inputs. In this approach the present value of all expected future cash flows is subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk.

        On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company's auction rate securities held by UBS AG that were outstanding at June 30, 2010. Throughout 2010 UBS AG redeemed at par value a total of $56.9 million

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

of the Company's auction rate securities held by UBS AG, including those redeemed from the exercise of the Put Option.

        The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for the periods presented:

Amount ($ in millions)
Balance at December 31, 2009	$59.8
Loss on auction rate securities and put option	(0.7)
Settlements	(56.9)

Balance at December 31, 2010	$2.2

        The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2009:

Amount ($ in millions)
Balance at December 31, 2008	$64.2
Gain on auction rate securities and put option	1.6
Settlements	(6.0)

Balance at December 31, 2009	$59.8

5. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 2010 and 2009:

	USEFUL LIFE ESTIMATED (YEARS)	2010	2009
Machinery and equipment	5	$12,295	$11,844
Leasehold improvements	3 - 10	4,510	4,510
Furniture and fixtures	7	1,175	1,175
Computer equipment	3	3,566	3,517
Construction-in-progress	—	—	143

		21,546	21,189
Less: Accumulated depreciation and amortization		18,029	16,604

		$3,517	$4,585

        On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3,409. We also have options to extend the lease

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT (Continued)

term for up to an additional ten years. We are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we realized a gain on the sale of $5,477, which was deferred and is being amortized over the initial ten year lease term as a reduction in rent expense. The remaining amount of the deferred gain is $2,440 at December 31, 2010.

6. OTHER ASSETS

        Other assets include the following at December 31, 2010 and 2009:

	2010	2009
Security deposits	$669	$656
Prepaid rent, net of current portion	675	672
Other long-term prepaid assets	37	—

Total other assets	$1,381	$1,328

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses include the following at December 31, 2010 and 2009:

	2010	2009
Accounts payable	$1,260	$277
Accrued payroll	3,450	2,709
Accrued outsourced pre-clinical and clinical fees	10,375	8,019
Accrued professional fees	785	552
Accrued restructuring-current portion	—	78
Other accrued expenses	966	725

	$16,836	$12,360

8. NOTES PAYABLE

        On July 8, 2008, we entered into a collateralized, revolving credit line agreement for up to $47.5 million with UBS Bank USA, secured by a first priority lien and security interest in the auction rate securities held by us in an account with UBS Financial Services Inc. During 2009, certain of our auction rate securities were redeemed, and the note payable balance under the Facility was reduced to $44.4 million at December 31, 2009.

        On June 30, 2010, the company exercised the Put Option and in July 2010, UBS AG redeemed at par value all $22.9 million of the Company's auction rate securities held by UBS AG that were outstanding at June 30, 2010. Throughout 2010 UBS AG redeemed at par value a total of $56.9 million of the Company's auction rate securities held by UBS AG, including those redeemed from the exercise of the Put Option. The Company used a portion of the $56.9 million of 2010 redemptions to retire the $44.4 million notes payable to UBS AG that had been outstanding at December 31, 2009. The credit line at UBS AG was cancelled in July 2010.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. NOTES PAYABLE (Continued)

        In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at December 31, 2010 and is collateralized by $2.6 million of auction rate securities.

        Interest expense was $274, $655 and $472 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue up to one million shares of preferred stock. As of December 31, 2010 and 2009, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

Common Stock

        Our amended Certificate of Incorporation authorizes the issuance of up to 100 million shares of $0.01 par value common stock.

        In January 2011, we completed a stock offering in which we sold 8,050,000 shares of common stock at a price of $6.15 for net proceeds of $46.5 million after commissions and offering expenses.

        At December 31, 2010, we have 391,216 common shares reserved for future issuance under the Employee Stock Purchase Plan ("Purchase Plan") and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan ("Equity Incentive Plan") and the 1996 Amended and Restated Director Stock Option Plan ("Director Plan").

10. EQUITY INCENTIVE PLANS

        During 2010, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available to 12,500,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2010, no stock appreciation rights have been issued. At December 31, 2010, there were 2,154,222 shares available for future grant under the Equity Incentive Plan.

        In May 2007, our shareholders approved an amendment to the Director Plan to increase the number of shares available from 500,500 to 750,500. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 15,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2010, options to purchase 717,500 shares of common stock have been granted under this plan of which 552,000 shares are currently exercisable. As of December 31, 2010, 185,000 shares are available for future grant.

        On October 4, 2007, the exercise period associated with 1,115,000 stock options was extended and the vesting of 165,625 stock options was accelerated in conjunction with an amendment to the previous CEO's employment agreement. The amount of stock option expense associated with this amendment was $1,406 in the year ended December 31, 2008.

        In 2009 and 2008, we issued 12,000 fully-vested options to certain members of our Scientific Advisory Board under the Equity Incentive Plan compensation expense with respect to these awards in 2009 and 2008 was $41 and $48 respectively. No such awards were granted in 2010.

        Option activity under the Plans for the years ended December 31, 2008, 2009 and 2010 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	4,477,862	$6.78
Granted	1,737,378	4.16
Exercised	—	—
Cancelled	(614,657)	6.59

Outstanding as of December 31, 2008	5,600,583	5.99
Granted	156,500	3.96
Exercised	(48,641)	4.57
Cancelled	(493,253)	4.82

Outstanding as of December 31, 2009	5,215,189	$6.04
Granted	1,548,650	3.74
Exercised	(83,023)	3.42
Cancelled	(324,989)	10.37

Outstanding as of December 31, 2010	6,355,827	$5.29

Exercisable as of December 31, 2010	4,060,549	$6.03

Weighted average grant-date fair value of options granted during the year ended December 31, 2010		$2.24

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

        The following table summarizes information about options outstanding at December 31, 2010:

	Options Exercisable			Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2009	Weighted Average Exercise Price
$ 2.35 - 2.80	24,000	7.8	$2.46	11,000	$2.43
2.80 - 5.60	3,655,909	7.4	4.01	1,580,727	4.35
5.60 - 8.40	2,301,083	4.6	6.24	2,093,987	6.22
8.40 - 11.20	217,930	2.5	9.52	217,930	9.52
11.20 - 14.00	115,155	0.8	13.32	115,155	13.32
14.00 - 16.80	250	0.6	14.98	250	14.98
16.80 - 19.60	21,500	0.4	18.50	21,500	18.50
19.60 - 28.00	20,000	0.1	28.00	20,000	28.00

	6,355,827	6.1	$5.29	4,060,549	$6.03

        The aggregate intrinsic value of options outstanding at December 31, 2010 was $6,941 of which $2,515 related to exercisable options. The weighted average grant date fair value of options granted in year ended December 31, 2010, 2009 and 2008 was $2.24, $2.29, and $2.23, per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2010, 2009, and 2008 was $213, $54, and $0, respectively.

        Shares vested, expected to vest and exercisable at December 31, 2010 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2010	6,209,222	$5.29	6.1	$6,663
Exercisable at December 31, 2010	4,060,549	$6.03	4.8	$2,515

        The total compensation cost not yet recognized as of December 31, 2010 related to non-vested option awards was $3.9 million, which will be recognized over a weighted-average period of 2.8 years. During the year ended December 31, 2010, there were 22,625 shares forfeited with a weighted average grant date fair value of $1.80 per share. The weighted average remaining contractual life for options exercisable at December 31, 2010 was 4.8 years.

        In 2009, we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through December 31, 2010, 41,258 shares have been forfeited, and

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

265,944 shares have vested. We recognized share-based compensation expense related to restricted stock of $389, $653 and $417 for the year ended December 31, 2010, 2009 and 2008, respectively.

        Restricted stock activity under the Plan for the year ended December 31, 2010 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2009	458,656	$3.70
Granted	—	—
Vested	(119,817)	3.75
Cancelled	(5,525)	3.98

Unvested as of December 31, 2010	333,314	$3.68

        The fair value of restricted stock vested in 2010, 2009 and 2008 was $449, $347 and $247, respectively.

        In July 2010, the Company amended its chief executive officer's (the "CEO's") employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. Through December 31, 2010 no expense has been recorded for these performance-based stock units.

        In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In May 2009, our shareholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be issued from 1,600,000 shares to 2,000,000. As of December 31, 2010, 1,608,784 shares have been purchased and 391,216 shares are available for future sale under the Purchase Plan.

11. INCOME TAXES

        In 2009 the Company recorded $0.6 million of federal income tax expense attributable to alternative minimum tax ("AMT"). The Company's taxable income for the year ended December 31, 2009 primarily resulted from timing differences in recognition of research and development revenues. In 2009 for purposes of AMT the Company could only offset 90% of its current period taxable income with net operating loss carryforwards. The remaining 10% was subject to federal AMT at a tax rate of 20%. In 2010 the Company made an election under revised legislation that allowed net operating losses to offset 100% of AMT. The Company recorded a $0.6 million income tax benefit in 2010 and received a refund in 2010 of the $0.6 million AMT paid in 2009. There was no current or deferred tax expense for the year ended December 31, 2008.

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (Continued)

        The following is reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Income tax (benefit) expense at statutory rate	$(10,430)	$(12,080)	$(17,294)
State tax (benefit) expense, net of Federal tax (benefit) expense	(559)	(2,458)	(3,096)
Permanent items	116	439	7
Effect of change in valuation allowance	11,586	17,089	22,377
Tax credits	(1,466)	(2,632)	(2,043)
Other	203	192	49

Tax expense (benefit)	$(550)	$550	$—

        The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$78,562	$61,948
Tax credit carryforwards	20,486	19,020
Equity based compensation	5,115	4,396
Book depreciation in excess of tax	2,455	2,518
Reserves and accruals	(69)	16
Deferred revenue	28,559	34,083
Loss on investment	227	2,021
Other	182	(71)

	135,517	123,931
Valuation allowance	(135,517)	(123,931)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        Total valuation allowance increased by $11,586 for the year ended December 31, 2010. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal net operating loss ("NOL"), net capital loss and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2010.

        As of December 31, 2010, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $219,187, $159,727 and $22,816 respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2030. Federal net capital loss carryforwards of approximately $571 can be used to offset future federal capital gains and

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (Continued)

expire in 2015. Approximately $15,004 of our federal NOL and $1,568 of our state NOL were generated from excess tax deductions from share- based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

        At December 31, 2009, and 2010 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

        Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards in the fourth quarter of 2009 to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, and a detailed review of ownership changes in 2010, we currently do not believe Sections 382's limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

12. COMMITMENTS AND CONTINGENCIES

Leases

        We lease facilities under non-cancelable operating leases. At December 31, 2010, the minimum lease commitments for all leased facilities, net of sublease income, are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2011	$3,523
2012	3,573
2013	3,073
2014	3,185
2015	1,069
Thereafter	—

Total minimum lease payments	$14,423

ARQULE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense under non-cancelable operating leases was approximately $2,866, $2,866, and $2,883 for the years ended December 31, 2010, 2009, and 2008, respectively. Sublease income, which is recorded as a reduction of rent expense, was approximately $44, $534, and $519, for the years ended December 31, 2010, 2009 and 2008 respectively.

13. CONCENTRATION OF CREDIT RISK

        Revenue from one customer represented approximately 79% of total revenue during 2010, 84% in 2009 and 58% in 2008. Revenue from another customer represented approximately 21% of total revenue during 2010, 16% in 2009, and 29% in 2008.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2010
Net revenues	$6,325	$7,106	$8,270	$7,520
Net loss	(9,752)	(8,227)	(6,394)	(5,756)
Basic and diluted loss per share:
Net loss per share	$(0.22)	$(0.18)	$(0.14)	$(0.13)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2009
Net revenues	$5,420	$6,056	$6,436	$7,286
Net loss	(9,908)	(8,272)	(8,088)	(9,868)
Basic and diluted loss per share:
Net loss per share	$(0.23)	$(0.19)	$(0.18)	$(0.22)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of shareholders to be held on June 2, 2011, as summarized below:

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

  3. EXHIBITS

EXHIBIT NO.		DESCRIPTION
3.1		Restated Certificate of Incorporation of the Company, filed herewith.
3.3		Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 19, 2007 (File No. 000-21429) and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.
10.1	*
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
10.3	*	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix A to the Company's Definitive Proxy Statement filed on April 16, 2007 (File No. 000-21429) and incorporated herein by reference.
10.4	*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5	*
Employment Agreement between the Company and Stephen A Hill dated January 1, 2004. Filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 12, 2004 (File No. 000-21429) and incorporated herein by reference.
10.6
Form of Agreement of Purchase and Sale between ARE-MA Region No. 20, LLC and the Company, dated April 28, 2005. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2005 (File No. 000-21429) and incorporated herein by reference.
10.7
Amended and Restated Lease by and between ARE-MA Region No. 20, LLC and the Company, dated June 30, 2005. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 5, 2005 (File No. 000-21429) and incorporated herein by reference.
10.8	*
Employment Agreement between the Company and Peter S. Lawrence, dated April 13, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.
10.9	*
Employment Agreement between the Company and Nigel J. Rulewski, MD, dated August 1, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2006 (File No. 000-21429) and incorporated herein by reference.
10.10	+
Exclusive License Agreement, by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.		DESCRIPTION
10.11	*	Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Peter S. Lawrence. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429) and incorporated herein by reference.
10.12	*
Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Stephen A. Hill. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429) and incorporated herein by reference.
10.13	*
Amendment to Employment Agreement, effective as of January 7, 2008, by and between the Company and Stephen A. Hill. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2008 (File No. 000-21429) and incorporated herein by reference.
10.14	*	Form of Incentive Stock Option Agreement. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.15	*	Form of Non-Statutory Stock Option Agreement. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.16	*
Second Amendment to Employment Agreement, dated April 14, 2008, by and between ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated herein by reference.
10.17	*
Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated herein by reference.
10.18	*
Separation Agreement and General Release, effective as of July 22, 2008, by and between ArQule, Inc. and Nigel J. Rulewski. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 24, 2008 (File No. 000-21429) and incorporated herein by reference.
10.19	+
Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.20	+
License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.21	+
Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.		DESCRIPTION
10.22	*	Amendment to Employment Agreement, dated as of July 15, 2010, by and between the Company and Paolo Pucci. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010, (File No. 000-21429) and incorporated herein by reference.
10.23	*
Form of Stock Unit Agreement. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010, (File No. 000-21429) and incorporated herein by reference.
10.24	*
Form of Restricted Stock Agreement. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010, (File No. 000-21429) and incorporated herein by reference.
10.25	+
Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company's Amendment No.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14 , 2011, (File No. 000-21429) and incorporated herein by reference.
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
Date: March 2, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PAOLO PUCCI Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2011
/s/ PETER S. LAWRENCE Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 2, 2011
/s/ ROBERT J. WEISKOPF Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 2, 2011
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director—Chairman of the Board	March 2, 2011
/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 2, 2011
/s/ RONALD M. LINDSAY Ronald M. Lindsay	Director	March 2, 2011
/s/ MICHAEL D. LOBERG Michael D. Loberg	Director	March 2, 2011
/s/ WILLIAM G. MESSENGER William G. Messenger	Director	March 2, 2011
/s/ NANCY A. SIMONIAN Nancy A. Simonian	Director	March 2, 2011