Form 10-Q
period 2011-06-30
ARQULE INC
filed 2011-08-04
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

Number of shares outstanding of the registrant’s Common Stock as of July 27, 2011:

Common Stock, par value $.01     53,727,220 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2011

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$27,844	$20,457
Marketable securities-short term	56,246	60,238
Prepaid expenses and other current assets	5,616	1,119
Total current assets	89,706	81,814
Marketable securities-long term	43,158	2,154
Property and equipment, net	3,243	3,517
Other assets	1,405	1,381
Total assets	$137,512	$88,866

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$26,198	$16,836
Note payable	1,700	1,700
Current portion of deferred revenue	33,170	27,825
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	61,620	46,913
Deferred revenue, net of current portion	48,179	54,627
Deferred gain on sale leaseback, net of current portion	1,611	1,888
Total liabilities	111,410	103,428
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,700,171 and 44,973,335 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	537	450
Additional paid-in capital	436,496	383,713
Accumulated other comprehensive income (loss)	57	(7)
Accumulated deficit	(410,988)	(398,718)
Total stockholders’ equity (deficit)	26,102	(14,562)
Total liabilities and stockholders’ equity (deficit)	$137,512	$88,866

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2011	2010	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$5,447	$7,106	$18,852	$13,431

Costs and expenses:
Research and development	12,836	12,318	24,229	24,762
General and administrative	3,552	3,526	7,095	6,855
Total costs and expenses	16,388	15,844	31,324	31,617

Loss from operations	(10,941)	(8,738)	(12,472)	(18,186)

Interest income	112	217	167	527
Interest expense	(6)	(133)	(12)	(255)
Other income (expense)	31	(123)	47	(615)
Loss before taxes	(10,804)	(8,777)	(12,270)	(18,529)

Income tax benefit	—	550	—	550

Net loss	$(10,804)	$(8,227)	$(12,270)	$(17,979)

Basic and diluted net loss per share:
Net loss per share	$(0.20)	$(0.18)	$(0.24)	$(0.40)

Weighted average basic and diluted common shares outstanding	53,255	44,517	51,961	44,461

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(12,270)	$(17,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598	744
Amortization of premium/discount on marketable securities	570	522
Amortization of deferred gain on sale leaseback	(277)	(277)
Non-cash stock compensation	2,301	1,906
Loss on auction rate securities put option	—	5,074
Gain on auction rate securities	(47)	(4,459)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,497)	993
Other long-term assets	(24)	(5)
Accounts payable and accrued expenses	9,362	2,107
Deferred revenue	(1,103)	(9,622)
Net cash used in operating activities	(5,387)	(20,996)
Cash flows from investing activities:
Purchases of marketable securities	(95,131)	(36,821)
Proceeds from sale or maturity of marketable securities	57,660	76,998
Purchases of property and equipment	(324)	(144)
Net cash provided by (used in) investing activities	(37,795)	40,033
Cash flows from financing activities:
Payment of notes payable	—	(29,900)
Proceeds from stock offering, net	46,761	—
Proceeds from stock option exercises	3,808	460
Net cash provided by (used in) financing activities	50,569	(29,440)
Net increase (decrease) in cash and cash equivalents	7,387	(10,403)
Cash and cash equivalents, beginning of period	20,457	36,551
Cash and cash equivalents, end of period	$27,844	$26,148

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase that is currently being evaluated in Phase 2 and Phase 3 clinical trials in a number of indications. In January 2011, we enrolled the first patient in the Phase 3 trial of tivantinib in non-small cell lung cancer (“NSCLC”) in combination with erlotinib, and in February 2011, we received a $25 million payment from Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) resulting from the achievement of this clinical milestone. We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).  We expect that Kyowa Hakko Kirin will independently initiate the recruitment of a Phase 3 trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR in the near future.

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor, is in pre-clinical development. Our drug discovery efforts are focused primarily on the ArQule Kinase Inhibitor Platform (“AKIP™”), which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of June 30, 2011, the results of our operations for the three and six months ended June 30, 2011and June 30, 2010, and cash flows for the six months ended June 30, 2011 and June 30, 2010. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the three and six months ended June 30, 2011 and 2010, $3.2 million and $5.6 million, and $2.8 million and $5.3 million, respectively were recognized as revenue. At June 30, 2011, $13.2 million remains in deferred revenue.

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

In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and six months ended June 30, 2011 and 2010 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.7 million and  $8.7 million, and $0.1 million and $0.8 million, respectively.  Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue. For the three and six month’s ended June 30, 2011 our  non-refundable share of advance drug purchases for the tivantinib trial was $4.8 million.  These costs will be recognized as contra-revenue as the related drugs are administered to patients.  For the three and six month’s ended June 30, 2011 $0.3 million was recognized as contra-revenue and at June 30, 2011 $4.5 million remains deferred and is reported in prepaid and other assets.

The dosing of the first patient in a Phase 3 clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We determined that the milestone is not considered substantive under FASB guidance related to multiple element arrangements. Accordingly, the milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through December 2013. For the three and six months ended June 30, 2011, $1.3 million and $12.7 million, respectively was recognized as revenue from the milestone.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the three and six months ended June 30, 2011 and 2010, $1.0 million and $10.9 million, and $3.4 million and $6.2 million, respectively were recognized as net revenue. At June 30, 2011, $46.4 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with tivantinib by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through April 2016. We expect that Kyowa Hakko Kirin will independently initiate the recruitment of a Phase 3 trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR in the near future.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2011, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and six months ended June 30, 2011 and 2010 $1.2 million and $2.3 million, and $1.0 million and $1.9 million, respectively were recognized as revenue. At June 30, 2011 $21.8 million remains in deferred revenue.

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

We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached.  ArQule’s marketable securities portfolio includes auction rate securities of $2.3 million (at cost) at June 30, 2011 and $2.6 million (at cost) at December 31, 2010. These auction rate securities failed at auction due to sell orders exceeding buy orders.

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2011 and December 31, 2010:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$8,680	$4	$—	$8,684
Corporate debt securities-short term	47,546	24	(8)	47,562
	56,226	28	(8)	56,246
U.S. Federal Treasury and U.S. government agencies securities -long term	41,217	37	—	41,254
Total available-for-sale marketable securities	$97,443	$65	$(8)	$97,500

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$12,184	$2	$(1)	$12,185
Corporate debt securities-short term	48,061	12	(20)	48,053
Total available-for-sale marketable securities	$60,245	$14	$(21)	$60,238

The Company’s available-for-sale marketable securities in a loss position at June 30, 2011 and December 31, 2010 were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at June 30, 2011 and December 31, 2010:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,300	$—	$(396)	$1,904
Total trading securities	$2,300	$—	$(396)	$1,904

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,600	$—	$(446)	$2,154
Total trading securities	$2,600	$—	$(446)	$2,154

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At June 30, 2011 and December 31, 2010, the Company’s auction rate securities are included in marketable securities-long term and total $1,904 and $2,154, respectively. The net increase in fair value of our auction rate securities of $31 and $47 in the three and six months ended June 30, 2011, respectively was recorded as a gain in other income (expense) in the statement of operations.

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

	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$23,133	$23,133	$—	$—
Marketable securities—short term	56,246	—	56,246	—
Marketable securities—long term	43,158	—	41,254	1,904
Total	$122,537	$23,133	$97,500	$1,904

	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$16,871	$16,871	$—	$—
Marketable securities—short term	60,238	—	60,238	—
Marketable securities—long term	2,154	—	—	2,154
Total	$79,263	$16,871	$60,238	$2,154

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

Due to the lack of market quotes relating to our auction rate put option, the fair value measurements for our put option at June 30, 2010 were estimated using a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price, which is based on Level 3 inputs. In this approach the present value of all expected future cash flows is subtracted from the current fair value of the security, and the resulting value is calculated as a future value at an interest rate reflective of counterparty risk. On June 30, 2010, the company exercised the auction rate put option and in July 2010, UBS AG redeemed at par value all of the Company’s auction rate securities held by UBS AG that were outstanding at June 30, 2010.

The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for the periods presented:

Amount
Balance at December 31, 2010	$2,154
Gain on auction rate securities	47
Settlements	(297)
Balance at June 30, 2011	$1,904

Amount
Balance at March 31, 2011	$2,072
Gain on auction rate securities	31
Settlements	(199)
Balance at June 30, 2011	$1,904

Amount
Balance at December 31, 2009	$59,791
Loss on auction rate securities and put option	(615)
Settlements	(33,850)
Balance at June 30, 2010	$25,326

Amount
Balance at March 31, 2010	$53,074
Loss on auction rate securities and put option	(123)
Settlements	(27,625)
Balance at June 30, 2010	$25,326

4.    COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss). Other comprehensive income (loss) includes unrealized losses on our available-for-sale securities that are excluded from net loss. Total comprehensive loss for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(10,804)	$(8,227)	$(12,270)	$(17,979)
Unrealized gain (loss) on marketable securities	101	(7)	64	(36)
Comprehensive loss	$(10,703)	$(8,234)	$(12,206)	$(18,015)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accounts payable	$454	$1,260
Accrued payroll	2,116	3,450
Accrued outsourced pre-clinical and clinical fees	21,960	10,375
Accrued professional fees	690	785
Other accrued expenses	978	966
	$26,198	$16,836

Accrued outsourced pre-clinical and clinical fees include amounts payable for our share of tivantinib collaboration costs that are netted against revenue as contra-revenue.

6.    NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Unvested restricted stock, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. The weighted average number of common shares outstanding excludes 206,653 and 334,214 unvested shares of restricted stock for the three and six months ended June 30, 2011 and 2010, respectively and 390,000 performance-based stock units for the three and six months ended June 30, 2011.  There were no performance-based stock units outstanding at June 30, 2010. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 6,965,518 and 6,238,332 for the three and six months ended June 30, 2011 and 2010, respectively.

7.    STOCK-BASED COMPENSATION AND STOCK PLANS

Our  stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2011 and 2010.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$394	$308	$831	$664
General and administrative	815	732	1,470	1,242
Total stock-based compensation expense	$1,209	$1,040	$2,301	$1,906

In the three and six months ended June 30, 2011 and 2010, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2011 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2010	6,355,827	$5.29
Granted	1,658,950	6.71
Exercised	(670,796)	5.50
Cancelled	(378,463)	9.77

Outstanding as of June 30, 2011	6,965,518	5.37

Exercisable as of June 30, 2011	4,015,734	$5.45

The aggregate intrinsic value of options outstanding at June 30, 2011 was $8,015, of which $4,366 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2011 and 2010 was $4.00 and $2.18 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2011 and 2010 was $897 and $175, respectively.

Shares vested, expected to vest and exercisable at June 30, 2011 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2011	6,818,903	$5.37	7.1	$13,671
Exercisable at June 30, 2011	4,015,734	$5.45	5.7	$4,366

The total compensation cost not yet recognized as of June 30, 2011 related to non-vested option awards was $7.9 million, which will be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2011, there were 118,113 shares forfeited with a weighted average grant date fair value of $3.21 per share. The weighted average remaining contractual life for options exercisable at June 30, 2011 was 5.7 years.

No restricted stock was granted in 2010. In 2009, we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through June 30, 2011, 50,271 shares have been forfeited, and 383,592 shares have vested. We recognized share-based compensation expense related to restricted stock of $186 and $214 for the six months ended June 30, 2011 and 2010, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2011 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	333,314	$3.68
Granted	—	—
Vested	(117,648)	3.74
Cancelled	(9,013)	3.80
Unvested as of June 30, 2011	206,653	$3.64

The fair value of restricted stock vested in the six months ended June 30, 2011 and 2010 was $440 and $449, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. Through June 30, 2011, no expense has been recorded for these performance-based stock units.

In June 2011 our stockholders voted to increase the number of common shares available for awards under our Amended and Restated 1994 Equity Incentive Plan by 3,000,000 from 12,500,000 to 15,500,000, to increase the number of common shares available for purchase by participants under our Amended and Restated 1996 Employee Stock Purchase Plan by 400,000 from 2,000,000 to 2,400,000, and to increase the number of common shares available for awards under our Amended and Restated 1996 Director Stock Option Plan by 200,000 from 750,500 to 950,500.

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

Recently Issued and Adopted Accounting Standards

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis for milestones on or after January 1, 2011 and the adoption of this standard did not have a material impact on our financial position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

In January 2011, we adopted ASU No. 2010-06, ”Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for us is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)”. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us is January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

10.    INCOME TAXES

The Company recorded a $0.6 million income tax benefit in the quarter ended June 30, 2010 attributable to an election it made in the second quarter of 2010 under revised legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”).  Prior to this legislation, only 90% of AMT could be offset by net operating losses.  The Company received a refund in July 2010 of the $0.6 million AMT paid in 2009.

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

At June 30, 2011, and December 31, 2010 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the U.S. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards in the fourth quarter of 2009 to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, and a detailed review of ownership changes through 2010, we currently do not believe Sections 382’s limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

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

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility of $1.7 million at June 30, 2011 is due on demand and is collateralized by $2.3 million of auction rate securities.

Interest expense was $6 and $12 for the three and six months ended June 30, 2011, respectively.  Interest expense was $133 and $255 for the three and six months ended June 30, 2010, respectively.

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

We have incorporated into the SPA a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of c-Met and of tivantinib.  In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents.  These efforts include the generation and interpretation of clinical and pre-clinical data that may suggest potential anti-cancer activity in addition to c-Met inhibition.  These findings taken together may help to define additional clinical settings and patient populations for tivantinib.

In July 2011, we initiated patient recruitment in a randomized, open-label Phase 2 trial of previously treated patients with locally advanced or metastatic NSCLC patients with KRAS mutations who will receive tivantinib plus erlotinib or chemotherapy.  The primary objective of this trial is to evaluate progression-free survival in the intent-to-treat population. In addition, we expect that Kyowa Hakko Kirin will independently initiate the recruitment of a Phase 3 trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR in the near future.

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

Our drug discovery efforts are focused primarily on AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinases. We have incurred a cumulative deficit of $411 million at June 30, 2011. We expect research and development costs to increase during the course of 2011, due to clinical testing of our lead product candidates. We recorded a net loss for 2008, 2009, 2010 and expect to incur a net loss for 2011.

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

In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and six months ended June 30, 2011 and 2010 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.7 million and  $8.7 million, and $0.1 million and $0.8 million, respectively.  Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue. For the three and six month’s ended June 30, 2011 our non-refundable share of advance drug purchases for the tivantinib trial was $4.8 million.  These costs will be recognized as contra-revenue as the related drugs are administered to patients.  For the three and six month’s ended June 30, 2011 $0.3 million was recognized as contra-revenue and at June 30, 2011 $4.5 million remains deferred and is reported in prepaid and other assets.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin, and in September 2010, we received a $5 million milestone payment from them. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2011, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2011	2010	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$84.1	$80.7	$3.4	4%
Marketable securities-long term	43.2	2.2	41.0	1904%
Notes payable	1.7	1.7	—	—
Working capital	28.1	34.9	(6.8)	(20)%

	Six Months Ended
	June 30, 2011	June 30, 2010	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(5.4)	$(21.0)	$15.6
Investing activities	(37.8)	40.0	(77.8)
Financing activities	50.6	(29.4)	80.0

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2011, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, including the $25 million milestone payment from Daiichi Sankyo triggered by the dosing of the first patient in the Phase 3 NSCLC clinical trial, and payments for operating expenses which resulted in a net cash outflow of $5.4 million.

Cash flow from investing activities.  Our net cash used in investing activities of $37.8 million for the six months ended June 30, 2011, was primarily comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.3 million (at cost) at June 30, 2011 and $2.6 million (at cost) at December 31, 2010, invested in auction rate securities.

Cash flow from financing activities.  Our net cash provided by financing activities for the six months ended June 30, 2011 consisted of $46.8 million from the net proceeds of our January 2011 stock offering and $3.8 million from the issuance of common stock from the exercise of stock options.

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

In January 2011, we received net proceeds of $46.8 million from our 8,050,000 share stock offering. In February 2011, we received a $25 million milestone payment from Daiichi Sankyo triggered by the dosing of the first patient in the Phase 3 NSCLC clinical trial. In light of these two cash inflows, cash, cash equivalents and marketable securities on hand at June 30, 2011 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements into 2013.

Our contractual obligations were comprised of the following as of June 30, 2011 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	12,662	3,548	6,452	2,662	—
Purchase obligations	22,106	22,106	—	—	—
Total	$36,468	$27,354	$6,452	$2,662	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2010 on Form 10-K filed with the SEC on March 2, 2011 and the additional critical accounting policy below.

Accounting for Non-refundable Advance Payments for Research and Development - Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are initially deferred and capitalized.  Related expenses (or contra-revenues) are then recognized as expense (or contra-revenue) as the goods are delivered and consumed or the related services are performed.

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2011 and 2010:

Revenue

			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$5.4	$7.1	$(1.7)	(23)%

For the six months ended June 30:
Research and development revenue	$18.9	$13.4	$5.5	40%

Research and development revenue in the three and six months ended June 30, 2011 and 2010 is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement.

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded from milestones and royalties. In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and six months ended June 30, 2011 and 2010 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.7 million and $8.7 million, and $0.1 million and $0.8 million, respectively.  Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue.

The $1.7 revenue decrease in the three month period is primarily due to an increase in contra-revenue of $3.6 million from our tivantinib collaboration with Daiichi Sankyo.  This revenue decrease was partially offset by $1.3 million of revenue recognized in the current quarter on the $25 million milestone payment received from Daiichi Sankyo in the first quarter of 2011 upon dosing the first patient in the Phase 3 NSCLC clinical trial.  In addition, revenue increased in the three month period by $0.7 million from our other collaboration agreements.

The $5.5 million revenue increase in the six months ended June 30, 2011 is primarily due to $12.7 million of revenue recognized in the six months ended June 30, 2011 on the $25 million milestone payment received from Daiichi Sankyo in the first quarter of 2011 upon dosing the first patient in the Phase 3 NSCLC clinical trial.  This revenue increase was partially offset by an increase of $7.9 million of contra revenue.

Research and development

			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended June 30:
Research and development	$12.8	$12.3	$0.5	4%

For the six months ended June 30:
Research and development	$24.2	$24.8	$(0.6)	(2)%

Research and development expense in the three months ended June 30, 2011 increased by $0.5 million due to an increase in labor and related costs of $0.3 million and outsourcing costs of $0.2 million. Research and development expense in the six months ended June 30, 2011 decreased by $0.6 million primarily due to the completion of our Phase 2 NSCLC clinical trial. We had 82 employees dedicated to our research and development program at June 30, 2011 and 2010.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2011	Program-to-date
c-Met program—tivantinib	Phase 3	$5.9	$70.9

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

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others, the following:

● the number of clinical sites included in the trials;

● the length of time required to enroll suitable patients;

● the number of patients that ultimately participate in the trials;

● the duration of patient follow-up to ensure the absence of long-term product-related adverse events; and

● the efficacy and safety profile of the product.

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

General and administrative

			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.6	$3.6	$—	—

For the six months ended June 30:
General and administrative	$7.1	$6.9	$0.2	4%

General and administrative expense increased in the first six months of 2011 principally due to an increase in non-cash stock-based compensation expense. General and administrative headcount was 28 at June 30, 2011, compared to 29 at June 30, 2010.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2011	2010	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$112	$217	$(105)	(48)%
Interest expense	(6)	(133)	(127)	(95)%
Other income (expense)	31	(123)	(154)	(125)%

For the six months ended June 30:
Interest income	$167	$527	$(360)	(68)%
Interest expense	(12)	(255)	(243)	(95)%
Other income (expense)	47	(615)	(662)	(108)%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments and decreased in the three and six month periods ended June 30, 2011 due to lower interest rates. Interest expense is incurred on our notes payable and decreased in the three and six month periods ended June 30, 2011 due to a lower loan balance. Other income (expense) in the three and six month periods ended June 30, 2011 includes a gain of $31and $47, respectively from the increase in fair value of our auction rate securities. Other income (expense) in the three and six month periods ended June 30, 2010 includes a net loss of $123 and $615, respectively from the decrease in fair value of our auction rate securities and auction rate securities put option.

Income tax benefit

The Company recorded a $0.6 million income tax benefit in the quarter ended June 30, 2010 attributable to an election it made in the second quarter of 2010 under revised legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”).  Prior to this legislation, only 90% of AMT could be offset by net operating losses.  The Company received a refund in July 2010 of the $0.6 million AMT paid in 2009.

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

Recently Issued and Adopted Accounting Standards

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis for milestones on or after January 1, 2011 and the adoption of this standard did not have a material impact on our financial position and results of operations; however, the new guidance will impact any new collaboration agreements or material modifications to any existing agreements.

In January 2011, we adopted ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for us is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)”. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us is January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with the Company’s view of the data or require additional data or information or additional studies. Also, the planned timing of initiation of clinical trials and the duration and conclusion of such trials for our drugs are subject to the ability of the company or its partners or their agents including CRO’s, to enroll patients, enter into agreements with clinical trial sites and investigators, and other technical hurdles and issues that may not be resolved.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at June 30, 2011 included $2.3 million (at cost) and $2.6 million (at cost) at December 31, 2010 invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — (REMOVED AND RESERVED).

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1*	Amended and Restated 1994 Equity Incentive Plan (Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement dated April 29, 2011).
10.2*	Amended and Restated 1996 Director Stock Option Plan (Incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement dated April 29, 2011).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

*      Management compensatory plan or arrangement

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.
Date: August 4, 2011	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)