Form 10-Q
period 2011-09-30
ARQULE INC
filed 2011-11-04
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

Number of shares outstanding of the registrant’s Common Stock as of October 26, 2011:

Common Stock, par value $.01      53,772,710 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2011

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2011	2010
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$46,254	$20,457
Marketable securities-short term	59,675	60,238
Prepaid expenses and other current assets	4,985	1,119
Total current assets	110,914	81,814
Marketable securities-long term	19,017	2,154
Property and equipment, net	3,140	3,517
Other assets	1,427	1,381
Total assets	$134,498	$88,866

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$25,916	$16,836
Note payable	1,700	1,700
Current portion of deferred revenue	36,007	27,825
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	64,175	46,913
Deferred revenue, net of current portion	44,013	54,627
Deferred gain on sale leaseback, net of current portion	1,473	1,888
Total liabilities	109,661	103,428
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,770,210 and 44,973,335 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	538	450
Additional paid-in capital	437,634	383,713
Accumulated other comprehensive loss	(87)	(7)
Accumulated deficit	(413,248)	(398,718)
Total stockholders’ equity (deficit)	24,837	(14,562)
Total liabilities and stockholders’ equity (deficit)	$134,498	$88,866

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2011	2010	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$11,954	$8,270	$30,806	$21,701

Costs and expenses:
Research and development	11,108	11,475	35,337	36,237
General and administrative	3,127	3,173	10,222	10,028
Total costs and expenses	14,235	14,648	45,559	46,265

Loss from operations	(2,281)	(6,378)	(14,753)	(24,564)

Interest income	77	47	244	574
Interest expense	(6)	(12)	(18)	(267)
Other expense, net	(50)	(51)	(3)	(666)
Loss before taxes	(2,260)	(6,394)	(14,530)	(24,923)

Income tax benefit	—	—	—	550

Net loss	$(2,260)	$(6,394)	$(14,530)	$(24,373)

Basic and diluted net loss per share:
Net loss per share	$(0.04)	$(0.14)	$(0.28)	$(0.55)

Weighted average basic and diluted common shares outstanding	53,534	44,570	52,495	44,498

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(14,530)	$(24,373)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	887	1,088
Amortization of premium/discount on marketable securities	860	809
Amortization of deferred gain on sale leaseback	(415)	(415)
Non-cash stock compensation	3,048	2,655
Loss on auction rate securities put option	—	5,074
Loss (gain) on auction rate securities	3	(4,408)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,866)	1,912
Other long-term assets	(46)	(10)
Accounts payable and accrued expenses	9,080	543
Deferred revenue	(2,432)	(12,183)
Net cash used in operating activities	(7,411)	(29,308)
Cash flows from investing activities:
Purchases of marketable securities	(133,200)	(75,086)
Proceeds from sale or maturity of marketable securities	115,957	132,776
Purchases of property and equipment	(510)	(264)
Net cash provided by (used in) investing activities	(17,753)	57,426
Cash flows from financing activities:
Payment of notes payable	—	(44,400)
Proceeds from stock offering, net	46,756	—
Proceeds from stock option exercises and employee stock plan purchases	4,205	473
Net cash provided by (used in) financing activities	50,961	(43,927)
Net increase (decrease) in cash and cash equivalents	25,797	(15,809)
Cash and cash equivalents, beginning of period	20,457	36,551
Cash and cash equivalents, end of period	$46,254	$20,742

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase that is currently being evaluated in Phase 2 and Phase 3 clinical trials in a number of indications. In January 2011, we enrolled the first patient in the Phase 3 MARQUEE trial of tivantinib in non-small cell lung cancer (“NSCLC”) in combination with erlotinib, and in February 2011, we received a $25 million payment from Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) resulting from the achievement of this clinical milestone. We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).  In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR. Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of September 30, 2011, the results of our operations for the three and nine months ended September 30, 2011and September 30, 2010, and cash flows for the nine months ended September 30, 2011 and September 30, 2010. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the three and nine months ended September 30, 2011 and 2010, $7.5 million and $13.1 million, and $2.7 million and $8.0 million, respectively were recognized as revenue. At September 30, 2011, $12.6 million remains in deferred revenue.

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

In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and nine months ended September 30, 2011 and 2010, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $6.3 million and $15.0 million, and $0.8 million and $1.5 million, respectively. Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue. For the three and nine month’s ended September 30, 2011, our non-refundable share of advance drug purchases for the tivantinib trial was $0.7 million and $5.4 million, respectively. These costs are recognized as contra-revenue as the related drugs are administered to patients.  For the three and nine months ended September 30, 2011, $0.8 million and $1.1 million, respectively was recognized as contra-revenue.  At September 30, 2011, $4.3 million remains deferred and is reported in prepaid and other assets.

The dosing of the first patient in the Phase 3 MARQUEE trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through December 2013. For the three and nine months ended September 30, 2011, $1.3 million and $13.9 million, respectively was recognized as revenue from the milestone.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the three and nine months ended September 30, 2011 and September 30, 2010, $(1.6) million and $9.4 million, and $2.7 million and $8.9 million, respectively were recognized as net revenue.  At September 30, 2011, $41.7 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with tivantinib by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010.  In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR. Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through April 2016.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2011, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and nine months ended September 30, 2011 and 2010, $6.0 million and $8.3 million, and $2.9 million and $4.8 million, respectively were recognized as revenue. At September 30, 2011, $25.7 million remains in deferred revenue.

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

We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio includes auction rate securities of $2.2 million (at cost) at September 30, 2011 and $2.6 million (at cost) at December 31, 2010. These auction rate securities failed at auction due to sell orders exceeding buy orders.

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2011 and December 31, 2010:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$14,988	$12	$(66)	$14,934
Corporate debt securities-short term	44,739	4	(2)	44,741
	59,727	16	(68)	59,675

U.S. Federal Treasury and U.S. government agencies securities -long term	12,016	—	(25)	11,991
Corporate debt securities-long term	5,284	—	(10)	5,274
	17,300	—	(35)	17,265
Total available-for-sale marketable securities	$77,027	$16	$(103)	$76,940

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities	$12,184	$2	$(1)	$12,185
Corporate debt securities-short term	48,061	12	(20)	48,053
Total available-for-sale marketable securities	$60,245	$14	$(21)	$60,238

The Company’s available-for-sale marketable securities in a loss position at September 30, 2011 and December 31, 2010 were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at September 30, 2011 and December 31, 2010:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,200	$—	$(448)	$1,752
Total trading securities	$2,200	$—	$(448)	$1,752

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,600	$—	$(446)	$2,154
Total trading securities	$2,600	$—	$(446)	$2,154

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At September 30, 2011 and December 31, 2010, the Company’s auction rate securities are included in marketable securities-long term and total $1,752 and $2,154, respectively. The net decrease in fair value of our auction rate securities of $50 and $3 in the three and nine months ended September 30, 2011, respectively was recorded as a loss in other expense, net in the statement of operations.

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

	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,727	$38,727	$—	$—
Marketable securities—short term	59,675	—	59,675	—
Marketable securities—long term	19,017	—	17,265	1,752
Total	$117,419	$38,727	$76,940	$1,752

	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$16,871	$16,871	$—	$—
Marketable securities—short term	60,238	—	60,238	—
Marketable securities—long term	2,154	—	—	2,154
Total	$79,263	$16,871	$60,238	$2,154

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

The following tables roll forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for the periods presented:

Amount
Balance at December 31, 2010	$2,154
Loss on auction rate securities	(3)
Settlements	(399)
Balance at September 30, 2011	$1,752

Balance at June 30, 2011	$1,904
Loss on auction rate securities	(50)
Settlements	(102)
Balance at September 30, 2011	$1,752

Balance at December 31, 2009	$59,791
Loss on auction rate securities and put option	(666)
Settlements	(56,925)
Balance at September 30, 2010	$2,200

Balance at June 30, 2010	$25,326
Loss on auction rate securities and put option	(51)
Settlements	(23,075)
Balance at September 30, 2010	$2,200

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized losses on our available-for-sale securities that are excluded from net loss. Total comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,260)	$(6,394)	$(14,530)	$(24,373)
Unrealized loss on marketable securities	(144)	—	(80)	(36)
Comprehensive loss	$(2,404)	$(6,394)	$(14,610)	$(24,409)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accounts payable	$157	$1,260
Accrued payroll	2,315	3,450
Accrued outsourced pre-clinical and clinical fees	21,832	10,375
Accrued professional fees	667	785
Other accrued expenses	945	966
	$25,916	$16,836

Accrued outsourced pre-clinical and clinical fees include amounts payable for our share of tivantinib collaboration costs that are netted against revenue as contra-revenue.

6. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Unvested restricted stock, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. The weighted average number of common shares outstanding excludes 198,354 and 334,214 unvested shares of restricted stock for the three and nine months ended September 30, 2011 and 2010, respectively and 390,000 performance-based stock units for the three and nine months ended September 30, 2011 and 2010. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 6,738,446 and 6,302,452 for the three and nine months ended September 30, 2011 and 2010, respectively.

7. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2011 and 2010.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$357	$307	$1,189	$971
General and administrative	390	442	1,859	1,684
Total stock-based compensation expense	$747	$749	$3,048	$2,655

In the three and nine months ended September 30, 2011 and 2010, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2011 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2010	6,355,827	$5.29
Granted	1,670,950	6.69
Exercised	(716,296)	5.44
Cancelled	(572,035)	8.48

Outstanding as of September 30, 2011	6,738,446	5.36

Exercisable as of September 30, 2011	3,958,522	$5.40

The aggregate intrinsic value of options outstanding at September 30, 2011 was $3,676, of which $1,890 related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2011 and 2010 was $3.99 and $2.20 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2011 and 2010 was $941 and $178, respectively.

Shares vested, expected to vest and exercisable at September 30, 2011 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2011	6,586,878	$5.36	6.8	$3,579
Exercisable at September 30, 2011	3,958,522	$5.40	5.5	$1,890

The total compensation cost not yet recognized as of September 30, 2011 related to non-vested option awards was $6.9 million, which will be recognized over a weighted-average period of 2.7 years. During the nine months ended September 30, 2011, there were 216,598 shares forfeited with a weighted average grant date fair value of $3.15 per share. The weighted average remaining contractual life for options exercisable at September 30, 2011 was 5.5 years.

No restricted stock was granted in 2011or 2010. In 2009, we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through September 30, 2011, 58,570 shares have been forfeited, and 383,592 shares have vested. We recognized share-based compensation expense related to restricted stock of $181 and $318 for the nine months ended September 30, 2011 and 2010, respectively.

Restricted stock activity under the Plan for the nine months ended September 30, 2011 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	333,314	$3.68
Granted	—	—
Vested	(117,648)	3.74
Cancelled	(17,312)	3.68
Unvested as of September 30, 2011	198,354	$3.65

The fair value of restricted stock vested in the nine months ended September 30, 2011 and 2010 was $594 and $617, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. Through September 30, 2011, no expense has been recorded for these performance-based stock units.

In June 2011, our stockholders voted to increase the number of common shares available for awards under our Amended and Restated 1994 Equity Incentive Plan by 3,000,000 from 12,500,000 to 15,500,000, to increase the number of common shares available for purchase by participants under our Amended and Restated 1996 Employee Stock Purchase Plan by 400,000 from 2,000,000 to 2,400,000, and to increase the number of common shares available for awards under our Amended and Restated 1996 Director Stock Option Plan by 200,000 from 750,500 to 950,500.

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis on January 1, 2011.  The decision to use the milestone method of revenue recognition is a policy election.  The new guidance may impact any new collaboration agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

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

10. INCOME TAXES
The Company recorded a tax benefit of $600 in the nine months ended September 30, 2010 attributable to an election it made in the second quarter of 2010 under revised legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”). Prior to this legislation, only 90% of AMT could be offset by net operating losses. The Company received a refund in July 2010 of the $600 AMT paid in 2009.

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

At September 30, 2011, and December 31, 2010 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.  Our U.S. federal tax returns for the tax years 2009 through 2010 and our state tax returns for the tax years 2007 through 2010 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

11. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with another financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility of $1.7 million at September 30, 2011 is due on demand and is collateralized by $2.2 million of auction rate securities.

Interest expense was $6 and $18 for the three and nine months ended September 30, 2011, respectively. Interest expense was $12 and $267 for the three and nine months ended September 30, 2010, respectively.

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

In January 2011, we enrolled the first patient in the Phase 3 MARQUEE trial of tivantinib in NSCLC in combination with erlotinib, an approved anti-cancer agent, and in February 2011, we received a $25 million payment from Daiichi Sankyo resulting from the achievement of this clinical milestone. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous, NSCLC who will receive tivantinib plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).

We have incorporated into the SPA a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of c-Met and of tivantinib. In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents. These efforts include the generation and interpretation of clinical and pre-clinical data by ourselves, our partners and third parties suggesting potential anti-cancer activity in addition to c-Met inhibition. These findings taken together may help to define additional clinical settings and patient populations for tivantinib.

In July 2011, we initiated patient recruitment in a randomized, open-label Phase 2 trial of previously treated patients with locally advanced or metastatic NSCLC patients with KRAS mutations who will receive tivantinib plus erlotinib or chemotherapy. The primary objective of this trial is to evaluate progression-free survival in the intent-to-treat population. In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR.  Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011.

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

We have incurred a cumulative deficit of $413 million at September 30, 2011. We expect research and development costs to increase during the course of 2011, due to clinical testing of our lead product candidates. We recorded a net loss for 2008, 2009, 2010 and expect to incur a net loss for 2011.

Our revenue consists almost exclusively of research and development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably the timing and extent of our cancer-related research and development activities together with the length and outcome of our clinical trials.

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

In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and nine months ended September 30, 2011 and 2010, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $6.3 million and $15.0 million, and $0.8 million and $1.5 million, respectively. Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue. For the three and nine month’s ended September 30, 2011, our non-refundable share of advance drug purchases for the tivantinib trial was $0.7 million and $5.4 million, respectively. These costs are recognized as contra-revenue as the related drugs are administered to patients.  For the three and nine month’s ended September 30, 2011, $0.8 million and $1.1 million, respectively was recognized as contra-revenue.  At September 30, 2011, $4.3 million remains deferred and is reported in prepaid and other assets.

The dosing of the first patient in the Phase 3 MARQUEE trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. We have received milestone payments from Kyowa Hakko Kirin, of $3 million in February 2008, $5 million in September 2010, and $10 million in August 2011. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2011, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2011	2010	$	%
	(in millions)

Cash, cash equivalents and marketable securities-short term	$105.9	$80.7	$25.2	31%
Marketable securities-long term	19.0	2.2	16.8	783%
Notes payable	1.7	1.7	—	—
Working capital	46.7	34.9	11.8	34%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(7.4)	$(29.3)	$21.9
Investing activities	(17.8)	57.4	(75.2)
Financing activities	51.0	(43.9)	94.9

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2011, our net use of cash was primarily driven by the difference between cash receipts from our collaborators, including the $25 million milestone payment from Daiichi Sankyo we received in February 2011 triggered by the dosing of the first patient in the Phase 3 MARQUEE trial, the $10 million milestone payment from Kyowa Hakko Kirin we received in August 2011 upon dosing of the first patient in the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR and payments for operating expenses which resulted in a net cash outflow of $7.4 million.

Cash flow from investing activities. Our net cash used in investing activities of $17.8 million for the nine months ended September 30, 2011, was primarily comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.2 million (at cost) at September 30, 2011 and $2.6 million (at cost) at December 31, 2010, invested in auction rate securities.

Cash flow from financing activities. Our net cash provided by financing activities for the nine months ended September 30, 2011 consisted of $46.8 million from the net proceeds of our January 2011 stock offering and $4.2 million from the issuance of common stock from the exercise of stock options.

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

In January 2011, we received net proceeds of $46.8 million from our 8,050,000 share stock offering. In February 2011, we received a $25 million milestone payment from Daiichi Sankyo triggered by the dosing of the first patient in the Phase 3 NSCLC and in August 2011, we received a $10 million milestone payment from Kyowa Hakko upon dosing of the first patient in the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR. In light of these cash inflows, cash, cash equivalents and marketable securities on hand at September 30, 2011 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements through 2013.

Our contractual obligations were comprised of the following as of September 30, 2011 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	11,781	3,561	6,355	1,865	—
Purchase obligations	21,946	21,946	—	—	—
Total	$35,427	$27,207	$6,355	$1,865	$—

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2011 and 2010:

Revenue

			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$12.0	$8.3	$3.7	45%

For the nine months ended September 30:
Research and development revenue	$30.8	$21.7	$9.1	42%

Research and development revenue in the three and nine months ended September 30, 2011 and 2010 is comprised of revenue from the Daiichi Sankyo development and research collaborations agreements entered into in 2008 and the Kyowa Hakko Kirin exclusive license agreement.

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded from milestones and royalties. In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. For the three and nine months ended September 30, 2011 and 2010 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $6.3 million and $15.0 million, and $0.8 million and $1.5 million, respectively. Accordingly those amounts were recognized as contra-revenue and were netted against our tivantinib Daiichi Sankyo research and development revenue.

 The $3.7 million revenue increase in the three month period is primarily due revenue of $4.9 million recognized from the $10 million milestone payment we received from Kyowa Hakko in August 2011, upon dosing of the first patient in the Phase 3 ATTENTION trial in NSCLC in Asia.

The $9.1 million revenue increase in the nine month period is primarily due to an increase of $5.1 million from our Daiichi Sankyo AKIP™ collaboration, and $4.9 million of revenue recognized from the $10 million milestone payment we received from Kyowa Hakko in August 2011, upon dosing of the first patient in the Phase 3 ATTENTION trial in NSCLC in Asia.

Research and development

			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended September 30:
Research and development	$11.1	$11.5	$(0.4)	(3)%

For the nine months ended September 30:
Research and development	$35.3	$36.2	$(0.9)	(2)%

Research and development expense in the three month period decreased by $0.4 million due to a decrease in pipeline preclinical and product development costs. Research and development expense in the nine month period decreased by $0.9 million primarily due to a decrease in pipeline preclinical and product development costs. We had 80 employees dedicated to our research and development program at September 30, 2011 compared to 83 employees at September 30, 2010.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2011	Program-to-date
c-Met program—tivantinib	Phase 3	$8.8	$73.8

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

General and administrative
			Increase (decrease)
	2011	2010	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.1	$3.1	$—	—

For the nine months ended September 30:
General and administrative	$10.2	$10.0	$0.2	2%

General and administrative expense increased in the nine month period principally due to an increase in non-cash stock-based compensation expense. General and administrative headcount was 26 at September 30, 2011, compared to 29 at September 30, 2010.

Interest income, interest expense and other expense, net
			Increase (decrease)
	2011	2010	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$77	$47	$30	64%
Interest expense	(6)	(12)	6	(50)%
Other expense, net	(50)	(51)	1	(2)%

For the nine months ended September 30:
Interest income	$244	$574	$(330)	(57)%
Interest expense	(18)	(267)	249	(93)%
Other expense, net	(3)	(666)	663	(100)%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments and decreased in the three and nine month periods ended September 30, 2011 due to higher investment portfolio balances. Interest expense is incurred on our notes payable and decreased in the three and nine month periods ended September 30, 2011 due to a lower loan balance. Other expense, net in the three and nine month periods ended September 30, 2011 includes a net loss of $50 and $3, respectively from the decrease in fair value of our auction rate securities. Other expense, net in the three and nine month periods ended September 30, 2010 includes a net loss of $51 and $666, respectively from the decrease in fair value of our auction rate securities and auction rate securities put option.

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted this guidance on a prospective basis on January 1, 2011.  The decision to use the milestone method of revenue recognition is a policy election.  The new guidance may impact any new collaboration agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at September 30, 2011 included $2.2 million (at cost) and $2.6 million (at cost) at December 31, 2010 invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — (REMOVED AND RESERVED).

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer.
101	Interactive Data File.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: November 4, 2011	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)