Form 10-K/A
period 2011-12-31
ARQULE INC
filed 2012-04-10
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

There were 53,971,784 shares of the registrant’s common stock outstanding as of March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARQULE, INC.
TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	3
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	26

PART IV
Item 15.	Exhibits, Financial Statement Schedules	26

Signatures

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends ArQule, Inc.’s (“ArQule”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012 (the “Original Filing”). We are filing this Amendment No. 1 for the purpose of providing the information required in Part III of Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on March 1, 2012, under the heading “Business – Executive Officers.”

Information about our Board of Directors

Set forth below is certain information about the qualifications and other directorships of our directors.

Name	Age	Position
Timothy C. Barabe (1)	59	Director
Susan L. Kelley, M.D. (3)	57	Director
Ronald M Lindsay, Ph.D. (3)	64	Director
Michael D. Loberg, Ph.D. (3)	64	Director
Paolo Pucci	50	Chief Executive Officer and Director
William G. Messenger, D. Min. (1)(2)	51	Director
Patrick J. Zenner (1)(2)	65	Director (Chairman of the Board)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation, Nominating and Governance Committee.
(3)	Member of the Science Committee.

Directors with Terms Expiring at the 2012 Annual Meeting

Timothy C. Barabe (Age: 59) Mr. Barabe has been a director since November 2001. Mr. Barabe is currently Executive Vice President and Chief Financial Officer of Affymetrix, Inc. Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc. He was with Regent Medical Limited, a U.K.-based, privately owned, surgical supply company, where he was Chief Financial Officer, from 2004-2006. Mr. Barabe served with Novartis AG from 1982 through August 2004 in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago.

Paolo Pucci (Age: 50) Mr. Pucci joined ArQule as Chief Executive Officer and a member of the board of directors in June 2008 from Bayer A.G., where he served as senior vice president and president in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously, Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, president of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor used to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. On November 1, 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corporation. Mr. Pucci holds an M.B.A from the University of Chicago and is a graduate of the Universita Degli Studi Di Napoli in Naples, Italy.

Directors with Terms Expiring at the 2014 Annual Meeting

Ronald M. Lindsay, Ph.D. (Age: 64) Dr. Lindsay has been a director since June 2005. He currently operates Milestone Consulting, a biopharmaceutical consulting enterprise. He is a director and since October, 2009, has served as Executive Vice President of Research and Development of Sequenom Inc. Dr. Lindsay is also a director of HistoRx Inc., and Executive Chairman of NeuroCentRx Pharmaceuticals Ltd., Edinburgh, Scotland, which he co-founded in 2008. Dr. Lindsay was previously Chief Scientific Officer and Vice President, Research and Development, at diaDexus Inc. from 2000 to 2004, and held a number of positions at Millennium Pharmaceuticals, Inc., including Senior Vice President, Biotherapeutics, from 1997 to 2000. At Regeneron Pharmaceuticals, where he worked from 1989 to 1997, he was a founding scientist and Vice President, Neurobiology. Dr. Lindsay also worked at the Sandoz Institute for Medical Research, London from 1984 to 1989, where he was Head of Cell Biology. Dr. Lindsay completed post-doctoral work at the Friedrich Miescher Institute, and he holds a B.Sc. (Hons) in chemistry from the University of Glasgow and a Ph.D. in biochemistry from the University of Calgary.

William G. Messenger, D. Min. (Age: 51) Dr. Messenger has been a director since January 2005. He has been the owner and managing director of the Lexington Sycamore Group, consultants in the fields of business strategy, organization and leadership, since 1994. Dr. Messenger also serves as the Executive Editor of the Theology of Work Project, a small international organization conducting research and publication in the field of business ethics. He currently serves as adjunct professor of business ethics at  Laidlaw-Carey Graduate School, Auckland, New Zealand and a lecturer in business ethics at Holy Cross College, Worcester, MA.  From 1999 to 2008, Dr. Messenger served as Director of the Mockler Center for Faith and Ethics in the Workplace at Gordon- Cornwell Theological Seminary. Dr. Messenger received a B.S. in Physics with highest honors from Case Western Reserve University, an M.B.A. with high distinction from Harvard Business School, a Master of Divinity degree, summa cum laude, from Boston University School of Theology, and a Doctor of Ministry from Gordon-Conwell Theological Seminary.

Patrick J. Zenner (Age: 65) Mr. Zenner was named Chairman of the Board in May 2004 and has been a director since 2002. Mr. Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America. Hoffmann-La Roche Inc., based in Nutley, N.J., is the prescription drug unit of the Roche Group. Mr. Zenner held various executive positions during his 32-year career with the company. Mr. Zenner is currently on the Board of Trustees of Creighton University and is Chairman of the Board of Trustees of Fairleigh Dickinson University. In addition, Mr. Zenner is a member of the Boards of Directors of West Pharmaceutical Services, Inc., and Par Pharmaceuticals, Inc. In 2010, he resigned from the boards of Geron Corporation, Xoma Ltd. and Exact Sciences, Inc. Until its sale in September 2009, Mr. Zenner was a director of CuraGen Corporation. He has a B.S./B.A. from Creighton University and an M.B.A. from Fairleigh Dickinson University.

Directors with Term Expiring at the 2013 Annual Meeting

Michael D. Loberg, Ph.D. (Age: 64) Dr. Loberg has been a director since January 2007. Dr. Loberg is a member of the Board of Directors of Inotek Pharmaceuticals Corporation, a developer of ophthalmic medicines, and recently served as its Interim Chief Executive Officer. Previously, he served as Chief Executive Officer and a member of the Board of Directors of NitroMed, Inc., a pharmaceutical company, from September 1997 to March 2006 and as its President from September 2003 to March 2006. From 1979 to 1997, Dr. Loberg held a number of senior management positions at Bristol-Myers Squibb, including President of Bristol-Myers Squibb’s Oncology and Immunology, U.S. Primary Care, Northern Europe, Specialty Pharmaceuticals and Squibb Diagnostics divisions, as well as director and Vice President, E.R. Squibb & Sons Research and Development.  Prior to his employment with Bristol-Myers Squibb, Dr. Loberg was an associate professor of medicine and pharmacy from 1976 to 1979 and an assistant professor from 1973 to 1976 at the University of Maryland. Since 2004, Dr. Loberg has been a director of Kereos, Inc., a developer of targeted molecular imaging agents and therapeutics. Until May 2009 when he did not stand for reelection, he was a director of AMAG, a biotechnology company focused in renal disease. He holds a B.S. in Chemistry from Trinity College and a Ph.D. in Chemistry from Washington University.

Susan L. Kelley, M.D. (Age: 57) Dr. Kelley has been a director since April 27, 2011. From 2001 to 2008, Dr. Kelley was employed by Bayer Healthcare Pharmaceuticals and Bayer-Schering Pharma in Germany and the United States serving as Vice President, Global Strategic Drug Development, Cancer and Metabolics from April 2001 to May 2002 and from May 2002 until June 2008 as Vice President, Global Clinical Development and Therapeutic Area Head-Oncology. From July 2008 to March 2011, she was Chief Medical Officer of The Multiple Myeloma Research Foundation/Consortium. Most recently, she has been an independent consultant to the pharmaceutical and biotechnology industries in the field of oncology drug development and strategy. Dr. Kelley has an A.B. Biology, magna cum laude from Colgate University and an M.D. from Duke University School of Medicine. She was a Fellow in Medical Oncology and Clinical Fellow in Medicine at Dana-Farber Cancer Institute, Harvard Medical School and a Fellow in Medical Oncology and Pharmacology at Yale University School of Medicine where she also served as a Clinical Assistant Professor of Medicine.

Director Qualifications

Our Company is a clinical-stage biotechnology company engaged in the research and development of innovative cancer therapeutics. In light of the Company’s current needs and business priorities, the Compensation, Nominating and Governance Committee (the “Compensation Committee”) believes that the Board’s membership should include directors with a high level of scientific knowledge and relevant business experience. Our business requires an understanding of the science behind our pre-clinical and clinical product candidates, as well as the clinical development and commercialization processes. Accordingly, the Compensation Committee has determined that scientific, drug development and commercialization experience should be represented on the Board. In addition, as a public company, our Board should include individuals who are financially literate to serve as members of the audit and other committees. We also believe that members should have a firm grounding in corporate governance and business ethics. Lastly, our business is dynamic and rapidly evolving and benefits from having a Board that includes individuals from a variety of backgrounds and professional experiences who contribute to the Board’s overall ability to identify and ask difficult questions and to think innovatively.

The following table summarizes the specific qualifications, attributes, skills and experience described above that each individual director contributes to the Board. An “X” in the chart below indicates that a specific competency for which the director has been appointed to serve on the Company’s Board.

The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the Board currently relies.

	Timothy C. Barabe (1)	Ronald M. Lindsay (3)	Michael Loberg (2)(3)	William Messenger (1)(2)	Paolo Pucci	Patrick Zenner (1)(2)	Susan L. Kelley (3)
High level of financial literacy	X		X	X	X	X
Relevant biotechnology business experience	X	X	X	X	X	X	X
Extensive knowledge of drug research and development		X	X		X		X
Extensive knowledge of drug commercialization and marketing	X	X			X	X
Expertise in corporate governance and business ethics	X			X		X
Diversity of background, professional experience or culture			X	X	X		X

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Science Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership of our securities with the SEC. Copies of those reports must also be furnished to us, unless we and the person reporting have agreed that we will file on his or her behalf pursuant to a power of attorney.

We file reports required under Section 16(a) on behalf of all our directors and officers pursuant to powers of attorney. Based solely on a review of the copies of reports furnished to, or filed by, us and written representations that no other reports were required, we believe that during 2011, our executive officers and directors complied with all applicable Section 16(a) filing requirements.

Corporate Governance Guidelines and Code of Conduct

At ArQule, we value honesty, integrity, and fairness in our dealings with our fellow employees, our stockholders, our collaborators and our communities. In addition to meeting both the letter and the spirit of regulations and rules adopted by the Securities and Exchange Commission (“SEC”), other federal and state laws and regulations and the standards of the Nasdaq Global Market (“Nasdaq”), our directors have mandated that our business dealings comply with the highest ethical and corporate governance standards.

We have adopted general corporate governance principles, the ArQule Corporate Code of Conduct (“Code of Conduct”) and related policies to provide guidance to our directors and management in their efforts to provide effective and appropriate corporate governance. As is the case with our other policies and practices, the tenets reflected in our governance principles, Code of Conduct and policies are intended to align the interests of our directors, management and other employees with those of our stockholders. We will review and, if necessary in our judgment, modify the guidelines from time to time.

The Code of Conduct applies to our directors, employees and officers, including our Chief Executive Officer, President and Chief Operating Officer, Vice President of Finance, Corporate Controller and Treasurer (our principal executive officer, principal financial officer and principal accounting officer, respectively), and our Chief Medical Officer and Chief Scientific Officer. The Code of Conduct addresses: the standards of conduct expected of each director, officer and employee; conflicts of interest; disclosure process; compliance with laws, rules and regulations (including insider trading laws); corporate opportunities; confidentiality; fair dealing; and protection and proper use of Company assets. It also strongly encourages the reporting of any illegal or unethical behavior. Waivers of the requirements of the Code of Conduct or associated policies with respect to members of the Board and executive officers are subject to the approval of the full Board or a committee of the Board to which resolution of the matter is delegated and will be disclosed on our website. The governance principles, Code of Conduct, and certain related policies are available on our website at http://www.arqule.com in the “Investors and Media” Section under the heading “Corporate Governance.”

Director Independence

For a director to be designated as independent, as defined by the Nasdaq listing standards set forth below, our Board must determine that he or she has no “material relationship” with ArQule other than that of a director. When assessing the materiality of a director’s relationship with ArQule, the Board considers:

●	all relevant facts and circumstances, not only of the director’s relationship with the Company, but also that of the persons or organizations with which the director is affiliated;

●	the frequency and regularity of any services the director performed for the Company outside of the scope of duties as a director;

●	whether the director carried out those services at arm’s length in the ordinary course of business; and

●	whether the director provided those services on substantially the same terms as those prevailing at the time for unrelated parties in comparable transactions.

For a Nasdaq-listed company, a director is not considered independent if any of the following circumstances exist:

●
the director is currently, or was at any time during the preceding three years, employed by the listed company, its parent or subsidiaries, or if any of the director’s family members is, or was, an executive officer of the listed company, its parent or subsidiaries, at any time during the preceding three years;

●
the director has accepted, or has a family member who has accepted, from the listed company, its parent or subsidiaries, any payment in excess of $120,000 during any twelve-month period within the preceding three years, other than (a) compensation for board or board committee services, (b) compensation paid to a family member who is a non-executive employee of the listed company, its parent or any subsidiary; or (c) benefits under a tax-qualified retirement plan or non-discretionary compensation;

●
the director is, or has a family member who is, employed as an executive officer of any other entity where at any time during the preceding three years any of the executive officers of the company served on the compensation committee of such other entity;

●
the director is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the listed company made, or from which the company received, payments (other than payments arising solely from investments in the listed company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenues during the current or any of the past three fiscal years;

●
the director is, or has a family member who is, a current partner of the listed company’s outside auditors, or was a partner or employee of the listed company’s outside auditor who worked on the listed company’s audit at any time during the past three years; or

●
the director otherwise has a relationship that, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

On February 1, 2012, our Board determined that all of our directors, other than our Chief Executive Officer, are “independent directors” as defined in the listing standards of the Nasdaq Marketplace Rules, and these independent directors constitute a majority of the members of the Board.

Audit Committee

In 2011, the members of the Audit Committee were Mr. Barabe (Chairman), Dr. Messenger, and Mr. Zenner. Each member of the Audit Committee meets the independence and financial literacy requirements as defined by applicable Nasdaq and SEC rules. The Board has determined that Mr. Barabe is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table provides information concerning compensation paid by the Company to its non-employee directors during 2011. Any director who is also an employee of the Company is not compensated for his or her service as a director. During 2011 Mr. Pucci, the Company’s Chief Executive Officer, also served on the Board, but did not receive any compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Timothy C. Barabe (2)	$52,000	$59,085	$111,085
Ronald M. Lindsay, Ph.D.	51,000	59,085	110,085
Michael D. Loberg, Ph.D. (3)	43,000	59,085	102,085
William G. Messenger, D. Min.	51,000	59,085	110,085
Susan L. Kelley, M.D. (4)	27,000	81,569	108,569
Nancy A. Simonian, M.D. (5)	11,000	—	11,000
Patrick J. Zenner	56,000	98,475	154,475

(1)
This column reflects the aggregate grant date fair value for all option awards granted during 2011. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s audited financial statements for the year ended December 31, 2011, set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2012 (“2011 Annual Report on Form 10-K”). As of December 31, 2011, for each director the aggregate number of shares of Common Stock that may be acquired upon exercise of outstanding option awards is as follows: Mr. Barabe, 96,000; Dr. Kelley, 45,000; Dr. Lindsay, 80,000; Dr. Loberg, 80,000; Dr. Messenger, 85,000; Dr. Simonian, 65,000; and Mr. Zenner, 132,500.

(2)
Mr. Barabe elected to have a portion of his fees for service as a director in the amount of $31,165 paid to him in the form of 5,384 shares of our Common Stock in accordance with our 2005 Director Stock Compensation Plan. The number of shares was determined on the date of the payment of director fees based on the closing market price for a share on that date.

(3)
Dr. Loberg elected to have a portion of his fees for service as a director in the amount of $21,443 paid to him in the form of 3,671 shares of our Common Stock in accordance with our 2005 Director Stock Compensation Plan. The number of shares was determined on the date of the payment of director fees based on the closing market price for a share on that date.

(4)	Dr. Kelley has been a member of our Board of Directors since April 27, 2011.

(5)	On March 31, 2011, Dr. Simonian resigned as a member of our Board of Directors.

Currently, each of our non-employee directors who is serving as a director prior to and immediately following any annual meeting of stockholders receives a $20,000 annual retainer. Each non-employee director receives $2,000 for each day on which the Board meets and the director attends and $1,000 for each day on which a committee of the Board meets and the director attends. In addition to the base compensation for directors, chairs of committees receive additional compensation. The director serving as Chairman of the Board (currently, Mr. Zenner) receives an additional $15,000 annual retainer; the director serving as Chairman of the Audit Committee (currently, Mr. Barabe) receives an additional $15,000 annual retainer, the director serving as Chairman of the Compensation Committee (currently, Dr. Messenger) receives an additional $10,000 annual retainer; and the director serving as Chairman of the Science Committee (currently, Dr. Lindsay) receives an additional $15,000 annual retainer.

On February 1, 2012, following discussions with executive compensation consultants, Radford Surveys & Consulting, a division of Aon Consulting (“Radford Consulting”), the directors, pursuant to the Company’s by-laws, voted to increase their cash compensation. Commencing with the Company’s 2012 annual meeting of stockholders, each non-employee director will receive a $25,000 annual retainer.  In addition to that amount, each non-employee director will continue to receive $2,000 for each day on which the Board meets and the director attends.   For attendance at meetings of committees of the Board, a non-employee director will be paid $1,250 per day for meetings of the Audit Committee and the Compensation, Committee, and $2,500 for meetings of the Science Committee.

Also commencing with the Company’s 2012 annual meeting of stockholders, the annual retainers of the Chairman of the Board, the Chairman of the Compensation Committee and the Chairman of the Science Committee will be increased to, respectively, $20,000, $15,000, and $20,000.  The Chairman of the Audit Committee will continue to receive a $15,000 annual retainer.

All of our non-employee directors, currently six directors, are eligible to participate in our Amended and Restated 1996 Director Stock Option Plan.   Pursuant to the Director Stock Option Plan, an option to purchase 30,000 shares of Common Stock is automatically granted to each non-employee director (other than the Chairman) at the time that he or she is first elected or appointed to the Board. This initial option will become exercisable as to 10,000 shares on the date of the Company’s next annual meeting following the date of grant and as to 10,000 shares on the date of each of the next two annual meetings.

Also, at each annual meeting of stockholders, each eligible director (other than the Chairman) serving as a member of the board of directors prior to and immediately after such annual meeting is automatically granted an option to purchase 15,000 shares of Common Stock (whether or not the director is a nominee for election at such annual meeting). This annual option will become exercisable as to all shares one year from the date of grant.

Upon the initial election of a non-employee director as Chairman of the Board, the non-employee director will be automatically granted an option to purchase 25,000 shares of Common Stock. These options become exercisable as to 8,334 shares on the date of the Company’s next annual meeting of stockholders following the date of grant and as to 8,333 shares on the date of each of the next two annual meetings of stockholders.

In addition, at each annual meeting of stockholders, the eligible director serving as Chairman of the Board prior to and immediately after such annual meeting will be automatically granted an immediately exercisable option to purchase 25,000 shares of Common Stock (whether or not the Chairman is a nominee for election at such annual meeting).

Pursuant to our 2005 Director Stock Compensation Plan, the Company’s non-employee directors may elect to receive in lieu of all or a part of their cash compensation for service as a director, an equivalent amount of Common Stock. As noted in the table above, in 2011 Mr. Barabe and Dr. Loberg received a portion of their director fees in the amount of $31,165 and $21,443, respectively, in the form of Common Stock. The number of shares was determined on the date of the payment of director fees based on the closing market price for a share of Common Stock.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is responsible for determining the compensation of our named executive officers, including our Chief Executive Officer.

Compensation Philosophy

Guiding Principles:

Our executive compensation program is designed to be closely linked to corporate performance and returns to stockholders. To this end, we have developed an overall compensation strategy and a specific compensation plan that establish competitive base salaries and tie a significant portion of executive compensation to the Company’s success in meeting specified and measurable Company-wide performance goals. By using stock options and other stock-based awards, we ensure that part of each executive’s compensation is closely tied to the performance of our stock. We believe that a significant part of overall compensation for senior executives should be “at risk,” i.e., contingent upon successful implementation of the Company’s strategy and achievement of its goals. Individuals with the greatest influence on company-wide performance should have the largest amount of cash benefits and stock options at risk. In our view, a balanced approach to compensation decisions motivates management’s efforts to drive positive outcomes in both the current and future environments and mitigates the risk that any one incentive could lead executive officers to take actions that are not in our best interests. In addition, the tying of compensation to performance goals that must be achieved in a heavily regulated business environment such as ours adds an additional layer of scrutiny to the Company’s actions and lessens greatly the opportunities for individuals to take inappropriate actions without discovery and sanctions.

Objectives:

●	To attract and retain the best executive talent available;

●	To motivate our executives to achieve the goals inherent in our business strategy;

●	To link executive and stockholder interests through equity-based compensation; and

●	To provide a compensation package that recognizes individual contributions as well as corporate performance.

Key compensation elements:

●	Base salary;

●	Annual performance-based cash bonuses;

●	Stock-based incentive awards; and

●	Employee benefits.

Each of these elements is described in more detail below.

The Role of the Compensation Committee

The members of the Compensation Committee are currently Michael D. Loberg, Ph.D., William G. Messenger, D. Min. (Chairman), and Patrick J. Zenner. Each of the current members is an “independent director” under Nasdaq listing standards, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

The Compensation Committee advises our Board concerning the Company’s compensation philosophy and policies, in general, and, in particular, determines, or recommends to the Board for determination, the compensation of our Chief Executive Officer and other named executive officers and members of the Board. Recommendations and decisions made by the Compensation Committee are reported to the full Board for approval, endorsement or ratification, as appropriate.

The Compensation Committee’s Process

General

The Compensation Committee sets the mix of elements of executive compensation including base salary, annual performance-based bonuses and stock-based awards for our named executive officers. While the Compensation Committee considers the elements of compensation described below separately, it takes into account the full compensation package afforded to each executive officer in making its recommendations. The Compensation Committee also makes recommendations concerning the appropriate linkage of executive compensation to individual and corporate performance and financial returns to stockholders.

The Compensation Committee considers the views of our Chief Executive Officer regarding achievement of individual and departmental objectives of those executives reporting directly to him. With the assistance of our Vice President of Human Development, approximately every two years the Compensation Committee reviews peer group compensation data and additional selected compensation data from the Radford Life Sciences Executive Survey produced by Radford Consulting. Our peer group of companies, which we review periodically, is comprised principally of non-commercial, life sciences companies with products in phase II or phase III clinical trials that Radford has deemed to be most comparable to us in market capitalization and head count. For 2010, the latest year in which compensation was reviewed, and 2011, the peer group companies consisted of the following:

Allos Therapeutics, Inc.	Maxygen, Inc.
Alnylam Pharmaceuticals, Inc.	Micromet Inc.
Ariad Pharmaceuticals, Inc.	Novavax, Inc.
Array BioPharma, Inc.	Rigel Pharmaceuticals, Inc.
BioCyst Phramaceuticals, Inc.	Sangamo BioSciences, Inc.
Cytokinetics Inc.	SuperGen, Inc.
Dyax Corp.	Targacept, Inc.
Geron Corporation	VIVUS, INC.
Infinity Pharmaceuticals, Inc.	XenoPort, Inc.

In addition, the Compensation Committee supplemented the peer group survey data with broader competitive market data from the Radford Global Life Sciences Executive Survey.  Radford derived the data from non-commercial, public life sciences companies with between 50 and 350 employees. The overall market composite considered by the Compensation Committee was represented 50 percent by the peer group and 50 percent by the broader market reference group.

Benchmarking

In general terms, as a basis for its recommendations, the Compensation Committee benchmarks total compensation for all of our employees to the median compensation (i.e. 50th percentile) of employees performing similar job functions at biotechnology companies nationally, adjusted for differences in company size, stage of development, location, and performance. However, we strongly believe in retaining the best talent among our executive management team. Therefore, we have recommended, and may recommend in the future, total compensation packages for senior executive management that vary substantially from the median based on factors such as industry experience, scope of responsibility, knowledge, and unique qualifications.

Say-on-Pay

Under the SEC’s new proxy rules, in June 2011, our stockholders cast an advisory vote on the compensation of our named executive officers. The compensation disclosure and analysis and compensation tables in our 2011 proxy statement provided our stockholders with then current information identical in scope with the discussion and analysis and tables in this section.

In that proxy statement, we stated our belief that our compensation policies and procedures support our business strategy by rewarding successful achievement of specific financial and operational goals and providing performance-based incentives to maximize stockholder value.  We also expressed our belief that these policies and procedures are strongly aligned with the long-term interests of our stockholders.

With this information at hand, our stockholders overwhelming endorsed our compensation philosophy with 99% of stockholders’ votes cast to approve our named executive officers’ compensation.   Consequently, our current intention is to continue implementing our existing programs and policies.

Elements of Compensation

Base Salary

Salary levels are considered annually as part of our performance review process, but also in the cases of promotion or other change in the job responsibilities of an executive officer. For named executive officers, initial base salaries generally are established in connection with negotiation of an offer of employment and employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and company-wide general increases are also factored in. Salaries of our named executive officers for 2011 and certain prior years are also reported in the Summary Compensation Table.

The following table shows changes in the annualized base salaries of our named executive officers from 2010 to 2011:

Name and Principal Position	2010 Annualized Base Salary ($)	2011 Annualized Base Salary ($)	% Increase	Comment
Paolo Pucci, CEO	475,000	485,000	2.0	Base salary negotiated in and adjusted per amended employment agreement and annual review.
Peter S. Lawrence, COO	392,000	402,000	2.5	Base salary negotiated in and adjusted per amended employment agreement and annual review.
Dr. Brian Schwartz, CMO	338,000	348,000	3.0	Base salary negotiated in and adjusted per employment agreement and annual review.
Dr. Thomas C.K. Chan, CSO	332,000	341,000	3.0	Base salary negotiated in and adjusted per employment agreement and annual review.

Performance-Based Bonuses

Cash bonuses represent a percentage of each named executive officer’s salary. In determining the target award opportunity for the bonus of a particular executive, we consider compensation data and level of strategic contribution to the Company’s performance. This determination is made at the time an executive officer is hired and generally is one of the negotiated terms of his or her employment agreement. Adjustments to bonus targets are also considered, subject to the requirements of those employment agreements, as part of the annual review process.

At the beginning of each fiscal year, we set corporate goals at minimum, planned, and maximum levels of performance and weight the goals according to their importance to our corporate strategy. Levels of performance for these goals are expressed as percentages which, when determined by our Board following conclusion of the fiscal year, are aggregated to arrive at an overall level of performance for the Company. In determining individual bonus amounts for our named executive officers, our directors take into consideration the Company’s overall performance, the named executive officer’s achievement of specific individual goals, and the amount of the named executive officer’s target bonus.

The following is a summary description of the primary corporate goals for 2011 used to determine performance-based bonuses:

C-Met Program—Tivantinib (ARQ 197)

●	Open a specified percentage of participating clinical sites in ongoing Phase 3 non-small cell lung cancer trial and accrue a specified number of patients by the end of 2011.

●	Read-out of clinical data from the Phase 2 hepatocellular carcinoma (liver cancer) mono-therapy trial by a specified date.

●	Complete transfer of clinical data from Company-managed clinical trials to Daiichi Sankyo in support of regulatory filings.

Discovery Program

●	Characterize lead compound in FGFR program and make certain regulatory filings by a specified date.

●	Complete GLP toxicology studies for lead molecule from our research and development collaboration with Daiichi Sankyo and agree upon a Phase 1 trial plan by specified dates.

●	Initiate lead optimization for third molecule from our research and development collaboration with Daiichi Sankyo in accordance with the research plan by a specified date.

●	For BRAF program, produce biomarker plan and make recommendation to Board regarding next steps for a clinical development plan.

Business Development

●	Enter into a new collaboration for an early stage program or ArQule Kinase Inhibitor Program™ deal that includes specified minimum up front and pre-clinical milestone targets.

●	Kyowa Hakko Kirin initiates Phase 3 non-small cell lung cancer trial in Asia by end of 2011.

Finance

●	End 2011 with a specified amount of cash and marketable securities while meeting all key budget parameters.

Publications & Presentations

●	Publish and present in a specified number and type of public forums data regarding our drug discovery and development programs.

Following the recommendations of the Compensation Committee, our Board determined that, on a weighted basis, our overall level of performance warranted payment of bonuses at 90% of the bonus targets. This determination reflected results with respect to the C-Met Program, Discovery Program, Business Development, Finance and Publications & Presentations goals that were determined to be at or above planned performance in approximately 75% of the cases. The following table shows percentages of target and actual bonuses paid to our named executive officers.

Name and Principal Position	2011 Bonus Target (% of Base Salary)	2011 Bonus Actual (% of Base Salary)	Comment
Paolo Pucci, CEO	60.0%	54.0%	Target bonus set by terms of amended employment agreement. Actual bonus 90% of target.
Peter S. Lawrence, COO	40.0%	36.0%	Target bonus set by terms of amended employment agreement. Actual bonus 90% of target.
Dr. Brian Schwartz, CMO	35.0%	31.5%	Target bonus set by terms of employment agreement. Actual bonus 90% of target.
Dr. Thomas C.K. Chan, CSO	35.0%	31.5%	Target bonus set by terms of employment agreement. Actual bonus 90% of target.

The amounts of cash bonus awards made to our named executive officers are also reported in the Summary Compensation Table.

Stock-based Awards

Primarily, we grant stock options and/or shares of restricted stock to our named executive officers under our Amended and Restated 1994 Equity Incentive Plan. It is our current policy to grant stock options and/or shares of restricted stock with an exercise price or share valuation equal to the closing price of our Common Stock as reported by Nasdaq on the date of grant. Options vest over various periods of time, generally four years. Restricted stock awards have restrictions which lapse over various periods of time, also generally four years.  In two instances, we awarded performance-based stock units (PSUs), each of which represents a contingent right to receive one share of Common Stock. In July 2010, we awarded PSUs to our Chief Executive Officer and in February 2012, we awarded PSUs to our Chief Medical Officer.

Stock option grants, and awards of restricted stock and stock units, are designed to encourage the creation of stockholder value over the long term since the full benefits of the options and awards cannot be realized unless stock price appreciation is achieved, and, once achieved, is maintained and increased. Accordingly, awards of options, restricted stock and stock units align the interests of executive officers and employees with those of stockholders. In determining the amount of these grants and awards, we evaluate the executive’s job level, promotions, responsibilities he or she will assume in the upcoming year, and responsibilities in prior years. In addition, we take into account the size of the executive’s grants and awards in the past and market data relating to compensation. After consideration of all of these factors, as well as corporate and individual performance, in February 2012 for 2011, we awarded Mr. Pucci an option to purchase 315,000 shares of our Common Stock; Mr. Lawrence, an option to purchase 147,750 shares of our Common Stock; Dr. Schwartz, an option to purchase 109,500 shares of our Common Stock; and Dr. Chan, an option to purchase 81,000 shares of our Common Stock.

The Compensation Committee comes to a recommendation regarding annual stock option awards at a meeting in December prior to the first meeting of the Board in January of the following calendar year. At the February meeting, the Board acted upon the recommendations of the Compensation Committee. The effective date for such awards is the date of such meeting of the full Board.

Employment Agreements

ArQule generally enters into employment agreements with named executive officers. Typically, these agreements are offered in connection with recruiting executive officers when ArQule deems it necessary or appropriate to attract, incentivize and retain new hires. Agreements of this type exist to establish initial salary and bonuses, benefits, initial option grants, reporting lines, and change of control and related severance provisions, among other things. Mr. Pucci, Mr. Lawrence, Dr. Schwartz, and Dr. Chan have such agreements. Additional information regarding these agreements is set forth under “Employment Agreements” and “Payments Upon Termination or Change in Control.”

Other Elements of Compensation and Perquisites

We provide our named executive officers with certain benefits and perquisites. The value of such benefits and perquisites provided in 2011 was less than $10,000 for each named executive officer. We provided these benefits on the same terms as those applicable to all of our other employees. The primary benefits are:

●	health (medical, dental and vision) insurance for which the Company pays a portion of the premiums;

●	a life insurance benefit equivalent to two times base salary up to a maximum of $400,000 for which the Company pays the premiums;

●
long-term disability insurance equal to 60% of base salary up to $15,000 per month, the premiums for which are paid by the Company with the amount of the premiums being included in the taxable compensation of employees;

●	if necessary in given circumstances to attract management talent, housing allowances and relocation costs;

●
a retirement plan (401(k) Plan) under which an employee can choose to contribute up to 60% (subject to Tax Code limits) of compensation on a pre-tax basis with a matching contribution from the Company of $0.50 for each $1.00 contributed up to the first 6% of compensation;

●
a tax-qualified stock purchase plan which permits participants to acquire shares of Common Stock at a price that is 85% of the stock price on either the first day or last day of the designated offering period (generally six months), whichever is lower; and

●	tuition reimbursement up to $3,000 per year for undergraduate courses and $6,000 for graduate courses.

Currently, the Company does not have a nonqualified deferred compensation plan, a pension plan, or other defined benefit plan. In addition, the Company does not have a policy on adjustments to, or recovery of, awards if the performance measures on which they were based are adjusted or restated.

Potential Payments to Named Executive Officers Upon Termination or Change in Control

The employment agreements of Mr. Pucci, Mr. Lawrence, Dr. Schwartz, and Dr. Chan provide for certain payments to be made to them in the event that their employment with the Company is, or is deemed to be (as provided in the employment agreements), terminated without “cause.” Severance benefits are an important tool in attracting and retaining key employees, and provide a degree of financial security to such employees where their employment is terminated through no fault of their own. Each of the agreements also provides for acceleration of vesting of the executive’s options in certain circumstances following the occurrence of a change in control of the Company. We believe that it is generally appropriate to vest option awards to key employees in a change in control transaction, as such a transaction may often result in the elimination or reduction of the employee’s ability to realize value from his or her options.

For information regarding the severance and change in control benefits provided to Mr. Pucci, Mr. Lawrence, Dr. Schwartz, and Dr. Chan under their employment agreements, see “Payments Upon Termination or Change of Control”.

Tax Considerations

If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Tax Code, and such benefits do not comply with Section 409A, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized. The employment agreements of our named executive officers described herein contain provisions intended to limit or eliminate adverse tax consequences through timing of payments.

Section 162(m) of the Tax Code generally denies a deduction to any publicly held corporation for compensation paid to its named executive officers to the extent that any such individual’s compensation exceeds $1 million, subject to certain exceptions, including one for “performance-based compensation.” Generally, the Compensation Committee seeks to maximize executive compensation deductions for federal income tax purposes. However, certain awards under the Company’s Amended and Restated 1994 Equity Incentive Plan may result in an amount of compensation not being deductible under Section 162(m) of the Tax Code. At the Company’s present stage of development, management and the Compensation Committee believe that the loss of a deduction is not significant to the Company. Management and the Compensation Committee take the issue of deductibility into consideration as our Amended and Restated 1994 Equity Incentive Plan and other benefit plans are updated. The Compensation Committee believes that none of the Company’s named executive officers received compensation in 2011 that was nondeductible under Section 162(m) of the Tax Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during 2011 served as an officer, former officer, or employee of the Company or had a relationship disclosable under our policies or SEC regulations. Further, during 2011, no executive officer of the Company served as:

●
a member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Governance Committee of the Board of Directors of ArQule, Inc., composed entirely of independent directors in accordance with applicable laws, regulations, Nasdaq listing requirements and our governance guidelines, sets and administers policies that govern the Company’s executive compensation programs and various incentive and stock programs. The Compensation, Nominating and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of ArQule, Inc. Based on this review and discussion, the Committee recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation, Nominating and Governance Committee,
William G. Messenger, Chairman Michael D. Loberg Patrick J. Zenner

EXECUTIVE COMPENSATION

The table and text below describe the cash and additional incentive compensation paid to the Company’s Chief Executive Officer, President and Chief Operating Officer (principal financial officer for SEC reporting purposes), Chief Scientific Officer and Chief Medical Officer (the “named executive officers”) for the fiscal periods indicated.

SUMMARY COMPENSATION TABLE

The following table summarizes total compensation earned during the fiscal years ended December 31, 2011, 2010 and 2009 by each of our named executive officers:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Paolo Pucci	2011	483,769	—	—	1,214,070	261,630	7,950	1,967,419
Chief Executive Officer	2010	461,250	—	—	714,688	313,500	7,926	1,497,364
	2009	450,000	—	238,950	—	202,500	11,890	903,340

Peter S. Lawrence	2011	401,111	—	—	627,270	144,671	7,950	1,181,002
President, Chief	2010	391,472	—	—	270,075	172,508	7,926	841,981
Operating Officer,	2009	383,654	—	265,500	—	138,375	7,890	795,419
General Counsel and
Secretary

Dr. Brian Schwartz	2011	347,630	—	—	566,566	109,749	7,950	1,031,895
Chief Medical Officer	2010	337,753	—	—	186,975	130,231	7,926	662,885
and Senior Vice	2009	331,120	—	41,418	—	104,463	7,673	484,674
President

Dr. Thomas C. K. Chan	2011	340,680	—	—	566,566	107,555	600	1,015,401
Chief Scientific Officer	2010	331,000	—	—	186,975	127,628	576	646,179
and Senior Vice	2009	323,769	—	70,800	—	87,750	540	482,859
President

(1)
The amounts in this column include compensation earned but deferred at the election of the named executive officer, under the Company’s retirement savings plan established under Section 401(k) of the Tax Code.

(2)
This column reflects the aggregate grant date fair value for all stock awards granted during the fiscal year. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s audited financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2012 (“2011 Annual Report on Form 10-K”). Additional information regarding stock options issued to the named executive officers is provided in the table “Outstanding Equity Awards at Fiscal Year-End”.

(3)
This column reflects the aggregate grant date fair value for all option awards granted during the fiscal year. Assumptions used in the calculation of this amount are included in Note 2 to the Company’s audited financial statements for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K. Additional information regarding stock options issued to the named executive officers is provided in the table “Outstanding Equity Awards at Fiscal Year-End”.

(4)
Represents bonus amounts earned under our annual incentive program for 2011 and paid in the first quarter of 2012. Additional information regarding the annual incentive program is provided in the “Compensation Discussion and Analysis—Performance-Based Bonuses”.

(5)	In 2011, for each named executive officer, the amount includes the Company’s contributions to a 401(k) plan account for the executive and payment of group term life insurance premiums.

EMPLOYMENT AGREEMENTS

The Company is party to employment agreements with its named executive officers. A summary of the material terms of these agreements follows below. For information regarding the post-employment and change in control benefits provided by these agreements, see “Payments Upon Termination or Change in Control”.

Employment Agreement with Paolo Pucci

Mr. Pucci’s agreement originally provided that the Company would employ him as its Chief Executive Officer effective June 9, 2008, at an initial annual base salary of $450,000. The base salary was subject to annual review and upward adjustment by the Company. The agreement also provided that Mr. Pucci was eligible to receive a discretionary annual cash bonus based on a target amount of 50% of his base salary. The award of a bonus is in the discretion of the Company’s Board based on Company and individual performance.

On July 15, 2010, the Company, acting through its Compensation Committee, amended certain terms of Mr. Pucci’s employment agreement. The amendment: (i) extends the term of the agreement from June 9, 2012 to June 30, 2015; (ii) increases Mr. Pucci’s minimum base salary by approximately five percent; (iii) increases the target amount of the discretionary annual cash bonus payable to Mr. Pucci under the agreement from 50% to 60% of Mr. Pucci’s annual base salary; (iv) revises the definition of the occurrences following a change in control of the Company which constitute a deemed termination of Mr. Pucci’s employment; (v) grants Mr. Pucci stock options covering 100,000 shares of the Company’s Common Stock; (vi) grants Mr. Pucci 390,000 PSUs in tranches of 300,000 and 90,000 units that vest, respectively, upon the achievement of certain performance goals related to the development of the Company’s products by a date specified by the Compensation Committee and the average price of its Common Stock; and (vii) provides that, if a deemed termination without cause of Mr. Pucci’s employment under the agreement occurs prior to achievement of such product development, 300,000 of the PSUs will vest if the average price of Common Stock meets or exceeds a target price over a specified period established by the Compensation Committee.

All other material terms of the employment agreement that were in effect prior to the amendment remain in effect.

Employment Agreement with Peter S. Lawrence

Mr. Lawrence’s agreement, as amended, provides that we will employ Mr. Lawrence as President and Chief Operating Officer at an initial base salary of $375,000 per year. The base salary is subject to annual review and upward adjustment by the Company. Mr. Lawrence is also eligible to receive a discretionary annual cash bonus based on a target amount of 40% of his base salary. The award of a bonus is in the discretion of the Company’s Board based on Company and individual performance.

Employment Agreement with Brian Schwartz

Dr. Schwartz’s agreement provides that the Company will employ Dr. Schwartz as its Chief Medical Officer at an initial annual base salary of $325,000. The base salary is subject to annual review and upward or downward adjustment by the Company. Dr. Schwartz is also eligible to receive a discretionary annual cash bonus based on a target amount of 35% of base salary. The award of a bonus is in the discretion of the Company’s Board based on Company and individual performance. On February 23, 2012, the Company, acting through its Compensation Committee, amended Dr. Schwartz’s employment agreement by granting Dr. Schwartz 50,000 PSUs that vest upon the achievement of certain performance goals related to the development of the Company’s products by a date specified by the Compensation Committee.

Employment Agreement with Thomas C. K. Chan

Dr. Chan’s agreement provides that the Company will employ Dr. Chan as its Chief Scientific Officer at an initial annual base salary of $309,000. The base salary is subject to annual review and upward or downward adjustment by the Company. Dr. Chan is also eligible to receive a discretionary annual cash bonus based on a target amount of 30% of base salary. The award of a bonus is in the discretion of the Company’s Board based on Company and individual performance.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2011

The following table sets forth certain information with respect to awards granted during the fiscal year ended December 31, 2011 to our named executive officers under our equity and non-equity incentive plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Paolo Pucci	N/A	—	293,607	440,411
	1/20/2011				300,000	1,214,070
Peter S. Lawrence	N/A	—	165,568	248,353
	1/20/2011				130,000	526,097
	1/20/2011				25,000	101,173
Dr. Brian Schwartz	N/A	—	129,504	194,256
	1/20/2011				90,000	364,221
	1/20/2011				50,000	202,345
Dr. Thomas C.K. Chan	N/A	—	120,701	181,051
	1/20/2011				90,000	364,221
	1/20/2011				50,000	202,345

(1)
The threshold amount under the cash bonus program is zero. The target amount is based on the individual’s current salary. The target represents 60% of Mr. Pucci’s base salary, 40%, 35% and 35% of the base salaries of Mr. Lawrence, Dr. Schwartz and Dr. Chan respectively. The maximum amount is 150% of the target amount.

(2)	The dollar amount for PSUs is calculated as the number of PSUs granted times the market price on the date of award.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2011:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(3)
Paolo Pucci(2)	500,000		$3.95	6/9/2018
	56,250	168,750	3.42	1/21/2020
	50,000	50,000	4.14	7/15/2020
		300,000	6.70	1/24/2021
					33,750	$119,475
					390,000	$1,614,600
Peter S. Lawrence	300,000		6.20	4/13/2016
	50,000		6.16	1/16/2017
	100,000		7.56	10/4/2017
	150,000	50,000	4.75	1/17/2018
	32,500	97,500	3.42	1/21/2020
		130,000	6.70	1/24/2021
		25,000	6.70	1/24/2021
					37,500	$132,750
Dr. Brian Schwartz	150,000	50,000	3.62	7/14/2018
	22,500	67,500	3.42	1/21/2020
		90,000	6.70	1/24/2021
		50,000	6.70	1/24/2021
					5,850	$20,709
Dr. Thomas C.K. Chan	50,000		6.93	12/1/2015
	50,000		6.16	1/16/2017
	37,500	12,500	4.75	1/17/2018
	75,000	25,000	2.86	11/21/2018
	22,500	67,500	3.42	01/21/2020
		90,000	6.70	1/24/2021
		50,000	6.70	1/24/2021
					10,000	$35,400

(1)	Except as otherwise noted, each option vests at the rate of one-fourth of the underlying shares annually beginning on the anniversary of the date of grant.

(2)
In accordance with Mr. Pucci’s employment agreement dated as of April 15, 2008, Mr. Pucci was granted an option to purchase 500,000 shares of the Company’s Common Stock, of which 125,000 vested on June 9, 2008, and 125,000 vested on the anniversary of the date of grant for the following three years. On June 9, 2008, Mr. Pucci was also awarded 125,000 shares of restricted stock 50% of which vested immediately and the remaining shares vested on June 9, 2009.

In accordance with an amendment to Mr. Pucci’s employment agreement dated as of July 15, 2010, Mr. Pucci was granted an option to purchase 100,000 shares of the Company’s Common Stock, vesting annually over four years and 390,000 PSUs, each of which represents a contingent right to receive one share of the Company’s Common Stock, in tranches of 300,000 and 90,000 units that vest, respectively, upon the achievement of certain performance targets related to the development of the Company’s products and the average price of the Company’s Common Stock; provided that, if a deemed termination of Mr. Pucci’s employment under the Employment Agreement occurs prior to achievement of such product development milestones, 300,000 of the PSUs will vest if the average price of the Company’s Common Stock meets or exceeds over a specified period a target price established by the Compensation Committee.

(3)	Market Value is calculated as the number of shares of non vested stock awarded times the market price on the date of award.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2011

The table below sets forth certain information regarding stock option exercises and vested stock awards for the Company’s executive officers during the last fiscal year.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Paolo Pucci	—	—	16,875	$114,750
Peter S. Lawrence	—	—	18,750	127,500
Dr. Brian Schwartz	—	—	2,925	19,890
Dr. Thomas C. K. Chan	—	—	5,000	34,000

(1)
On January 20, 2009, Mr. Pucci, Mr. Lawrence, Dr. Schwartz and Dr. Chan were awarded 67,500, 75,000, 11,700 and 20,000 shares of restricted stock respectively, 25% of which vested on January 20, 2010 and 25% of which will vest on each anniversary of the date of award for the following three years. The fair market value of the Company’s Common Stock was $6.80 on January 20, 2011.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company is party to employment agreements with four of its named executive officers. Each of the employment agreements provides for the payment of severance and change in control benefits. The following discussion and table provide information about the severance and change in control provisions of these employment agreements, and are qualified by reference to the full text of the agreements, as amended, each of which is on file with the SEC.

The following terms are used in the discussion below:

●	“Change in Control” means any of the following:

●	the acquisition by any person or entity of our Common Stock so that such person or entity holds or controls 50% or more of our outstanding Common Stock;

●
the merger or consolidation of the Company with or into any other entity in circumstances where the holders of the Company’s outstanding shares of capital stock before the transaction do not retain stock representing a majority of the voting power of the surviving entity;

●	a sale of all or substantially all of the assets of the Company to a third party;

●	within any 24-month period, the election by the Company’s stockholders of 20% or more of the Company’s directors other than pursuant to nomination by management; or

●	the execution of an agreement approved by the Board providing for any of the above.

●	“Cause” means any of the following:

●
arbitrary, unreasonable, or willful failure of the executive to follow the reasonable instructions of the Chief Executive Officer (or, in the case of the Chief Executive Officer, the Board), or otherwise perform his or her duties;

●	willful misconduct by the executive that is materially injurious to the Company;

●	willful commission by the executive of an act constituting fraud with respect to the Company;

●	conviction of the executive for a felony under state or federal law; or

●	material breach by the executive of his or her obligations to the Company regarding confidentiality of information, rights in intellectual property.

●	Termination “without Cause” means any of the following occurrences:

●	the Company terminates the executive’s employment without Cause; or

●
the executive terminates his employment upon the occurrence of any of the following: (a) the Company substantially reduces or diminishes the executive’s responsibilities or title without cause; (b) the Company reduces the executive’s base salary or bonus target (other than in connection with a Company-wide decrease in salary or bonus, respectively); (c) the Company materially breaches any of its obligations to the executive under his or her employment agreement, and fails to cure such breach; (d) the Company relocates the executive’s place of employment without his or her consent by a distance of more than fifty (50) miles; or (e) a successor in interest to the Company fails to assume the obligations of the employment agreement.

●	In the case of Mr. Pucci, Termination without Cause shall also occur if, following a Change in Control, the executive terminates his employment:

●
because the executive is unable to have direct responsibility for the Company’s fully-integrated profit and loss statement (whether as a stand-alone entity or as a division or other business unit of some other acquiring entity); or

●
because of the exclusion from, or failure to appoint the executive to, the board of directors, or the executive committee, management committee or equivalent corporate managerial body of senior executives, of the acquiring company.

Employment Agreement with Paolo Pucci

Mr. Pucci’s agreement, as amended, provides for continued employment until June 30, 2015. If Mr. Pucci is terminated without Cause, the Company will be required to pay Mr. Pucci an amount equal to twenty-four months of his base salary in effect at the time of termination, plus an amount equal to the total of bonuses paid to him with respect to the two years preceding the year in which he is terminated. These amounts will be paid in substantially equal installments according to the Company’s normal payroll schedule during the twenty-four month period following termination. In addition, the Company will, at its expense, continue to provide Mr. Pucci with certain employee benefits for a period of twenty-four months from the date of termination. Finally, all of Mr. Pucci’s unvested stock options and restricted stock that would have become exercisable or vested within one year from the termination date will immediately become exercisable or vested free of restrictions without regard to the original vesting schedule. If a Change in Control occurs, and the Company subsequently terminates Mr. Pucci’s employment without Cause within a specified period, prior to achievement of the product development milestone, 300,000 of  his PSUs will vest if the average price of Common Stock meets or exceeds over a specified period a target price established by the Compensation Committee. Termination of Mr. Pucci’s employment by reason of scheduled expiration of his employment agreement will not be considered as termination without Cause.

Employment Agreement with Peter S. Lawrence

Mr. Lawrence’s employment agreement, as amended, provides that, in the event that his employment is terminated without Cause, he is entitled, subject to the execution of a general release of claims, to a lump sum severance payment equal to twelve months’ base salary as of the date of termination, plus the average of the annual performance bonuses that he received in the preceding two years. In addition, 50% of any then unvested options that were granted at the time that the employment agreement was executed will become immediately exercisable on the termination date, and the Company will pay, for the twelve-month period following the date of termination, the cost of continuing the health and other employee benefits that Mr. Lawrence is entitled to receive under his employment agreement at the level in effect as of the termination date. The employment agreement further provides that, upon a Change in Control of the Company, all of any then unvested options held by Mr. Lawrence will become immediately exercisable.

Employment Agreement with Brian Schwartz

Dr. Schwartz’s employment agreement provides that, in the event that his employment is terminated without Cause, he is entitled, subject to the execution of a general release of claims, to a severance payment equal to twelve months’ base salary as of the date of termination, plus the average of the annual performance bonuses that he received in the preceding two years. This amount will be paid in substantially equal installments according to the Company’s normal payroll schedule during the twelve-month period following termination. In addition, the Company will pay, for the 12-month period following the date of termination, the cost of continuing the benefits that Dr. Schwartz is entitled to receive under his employment agreement at the level in effect as of the termination date. If Dr. Schwartz’s employment is terminated without Cause within one year after a Change in Control of the Company, in addition to the severance benefits described above, 100% of any then unvested stock options will become immediately exercisable without regard to the original vesting schedule and any shares of Restricted Stock previously granted shall immediately be free and clear of any restrictions.

Employment Agreement with Thomas C. K. Chan

Dr. Chan’s employment agreement provides that, in the event that his employment is terminated without Cause, he is entitled, subject to the execution of a general release of claims, to a severance payment equal to twelve months’ base salary as of the date of termination, plus the average of the annual performance bonuses that he received in the preceding two years. This amount will be paid in substantially equal installments according to the Company’s normal payroll schedule during the twelve-month period following termination. In addition, the Company will pay, for the twelve-month period following the date of termination, the cost of continuing the benefits that Dr. Chan is entitled to receive under his employment agreement at the level in effect as of the termination date. If Dr. Chan’s employment is terminated without Cause within one year after a Change in Control of the Company, in addition to the severance benefits described above, 100% of any then unvested stock options will become immediately exercisable without regard to the original vesting schedule and any shares of Restricted Stock previously granted shall immediately be free and clear of any restrictions.

The following table sets forth information with respect to compensation that would have been payable to Mr. Pucci, Mr. Lawrence, Dr. Schwartz and Dr. Chan if the named executive officer’s employment had been terminated without Cause as of December 31, 2011 immediately following a Change in Control of the Company:

Name	Cash Payment(1) ($)	Equity Acceleration(2) ($)	Benefits and Perquisites(3) ($)	Total ($)
Paolo Pucci	$1,485,000	449,625	$22,951	$1,957,576
Peter S. Lawrence	562,611	260,950	22,093	845,654
Dr. Brian Schwartz	470,354	250,850	22,093	743,297
Dr. Thomas C.K. Chan	460,951	230,475	14,659	706,085

(1)
For Mr. Pucci, the cash payment is calculated as the sum of an amount equal to two times his annual salary as of December 31, 2011, plus a bonus payment equal to the sum of the 2010 and 2011 bonus. For each of Mr. Lawrence, Dr. Schwartz and Dr. Chan, the cash payment is calculated as the sum of the executive’s annual salary as of December 31, 2011, plus a bonus payment equal to 40%, 35% and 35%, respectively, of annual salary.

(2)
Reflects the aggregate intrinsic value of unvested stock options as of December 31, 2011. Aggregate intrinsic value represents the value for only those options which have an exercise price less than the market value of our stock on December 31, 2011.

(3)	Reflects the premiums for twelve months for group medical, dental, life and disability programs. Amounts are based on the premiums in effect at December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table and footnotes set forth certain information regarding the beneficial ownership of the Company’s Common Stock by persons known by us to be beneficial owners of more than 5% of our Common Stock.

We had approximately 53,971,784 shares of Common Stock outstanding as of March 23, 2012.

Name	Common Stock Owned	Options to Purchase Common Stock	Total Stock and Stock-based Holdings	Percent of Class
FMR LLC(1) 82 Devonshire Street, Boston, MA 02109	7,948,445	—	7,948,445	14.782%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	5,466,931	—	5,466,931	10.17%
Franklin Resources, Inc.(3) One Franklin Parkway San Mateo, CA 94403	3,410,000	—	3,410,000	6.3%
Pfizer Inc(4) 235 East 42nd Street New York, New York 10017	3,273,679	—	3,273,679	6.07%
The Vanguard Group, Inc (5) 100 Vanguard Blvd. Malvern, PA 19355	2,723,675	—	2,723,675	5.06%

(1)
These shares are beneficially owned by FMR LLC based on the Schedule 13G Amendment it filed with the SEC on February 14, 2012. The percentage of ownership is calculated as of the filing date of the Schedule 13G Amendment.  According to the Schedule 13G Amendment, FMR, LLC is a parent holding company and has sole power to vote or to direct the vote of 787 shares and sole power to dispose or to direct the disposition of 7,948,445 shares.

(2)
These shares are beneficially owned by BlackRock, Inc. These shares are based on the Schedule 13G Amendment it filed with the SEC on March 12, 2012. The percentage of ownership is calculated as of the filing date of the Schedule 13G.  According to the Schedule 13G Amendment, BlackRock, Inc. has sole voting power and sole dispositive power over all of the shares.

(3)
These shares are beneficially owned by Franklin Resources, Inc. based on the Schedule 13G Amendment it filed with the SEC on February 9, 2012. The percentage of ownership is calculated as of the filing date of the Schedule 13G Amendment.  According to the Schedule 13G, (a) Franklin Advisers, Inc. has sole power to vote or to direct the vote of, and sole power to dispose or to direct the disposition of, 3,224,100 shares; (b) Fiduciary Trust Company International has sole power to vote or to direct the vote of, and sole power to dispose or to direct the disposition of, 35,200 shares, and Franklin Templeton Institutional, LLC has the sole power to dispose or to direct the disposition of 150,700 shares.

(4)
These shares (issued to Pfizer Holdings Europe, Latouche House, International Financial Services Centre, Dublin 1, Ireland, a subsidiary of Pfizer Inc) are beneficially owned by Pfizer Inc based on the Schedule 13D filed with the SEC on February 14, 2006 by Pfizer Inc. The percentage of ownership is calculated as of February 16, 2012.

(5)
These shares are beneficially owned by The Vanguard Group, Inc. based on the Schedule 13G it filed with the SEC on February 8, 2012. The percentage of ownership is calculated as of the filing date of the Schedule 13G Amendment. According to the Schedule 13G Amendment, The Vanguard Group, Inc. has sole voting power over 77,290 shares, sole dispositive power over 2,646,385 shares and shared dispositive power over 77,290 shares.

SHARE OWNERSHIP OF MANAGEMENT

The following table and footnotes set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 23, 2012 by (i) our directors, (ii) our named executive officers, and (iii) all directors and executive officers as a group. Shares of Common Stock underlying options include shares for which options are currently exercisable or will become exercisable within 60 days after March 23, 2012. Those options are deemed to be outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

Directors and Executive Officers(1)	Common Stock Owned	Options to Purchase Common Stock	Total Stock and Stock-based Holdings	Percent of Class
Timothy C. Barabe(2)	42,439	96,000	138,439	*
Susan L. Kelley	—	25,000	25,000	*
Ronald M. Lindsay	20,000	80,000	100,000	*
Michael D. Loberg	71,688	80,000	151,688	*
William G. Messenger	1,500	85,000	86,500	*
Nancy A. Simonian(3)	—	65,000	65,000	*
Patrick J. Zenner	31,300	132,500	163,800	*
Thomas C. K. Chan	16,994	305,000	321,994	*
Peter S. Lawrence	52,723	753,750	806,473	1.5%
Paolo Pucci	208,606	737,500	946,106	1.8%
Brian Schwartz	31,543	230,000	261,543	*
Directors and executive officers as a group (11 persons)	476,793	2,589,750	3,066,543	5.7%

*	Indicates less than 1%.

(1)
The persons named in the table have sole voting and investment power with respect to the shares beneficially owned by them, except as noted below or as otherwise provided under community property laws. Total Stock and Stock-based Holdings numbers include shares of Common Stock issuable pursuant to outstanding options that may be exercised within 60 days after March 23, 2012.

(2)	Mr. Barabe disclaims any direct, indirect or beneficial ownership of 420 shares of Common Stock owned by his spouse.

(3)	Dr. Simonian resigned from the Board, effective March 31, 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of March 23, 2012 there were 7,550,700 shares subject to issuance upon exercise of outstanding options and there were no stock appreciation rights under all of our equity compensation plans referred to in the table below, at a weighted average exercise price of $5.73, and with a weighted average remaining life of 7.0 years. There were a total of 478,435 shares subject to outstanding restricted stock and PSUs and other full value awards that remain subject to forfeiture. As of March 23, 2012, there were 3,628,557 shares available for future issuance under those plans.

The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,547,433	$5.34	5,345,645
Equity compensation plans not approved by security holders	—	—	—
Total	6,547,433	$5.34	5,345,645

(1)
Column “(c)” includes 681,900 shares available for issuance under the ArQule, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, 4,387,745 available for issuance under the ArQule, Inc. Amended and Restated 1994 Equity Incentive Plan and 276,000 available for issuance under the ArQule, Inc. Amended and Restated 1996 Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Pursuant to our written Conflict of Interest Policy, no director, director nominee, or executive officer may enter into any transaction or relationship that is disclosable by the Company pursuant to SEC Regulation S-K, Item 404, without the prior approval of the disinterested members of our Compensation Committee. No director or executive officer may directly or indirectly approve, or represent the Company or the other party in arranging, the terms of any transaction between the Company and a party with which he/she has any relationship of a type that is disclosable by the Company pursuant to Item 404. All transactions between ArQule and a party with which a director or executive officer has such a relationship shall be on an arm’s length basis.

Relationships or transactions disclosable under Item 404 may be deemed acceptable and appropriate upon full disclosure of the relationship or transaction, review of all of the relevant factors, including those specified in our Conflict of Interest Policy, and approval by the disinterested members of our Compensation Committee.

 Certain Relationships and Related Party Transactions

There is no amount due to or from a related party as of December 31, 2011 and there was no revenue from a related party in 2011.

For identification of each director determined to be independent, see “Director Independence” under Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed and expected to be billed for professional audit and audit related services rendered by PricewaterhouseCoopers LLP for fiscal years 2011 and 2010.

	2011	2010
Audit Fees	$474,786	$420,399
Audit-Related Fees	—	11,900
Tax Fees	—	—
All Other Fees	—	—
Total	$474,786	$432,299

“Audit Fees” are fees for the audit of our consolidated financial statements and internal controls over financial reporting, included in our Annual Reports on Form 10-K, the review of interim financial statements included in our Quarterly Reports on Form 10-Q, other services normally associated with statutory and regulatory filings or engagements, and services that generally only the principal auditor reasonably can provide to a client, such as comfort letters, consents and assistance with and review of documents with the SEC.  In 2011, these fees included $39,386 related to the Company’s January 2011 common stock offering.

 “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit and the review of ArQule’s financial statements and which are not reported under “Audit Fees.” In 2010, these services related to accounting for executive compensation.

The Audit Committee pre-approves each proposed service by PricewaterhouseCoopers LLP on a case-by-case basis. The Audit Committee does not have any pre-approval policies or procedures for PricewaterhouseCoopers LLP’s services. The Audit Committee approved 100% of the audit and audit-related services PricewaterhouseCoopers LLP provided to us in 2011 and 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are listed under Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are omitted from this report because they are not applicable or required information are shown in the financial statements of the footnotes thereto.

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 2, 2011 (File No. 000-21429) and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007 (File No. 000-21429) and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.

10.1*	Amended and Restated 1994 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
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

EXHIBIT NO.	DESCRIPTION
10.20+
Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Amendment No.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14, 2011, (File No. 000-21429) and incorporated herein by reference.

10.21*
Employment Agreement, dated as of November 21, 2008 by and between ArQule, Inc. and Thomas C. K. Chan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference.

10.22*
Amendment to Employment Agreement dated as of February 23, 2012 by and between ArQule, Inc. and Brian Schwartz, filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 000-21429) and incorporated herein by reference.

10.23*
Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-21429) and incorporated herein by reference.

10.24+
License and Co-Commercialization Agreement, dated November 8, 2011, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd., filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference..

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm (previously filed).

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.

32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.

*	Indicates a management contract or compensatory plan.

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
Date: April 10, 2012