Form 10-Q
period 2012-03-31
ARQULE INC
filed 2012-05-03
CIK 1019695

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

Number of shares outstanding of the registrant’s Common Stock as of April 26, 2012:

Common Stock, par value $.01  62,200,788 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2012

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$19,533	$11,095
Marketable securities-short term	48,642	57,073
Prepaid expenses and other current assets	1,572	4,020
Total current assets	69,747	72,188
Marketable securities-long term	32,183	40,475
Property and equipment, net	2,731	2,939
Other assets	1,480	1,449
Total assets	$106,141	$117,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,646	$11,932
Note payable	1,700	1,700
Current portion of deferred revenue	32,395	34,705
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	46,293	48,889
Deferred revenue, net of current portion	31,062	37,097
Deferred gain on sale leaseback, net of current portion	1,196	1,336
Total liabilities	78,551	87,322
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,972,088 and 53,825,567 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	540	538
Additional paid-in capital	440,777	438,677
Accumulated other comprehensive income (loss)	13	(6)
Accumulated deficit	(413,740)	(409,480)
Total stockholders’ equity	27,590	29,729
Total liabilities and stockholders’ equity	$106,141	$117,051

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$8,498	$13,405

Costs and expenses:
Research and development	9,303	11,393
General and administrative	3,599	3,543
Total costs and expenses	12,902	14,936

Loss from operations	(4,404)	(1,531)

Interest income	65	55
Interest expense	(6)	(6)
Other income	85	16

Net loss	(4,260)	(1,466)

Unrealized gain (loss) on marketable securities	19	(37)
Comprehensive loss	$(4,241)	$(1,503)

Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.03)

Weighted average basic and diluted common shares outstanding	53,810	50,623

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2012	2011
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(4,260)	$(1,466)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	281	288
Amortization of premium/discount on marketable securities	200	214
Amortization of deferred gain on sale leaseback	(140)	(139)
Non-cash stock compensation	1,198	1,092
Gain on auction rate securities	(85)	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,448	(114)
Other assets	(31)	5
Accounts payable and accrued expenses	(286)	1,359
Deferred revenue	(8,345)	6,604
Net cash provided by (used in) operating activities	(9,020)	7,827
Cash flows from investing activities:
Purchases of marketable securities	(14,307)	(44,622)
Proceeds from sale or maturity of marketable securities	30,934	32,501
Purchases of property and equipment	(73)	(277)
Net cash provided by (used in) investing activities	16,554	(12,398)
Cash flows from financing activities:
Proceeds from stock offering, net	—	46,756
Proceeds from stock option exercises	904	832
Net cash provided by financing activities	904	47,588
Net increase in cash and cash equivalents	8,438	43,017
Cash and cash equivalents, beginning of period	11,095	20,457
Cash and cash equivalents, end of period	$19,533	$63,474

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers. We employ technologies such as our ArQule Kinase Inhibitor Platform (“AKIPTM”) to design and develop drugs that have the potential to fulfill this mission.

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-Met”). C-Met is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a well-tolerated single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon data that is continually generated. Our leading indications include non-small cell lung cancer (“NSCLC”), liver cancer (“hepatocellular carcinoma” or “HCC”) and colorectal cancer. We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

In January 2012, we announced the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in time-to-progression (“TTP”) in previously treated patients.  Patients with higher levels of c-Met who were treated with tivantinib experienced pronounced benefit in prolonged TTP.  We plan to present complete data from this trial at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012

In January 2011, we enrolled the first patient in the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial of tivantinib in NSCLC in combination with erlotinib, an approved anti-cancer agent. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous NSCLC who will receive tivantinib plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).

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

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the SEC on March 1, 2012.

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of March 31, 2012, and the results of our operations and cash flows for the three months ended March 31, 2012 and March 31, 2011. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the quarters ended March 31, 2012 and 2011, $4.9 million and $2.4 million, respectively were recognized as revenue. At March 31, 2012, $7.5 million remains in deferred revenue.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10.0 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to future clinical trial services, clinical trial costs and steering committee services will be recognized ratably over the clinical trial as amounts are incurred and billed, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement is through June 2013. We recognized revenue of $0.9 million related to this agreement for the quarter ended March 31, 2012. At March 31, 2012, $0.5 million remains in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2012, totaled $41.8 million, and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2012 by $16.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the quarter ended March 31, 2012 $2.5 million of these drug purchases was also recognized as contra-revenue.

For the quarter ended March 31, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $4.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the quarter ended March 31, 2011.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the quarters ended March 31, 2012 and 2011, $1.3 million and $9.9 million, respectively, were recognized as net revenue. At March 31, 2012, $32.3 million remains in deferred revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the quarters ended March 31, 2012 and 2011 $1.4 million and $1.1 million, respectively, were recognized as revenue. At March 31, 2012 $23.2 million remains in deferred revenue.

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

ArQule’s marketable securities portfolio includes $2.1 million (at cost) at March 31, 2012 and December 31, 2011, invested in auction rate securities.

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2012 and December 31, 2011:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$14,767	$2	$—	$14,769
Corporate debt securities-short term	33,857	21	(5)	33,873
	48,624	23	(5)	48,642
U.S. Federal Treasury and U.S. government agencies securities-long term	19,046	3	(1)	19,048
Corporate debt securities-long term	11,381	—	(7)	11,374
	30,427	3	(8)	30,422
Total available-for-sale marketable securities	$79,051	$26	$(13)	$79,064

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$17,259	$1	$(1)	$17,259
Corporate debt securities-short term	39,828	22	(36)	39,814
	57,087	23	(37)	57,073
U.S. Federal Treasury and U.S. government agencies securities-long term	33,556	13	(6)	33,563
Corporate debt securities-long term	5,235	2	(1)	5,236
	38,791	15	(7)	38,799
Total available-for-sale marketable securities	$95,878	$38	$(44)	$95,872

 The Company’s available-for-sale marketable securities in a loss position at March 31, 2012 and December 31, 2011 were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at March 31, 2012 and December 31, 2011:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(339)	$1,761
Total trading securities	$2,100	$—	$(339)	$1,761

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(424)	$1,676
Total trading securities	$2,100	$—	$(424)	$1,676

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At March 31, 2012 and December 31, 2011, the Company’s auction rate securities are included in marketable securities-long term and total $1,761 and $1,676, respectively. The net increase in value of our auction rate securities totaling $85 and $16 in the three months ended March 31, 2012 and March 31, 2011, respectively were recorded as a gain in other income in the statement of operations.

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

	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$19,530	$19,530	$—	$—
U.S. Federal Treasury and U.S. government agencies securities-short term	14,769	—	14,769	—
Corporate debt securities-short term	33,873	—	33,873	—
U.S. Federal Treasury and U.S. government agencies securities-long term	19,048	—	19,048	—
Corporate debt securities-long term	11,374	—	11,374	—
Auction rate securities-long term	1,761	—		1,761
Total	$100,355	$19,530	$79,064	$1,761

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,042	$10,042	$—	$—
U.S. Federal Treasury and U.S. government agencies securities-short term	17,259	—	17,259	—
Corporate debt securities-short term	39,814	—	39,814	—
U.S. Federal Treasury and U.S. government agencies securities-long term	33,563	—	33,563	—
Corporate debt securities-long term	5,236	—	5,236	—
Auction rate securities-long term	1,676	—		1,676
Total	$107,590	$10,042	$95,872	$1,676

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

The following tables roll forward the fair value of our auction rate securities, whose fair values are determined by Level 3 inputs for the periods presented:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	85
Settlements	—
Balance at March 31, 2012	$1,761

Amount
Balance at December 31, 2010	$2,154
Gain on auction rate securities	16
Settlements	(98)
Balance at March 31, 2011	$2,072

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the three months ended March 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Estimated Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,761	Discounted cash flow
			Maximum rate	1.61% - 1.61%
			Liquidity risk premium	3.50% - 4.50%
			Probability of earning maximum rate until maturity	0.05% - 0.08%
			Probability of principal returned prior to maturity	85.50% - 87.64%
			Probability of default	12.31% - 14.42%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accounts payable	$114	$226
Accrued payroll	1,214	2,768
Accrued outsourced pre-clinical and clinical fees	8,897	8,034
Accrued professional fees	512	379
Other accrued expenses	909	525
	$11,646	$11,932

5.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 7,550,700 and 7,536,247 for the three months ended March 31, 2012 and 2011, respectively.

6.  STOCK-BASED COMPENSATION AND STOCK PLANS

Our  stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2012 and 2011.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2012	2011
Research and development	$460	$437
General and administrative	738	655
Total stock-based compensation expense	$1,198	$1,092

In the three months ended March 31, 2012 and March 31, 2011, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2012 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,298,468	7.95
Exercised	(174,228)	5.19
Cancelled	(120,983)	9.27

Outstanding as of March 31, 2012	7,550,700	$5.73

Exercisable as of March 31, 2012	4,494,293	$5.24

The aggregate intrinsic value of options outstanding at March 31, 2012 was $43,259, of which $23,566 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2012 and 2011 was $4.80 and $4.00 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2012 and 2011 was $383 and $277, respectively.

Shares vested, expected to vest and exercisable at March 31, 2012 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2012	7,418,252	$5.73	7.0	$42,406
Exercisable at March 31, 2012	4,494,293	$5.24	5.7	$23,566

The total compensation cost not yet recognized as of March 31, 2012 related to non-vested option awards was $10.7 million, which will be recognized over a weighted-average period of 2.9 years. During the three months ended March 31, 2012, there were 70,125 shares forfeited with a weighted average grant date fair value of $3.65 per share. The weighted average remaining contractual life for options exercisable at March 31, 2012 was 5.7 years.

No restricted stock was granted in 2011or 2010. In 2009, we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through March 31, 2012, 60,945 shares have been forfeited, and 491,226 shares have vested. We recognized share-based compensation expense related to restricted stock of $73 and $98 for the three months ended March 31, 2012 and 2011, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2012 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	195,979	$3.65
Granted	—	—
Vested	(107,634)	3.74
Cancelled	—	—
Unvested as of March 31, 2012	88,345	$3.54

The fair value of restricted stock vested in the three months ended March 31, 2012 and 2011 was $749 and $440, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through March 31, 2012, no expense has been recorded for any of these performance-based stock units.

7.  STOCK OFFERING

On April 16, 2012, we sold 8,222,500 shares of common stock at $7.30 per share for aggregate net proceeds of approximately $56.2 million after commissions and other estimated offering expenses.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted  this standard on  January 1, 2012 and it did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)”. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard on January 1, 2012 did not impact our financial position or results of operations.

9.  INCOME TAXES

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

At March 31, 2012 and December 31, 2011 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2009 through 2011 and our state tax returns for the tax years 2007 through 2011 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10.  NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at March 31, 2012 and 2011, collateralized by $2.1 million of auction rate securities at cost.  Interest expense was $6 for the three months ended March 31, 2012 and 2011.

Management believes the carrying value of the note payable approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

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

In January 2012, we announced the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant 56 percent improvement in time-to-progression (“TTP”) in the intent-to-treat (“ITT”) population of previously treated patients with HCC (hazard ratio = 0.64, log rank p-value = 0.04).  Adverse events were reported at similar rates in the treatment and placebo arms, except for a higher incidence of fatigue and hematologic events, including neutropenia and anemia, in tivantinib-treated patients.  The incidence of hematologic events declined following dose reduction of tivantinib from 360 milligrams twice daily (BID) to 240 milligrams BID. Patients with higher levels of c-Met who were treated with tivantinib experienced pronounced benefit in prolonged TTP.  We plan to present complete data from this trial at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012.

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

We have incurred a cumulative deficit of approximately $414 million from inception through March 31, 2012. We expect research and development costs to increase during the course of 2012, due to clinical testing of our lead product candidates. We recorded a net loss for 2009, 2010 and 2011 and expect a net loss for 2012.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2012, totaled $41.8 million and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2012 by $16.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the quarter ended March 31, 2012 $2.5 million of these drug purchases was also recognized as contra-revenue.

For the quarter ended March 31, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $4.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the quarter ended March 31, 2011.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2012, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2012	2011	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$68.2	$68.2	—	—%
Marketable securities-long term	32.2	40.5	(8.3)	(20)%
Notes payable	1.7	1.7	—	—
Working capital	23.5	23.3	0.2	1%

	Q1 2012	Q1 2011	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(9.0)	$7.8	$(16.8)
Investing activities	16.6	(12.4)	29.0
Financing activities	0.9	47.6	(46.7)

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarter ended March 31, 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $9.0 million.

Cash flow from investing activities.  Our net cash provided by investing activities of $16.6 million for the quarter ended March 31, 2012, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities include U.S. Treasury bill funds, money market funds, commercial paper fully guaranteed by the FDIC under the Temporary Liquidity Guarantee Program, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at March 31, 2012 and December 31, 2011, invested in auction rate securities.

Cash flow from financing activities.  Our net cash provided by financing activities for the quarter ended March 31, 2012 consisted of $0.9 million from the issuance of common stock from the exercise of stock options.

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

In April 2012, we received net proceeds of $56.2 million from our 8,222,500 share stock offering. In light of this cash inflow, cash, cash equivalents and marketable securities on hand at March 31, 2012 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements through 2014.

Our contractual obligations were comprised of the following as of March 31, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	10,007	3,448	6,131	428	—
Purchase obligations	9,140	9,140	—	—	—
Total	$20,847	$14,288	$6,131	$428	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2011 on Form 10-K filed with the SEC on March 1, 2012.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2012 and 2011:

Revenue

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$8.5	$13.4	$(4.9)	(37)%

Research and development revenue in the three months ended March 31, 2012 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008, the November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092, and the 2007 Kyowa Hakko Kirin exclusive license agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2012, totaled $41.8 million and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2012 by $16.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the quarter ended March 31, 2012 $2.5 million of these drug purchases was also recognized as contra-revenue.

For the quarter ended March 31, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $4.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the quarter ended March 31, 2011.

The $4.9 million revenue decrease in the quarter ended March 31, 2012 is primarily due to the timing of revenue recognized from the $25 million milestone payment we received from Daiichi Sankyo in the quarter ended March 31, 2011 triggered by the dosing of the first patient in the Phase 3 NSCLC clinical trial. In the quarter ended March 31, 2011 when we received the milestone payment, we recognized revenue of $11.4 million compared with the $1.2 million in the current quarter resulting in a revenue decrease of $10.2 million.  This decrease was partially offset by revenue increases of $2.5 million from our Daiichi Sankyo AKIPTM agreement, $0.9 million from our Daiichi Sankyo ARQ 092 agreement and lower contra-revenue of $1.6 million.

Research and development

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended March 31:
Research and development	$9.3	$11.4	$(2.1)	(18)%

Research and development expense in the quarter ended March 31, 2012 decreased by $2.1 million primarily due to lower outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib. At March 31, 2012 we had 75 employees dedicated to our research and development program compared to 84 at March 31, 2011.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2012	Program-to-date
c-Met program—tivantinib	Phase 3	$1.1	$76.1

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

General and administrative

			Increase (decrease)
	2012	2011	$	%
For the three months ended March 31:	(in millions)
General and administrative	$3.6	$3.5	$0.1	2%

General and administrative expense increased slightly in the first quarter of 2012 principally due to an increase in non-cash stock-based compensation expense. General and administrative headcount was 26 at March 31, 2012, compared to 29 at March 31, 2011.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2012	2011	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$65	$55	$10	18%
Interest expense	(6)	(6)	—	—%
Other income (expense)	85	16	69	431%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments and increased in the first quarter of 2012 due to an increase in interest rates. Interest expense was incurred on our notes payable and remained constant in the first quarter of 2012 and 2011. Other income in the first quarter of 2012 includes a gain of $85 from the increase in fair value of our auction rate securities. Other income in the first quarter of 2011 includes a gain of $16 from the increase in fair value of our auction rate securities.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)”. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard on January 1, 2012 did not impact our financial position or results of operations.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 1, 2012, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The forward-looking statements contained herein represent the judgment of the Company as of the date of this report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at March 31, 2012 and December 31, 2011included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS.  None.

ITEM 1A. — RISK FACTORS.  For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 1, 2012, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 3, 2012	/s/ PETER S. LAWRENCE
Peter S. Lawrence President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)