Form 10-Q
period 2012-06-30
ARQULE INC
filed 2012-08-02
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

Number of shares outstanding of the registrant’s Common Stock as of July 24, 2012:

Common Stock, par value $.01      62,279,234 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2012

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$28,660	$11,095
Marketable securities-short term	46,429	57,073
Prepaid expenses and other current assets	1,272	4,020
Total current assets	76,361	72,188
Marketable securities-long term	71,979	40,475
Property and equipment, net	2,499	2,939
Other assets	1,420	1,449
Total assets	$152,259	$117,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,409	$11,932
Note payable	1,700	1,700
Current portion of deferred revenue	29,479	34,705
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	42,140	48,889
Deferred revenue, net of current portion	24,828	37,097
Deferred gain on sale leaseback, net of current portion	1,059	1,336
Total liabilities	68,027	87,322
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,278,880 and 53,825,567 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	623	538
Additional paid-in capital	498,347	438,677
Accumulated other comprehensive loss	(113)	(6)
Accumulated deficit	(414,625)	(409,480)
Total stockholders’ equity	84,232	29,729
Total liabilities and stockholders’ equity	$152,259	$117,051

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$11,829	$5,447	$20,327	$18,852

Costs and expenses:
Research and development	9,271	12,836	18,574	24,229
General and administrative	3,514	3,552	7,113	7,095
Total costs and expenses	12,785	16,388	25,687	31,324

Loss from operations	(956)	(10,941)	(5,360)	(12,472)

Interest income	79	112	144	167
Interest expense	(6)	(6)	(12)	(12)
Other income (expense)	(2)	31	83	47

Net loss	(885)	(10,804)	(5,145)	(12,270)

Unrealized gain (loss) on marketable securities	(126)	101	(107)	64
Comprehensive loss	$(1,011)	$(10,703)	$(5,252)	$(12,206)

Basic and diluted net loss per share:
Net loss per share	$(0.01)	$(0.20)	$(0.09)	$(0.24)

Weighted average basic and diluted common shares outstanding	60,891	53,255	57,351	51,961

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(5,145)	$(12,270)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	598
Amortization of premium/discount on marketable securities	550	570
Amortization of deferred gain on sale leaseback	(277)	(277)
Non-cash stock compensation	2,212	2,301
Gain on auction rate securities	(83)	(47)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,748	(4,497)
Other long-term assets	29	(24)
Accounts payable and accrued expenses	(1,523)	9,362
Deferred revenue	(17,495)	(1,103)
Net cash used in operating activities	(18,427)	(5,387)
Cash flows from investing activities:
Purchases of marketable securities	(95,620)	(95,131)
Proceeds from sale or maturity of marketable securities	74,186	57,660
Purchases of property and equipment	(117)	(324)
Net cash used in investing activities	(21,551)	(37,795)
Cash flows from financing activities:
Proceeds from stock offering, net	56,256	46,761
Proceeds from stock option exercises and employee stock plan purchases	1,287	3,808
Net cash provided by financing activities	57,543	50,569
Net increase in cash and cash equivalents	17,565	7,387
Cash and cash equivalents, beginning of period	11,095	20,457
Cash and cash equivalents, end of period	$28,660	$27,844

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

In January 2012, we announced the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of c-Met who were treated with tivantinib experienced pronounced benefit in prolonged TTP. Additional data from this trial presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012 demonstrated significant improvements in median overall survival (“OS”) and progression free survival (“PFS”) in these patients.
In January 2011, we enrolled the first patient in the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial of tivantinib in NSCLC in combination with erlotinib, an approved anti-cancer agent. The Phase 3 trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic, non-squamous NSCLC who will receive tivantinib plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).  In May 2012, we announced the completion of patient recruitment in this trial. We are planning for an interim assessment of the data from the MARQUEE trial in the fall of 2012 and final review of the data in the middle of 2013.

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

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor (“FGFR”), has yielded a lead product in late pre-clinical development.

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of June 30, 2012, the results of our operations for the three and six months ended June 30, 2012 and June 30, 2011, and cash flows for the six months ended June 30, 2012 and June 30, 2011. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Kinase Inhibitor Discovery Agreement

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we are applying our proprietary technology and know-how using our AKIP™ technology for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP™ collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. On October 12, 2010, we and Daiichi Sankyo announced the expansion of this agreement, establishing a third target, with an option for a fourth, in oncology, and a two-year extension through November 2012. Daiichi Sankyo is not obligated to extend the research period of the agreement beyond November 2012.  If Daiichi Sankyo were not to extend, it would no longer be obligated to provide further research funding to ArQule. Daiichi would retain rights under the agreement to designate compounds for toxicology testing and would also have the option to take one or more of such compounds into clinical testing by opting into a license and development agreement pursuant to the economic terms of the May 2009 agreement described above.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the three and six months ended June 30, 2012 and 2011, $4.9 million and $9.8 million, and $3.3 million and $5.6 million, respectively were recognized as revenue. At June 30, 2012, $4.5 million remained in deferred revenue.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to future clinical trial services, clinical trial costs and steering committee services will be recognized ratably over the clinical trial as services are provided and costs are incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement is through June 2013. We recognized revenue of $0.8 million and $1.6 million related to this agreement for the three and six months ended June 30, 2012, respectively.  At June 30, 2012, $0.5 million remained in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2012, totaled $48.8 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2012 by $23.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were equal to those of Daiichi Sankyo’s. For the six months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $0.9 million was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. There were no advance drug purchases in the six months ended June 30, 2012.

 For the three and six months ended June 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $3.7 million and $8.7 million, respectively  were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and six months ended June 30, 2011 totaled $4.8 million of which $0.3 million was recognized as contra-revenue during the three and six month period.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 2013. For the three and six months ended June 30, 2012 and 2011, $4.7 million and $6.0 million, and $1.0 million and $10.9 million, respectively were recognized as net revenue. At June 30, 2012, $27.5 million remained in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of June 30, 2012, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and six months ended June 30, 2012 and 2011 $1.4 million and $2.8 million, and $1.2 million and $2.3 million, respectively were recognized as revenue. At June 30, 2012 $21.8 million remained in deferred revenue.

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

We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations and comprehensive loss. Our auction rate securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations and comprehensive loss.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the consolidated statement of operations and comprehensive loss as an impairment loss.

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

ArQule’s marketable securities portfolio included $2.1 million (at cost) at June 30, 2012 and December 31, 2011, invested in auction rate securities.

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2012 and December 31, 2011:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,425	$25	$(21)	$46,429
Corporate debt securities-long term	70,336	5	(122)	70,219
Total available-for-sale marketable securities	$116,761	$30	$(143)	$116,648

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$17,259	$1	$(1)	$17,259
Corporate debt securities-short term	39,828	22	(36)	39,814
	57,087	23	(37)	57,073
U.S. Federal Treasury and U.S. government agencies securities-long term	33,556	13	(6)	33,563
Corporate debt securities-long term	5,235	2	(1)	5,236
	38,791	15	(7)	38,799
Total available-for-sale marketable securities	$95,878	$38	$(44)	$95,872

The Company’s available-for-sale marketable securities in a loss position at June 30, 2012 and December 31, 2011 were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at June 30, 2012 and December 31, 2011:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(341)	$1,759
Total trading securities	$2,100	$—	$(341)	$1,759

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(424)	$1,676
Total trading securities	$2,100	$—	$(424)	$1,676

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At June 30, 2012 and December 31, 2011, the Company’s auction rate securities were included in marketable securities-long term and totaled $1,759 and $1,676, respectively. The net decrease in fair value of our auction rate securities of $2 in the three months ended June 30, 2012 was recorded as a loss in other income (expense) in the statement of operations and comprehensive loss. The net increase in fair value of our auction rate securities of $83 in the six months ended June 30, 2012, was recorded as a gain in other income (expense) in the statement of operations and comprehensive loss.  The net increase in value of our auction rate securities totaling $31 and $47 in the three months and six months ended June 30, 2011, respectively were recorded as a gain in other income (expense) in the statement of operations and comprehensive loss.

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

	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$25,073	$25,073	$—	$—
Corporate debt securities-short term	46,429	—	46,429	—
Corporate debt securities-long term	70,219	—	70,219	—
Auction rate securities-long term	1,759	—	—	1,759
Total	$143,480	$25,073	$116,648	$1,759

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,042	$10,042	$—	$—
U.S. Federal Treasury and U.S. government agencies securities-short term	17,259	—	17,259	—
Corporate debt securities-short term	39,814	—	39,814	—
U.S. Federal Treasury and U.S. government agencies securities-long term	33,563	—	33,563	—
Corporate debt securities-long term	5,236	—	5,236	—
Auction rate securities-long term	1,676	—		1,676
Total	$107,590	$10,042	$95,872	$1,676

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

The following tables roll forward the fair value of our auction rate securities, whose fair values are determined by Level 3 inputs for the periods presented:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	83
Settlements	—
Balance at June 30, 2012	$1,759

Amount
Balance at March 31, 2012	$1,761
Loss on auction rate securities	(2)
Settlements	—
Balance at June 30, 2012	$1,759

Amount
Balance at December 31, 2010	$2,154
Gain on auction rate securities	47
Settlements	(297)
Balance at June 30, 2011	$1,904

Amount
Balance at March 31, 2011	$2,072
Gain on auction rate securities	31
Settlements	(199)
Balance at June 30, 2011	$1,904

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the six months ended June 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Estimated Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,759	Discounted cash flow
			Maximum rate	1.62% - 1.62%
			Liquidity risk premium	3.50% - 4.50%
			Probability of earning maximum rate until maturity	0.05% - 0.09%
			Probability of principal returned prior to maturity	85.82% - 87.92%
			Probability of default	12.02% - 14.09%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable	$223	$226
Accrued payroll	2,168	2,768
Accrued outsourced pre-clinical and clinical fees	6,361	8,034
Accrued professional fees	674	379
Other accrued expenses	983	525
	$10,409	$11,932

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Unvested restricted stock, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. The weighted average number of common shares outstanding excludes 85,345 and 206,653 unvested shares of restricted stock for the three and six months ended June 30, 2012 and 2011, respectively and 440,000 and 390,000 performance-based stock units, respectively for the three and six months ended June 30, 2012 and 2011. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 7,553,383 and 6,965,518 for the three and six months ended June 30, 2012 and 2011, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2012 and 2011.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$414	$394	$874	$831
General and administrative	600	815	1,338	1,470
Total stock-based compensation expense	$1,014	$1,209	$2,212	$2,301

In the three and six months ended June 30, 2012 and 2011, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2012 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,453,468	7.72
Exercised	(217,670)	4.97
Cancelled	(229,858)	8.15

Outstanding as of June 30, 2012	7,553,383	5.72

Exercisable as of June 30, 2012	4,456,726	$5.24

The aggregate intrinsic value of options outstanding at June 30, 2012 was $43,233, of which $23,340 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2012 and 2011 was $4.67 and $4.00 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2012 and 2011 was $485 and $897, respectively.

Shares vested, expected to vest and exercisable at June 30, 2012 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2012	7,407,318	$5.72	6.8	$42,293
Exercisable at June 30, 2012	4,456,726	$5.24	5.4	$23,340

The total compensation cost not yet recognized as of June 30, 2012 related to non-vested option awards was $9.9 million, which will be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2012, there were 156,125 shares forfeited with a weighted average grant date fair value of $3.82 per share. The weighted average remaining contractual life for options exercisable at June 30, 2012 was 5.4 years.

We recognized share-based compensation expense related to restricted stock of $138 and $186 for the six months ended June 30, 2012 and 2011, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2012 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	195,979	$3.65
Granted	—	—
Vested	(107,634)	3.74
Cancelled	(3,000)	3.54
Unvested as of June 30, 2012	85,345	$3.54

The fair value of restricted stock vested in the six months ended June 30, 2012 and 2011 was $749 and $440, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through June 30, 2012, no expense has been recorded for any of these performance-based stock units.

7. STOCK OFFERING

On April 16, 2012, we sold 8,222,500 shares of common stock at $7.30 per share for aggregate net proceeds of   $56.3 million after commissions and other offering expenses.

On January 25, 2011, we sold 8,050,000 shares of common stock at $6.15 per share for aggregate net proceeds of $46.8 million after commissions and other offering expenses.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a material impact on our financial position or results of operations.

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

9. INCOME TAXES

At December 31, 2011, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $243,310, $171,060 and $25,063 respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2031. Federal net capital loss carryforwards of approximately $571 can be used to offset future federal capital gains and expire in 2015. Approximately $14,954 of our federal NOL and $1,974 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

At June 30, 2012 and December 31, 2011 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2009 through 2011 and our state tax returns for the tax years 2007 through 2011 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at June 30, 2012 and 2011, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $6 and $12 for both of the three and six months ended June 30, 2012 and 2011, respectively.

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

In January 2012, we announced the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant 56 percent improvement in the primary endpoint of time-to-progression (“TTP”) in the intent-to-treat (“ITT”) population of previously treated patients with HCC (hazard ratio = 0.64, log rank p-value = 0.04). Adverse events were reported at similar rates in the treatment and placebo arms, except for a higher incidence of fatigue and hematologic events, including neutropenia and anemia, in tivantinib-treated patients. The incidence of hematologic events declined following dose reduction of tivantinib from 360 milligrams twice daily (BID) to 240 milligrams BID. Patients with higher levels of c-Met who were treated with tivantinib experienced pronounced benefit in prolonged TTP. Additional  data from this trial presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012 demonstrated significant improvements in these patients as measured by (1) median overall survival (“OS”) (7.2 months in the tivantinib arm vs. 3.8 months in the placebo arm, hazard ratio = 0.38, log rank p-value = 0.01), (2) median TTP (2.9 months in the tivantinib arm vs. 1.5 months in the placebo arm, hazard ratio = 0.43, log rank p-value = 0.03) and (3) progression free survival (“PFS”) (2.4 months in the tivantinib arm vs. 1.5 months in the placebo arm (hazard ratio = 0.45, log rank p-value = 0.02).

In January 2011, we enrolled the first patient in the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial of tivantinib in NSCLC in combination with erlotinib, an approved anti-cancer agent. Erlotinib, marketed as Tarceva™, inhibits the EGFR (epidermal growth factor receptor) tyrosine kinase. The MARQUEE trial is a randomized, double-blinded, controlled study of previously treated patients with locally advanced or metastatic non-squamous NSCLC who will receive tivantinib plus erlotinib or placebo plus erlotinib. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).  In May 2012, we announced the completion of patient recruitment in this trial. We are planning for an interim assessment of the data from the MARQUEE trial in the fall of 2012 and final review of the data in the middle of 2013.

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

        Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, both of which are in Phase 1 clinical testing. A third pipeline program, focused on small molecule inhibitors of fibroblast growth factor receptor (“FGFR”), has yielded a lead product in late pre-clinical development.

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

We have incurred a cumulative deficit of approximately $415 million from inception through June 30, 2012. We expect research and development costs to increase during the course of 2012, due to clinical testing of our lead product candidates. We recorded a net loss for 2009, 2010 and 2011 and expect a net loss for 2012.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2012, totaled $48.8 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2012 by $23.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were equal to those of Daiichi Sankyo’s. For the six months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $0.9 million was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and six months ended June 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the six months ended June 30, 2012.

For the three and six months ended June 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $3.7 million and $8.7 million, respectively were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and six months ended June 30, 2011 totaled $4.8 million of which $0.3 million was recognized as contra-revenue during the three and six month period.

On November 7, 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo under which we will apply our proprietary technology and know-how from our AKIP™ platform for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement defines two such kinase targets, and Daiichi Sankyo will have an option to license compounds directed to these targets following the completion of certain pre-clinical studies. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIP™ collaboration, under which we could receive up to $265 million in potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. On October 12, 2010, we and Daiichi Sankyo announced the expansion of this agreement, establishing a third target, with an option for a fourth, in oncology, and a two-year extension through November 2012. Daiichi Sankyo is not obligated to extend the research period of the agreement beyond November 2012.  If Daiichi Sankyo were not to extend, it would no longer be obligated to provide further research funding to ArQule. Daiichi would retain rights under the agreement to designate compounds for toxicology testing and would also have the option to take one or more of such compounds into clinical testing by opting into a license and development agreement pursuant to the economic terms of the May 2009 agreement described above.Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2012, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2012	2011	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$75.1	$68.2	$6.9	10%
Marketable securities-long term	72.0	40.5	31.5	78%
Notes payable	1.7	1.7	—	—
Working capital	34.2	23.3	10.9	47%

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(18.4)	$(5.4)	$(13.0)
Investing activities	(21.6)	(37.8)	16.2
Financing activities	57.5	50.6	6.9

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $18.4 million.

Cash flow from investing activities. Our net cash used by investing activities of $21.6 million for the six months ended June 30, 2012, was comprised primarily of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at June 30, 2012 and December 31, 2011, invested in auction rate securities.

Cash flow from financing activities. Our net cash provided by financing activities for the six months ended June 30, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and $1.3 million from the issuance of common stock from the exercise of stock options and employee stock plan purchases.

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

In April 2012, we received net proceeds of $56.3 million from our 8,222,500 share stock offering. In light of this cash inflow, cash, cash equivalents and marketable securities on hand at June 30, 2012 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements through 2014.

Our contractual obligations were comprised of the following as of June 30, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	9,113	3,323	5,790	—	—
Purchase obligations	6,502	6,502	—	—	—
Total	$17,315	$11,525	$5,790	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2011 on Form 10-K filed with the SEC on March 1, 2012 and the additional critical accounting policy below.

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2012 and 2011:

Revenue

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$11.8	$5.4	$6.4	117%

For the six months ended June 30:
Research and development revenue	$20.3	$18.8	$1.5	8%

Research and development revenue for the three and six  months ended June 30, 2012 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008, the November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092, and the 2007 Kyowa Hakko Kirin exclusive license agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2012, totaled $48.8 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2012 by $23.8 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were equal to those of Daiichi Sankyo’s. For the six months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $0.9 million was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. There were no advance drug purchases in the six months ended June 30, 2012.

For the three and six months ended June 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $3.7 million and $8.7 million, respectively  were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and six months ended June 30, 2011 totaled $4.8 million of which $0.3 million was recognized as contra-revenue during the three and six month period.

The $6.4 million revenue increase in the three month period is due revenue increases of $1.7 million from our Daiichi Sankyo AKIPTM agreement, $0.8 million from our Daiichi Sankyo ARQ 092 agreement, $0.2 million from our Kyowa Hakko Kirin license agreement and lower contra-revenue of $3.7 million associated with our Daiichi Sankyo tivantinib agreement.

The $1.5 million revenue increase in the six month period is due to increases of $4.2 million from our Daiichi Sankyo AKIPTM agreement, $1.6 million from our Daiichi Sankyo ARQ 092 agreement, $0.6 million from our Kyowa Hakko Kirin license agreement and lower contra-revenue of $5.3 million. These increases were partially offset by a $10.2 million decrease in revenue recognized on the $25 million MARQUEE milestone payment we received from Daiichi Sankyo in the first quarter of 2011. In the six months ended June 30, 2011 when we received the milestone payment, we recognized revenue of $12.7 million compared with $2.5 million in the six months ended June 30, 2012 resulting in a revenue decrease of $10.2 million.

Research and development

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended June 30:
Research and development	$9.3	$12.8	$(3.5)	(28)%

For the six months ended June 30:
Research and development	$18.6	$24.2	$(5.6)	(23)%

Research and development expense in the three and six months ended June 30, 2012 decreased by $3.5 and $5.6 million, respectively  primarily due to lower outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib.

At June 30, 2012 we had 75 employees dedicated to our research and development program compared to 82 at June 30, 2011.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2012	Program-to-date
c-Met program—tivantinib	Phase 3	$2.4	$77.4

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

General and administrative

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.5	$3.5	$—	—

For the six months ended June 30:
General and administrative	$7.1	$7.1	$—	—

General and administrative expense remained constant in the three and six month periods ended June 30, 2012 and 2011. General and administrative headcount was 26 at June 30, 2012, compared to 28 at June 30, 2011.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2012	2011	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$79	$112	$(33)	(30)%
Interest expense	(6)	(6)	—	—
Other income (expense)	(2)	31	(33)	(107)%

For the six months ended June 30:
Interest income	$144	$167	$(23)	(14)%
Interest expense	(12)	(12)	—	—
Other income (expense)	83	47	36	77%

Interest income is comprised primarily of interest income derived from our portfolio of cash, cash equivalents and investments and decreased in the three and six month periods ended June 30, 2012 due to lower interest rates. Interest expense is incurred on our notes payable and remained constant in the three and six month periods ended June 30, 2012 and 2011. Other income (expense) in the three month period ended June 30, 2012 includes a loss of $2 from the decrease in fair value of our auction rate securities. Other income (expense) in the six month period ended June 30, 2012 includes a gain of $83 from the increase in fair value of our auction rate securities. Other income (expense) in the three and six month periods ended June 30, 2011 includes a gain of $31 and $47, respectively from the increase in fair value of our auction rate securities.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a material impact on our financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, such as projections about its future results of operations, its financial condition, research, development and commercialization of its product candidates and anticipated trends in its business are forward-looking statements.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at June 30, 2012 and December 31, 2011 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: August 2, 2012	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)