Form 10-Q
period 2012-09-30
ARQULE INC
filed 2012-11-01
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

Number of shares outstanding of the registrant’s Common Stock as of October 24, 2012:

Common Stock, par value $.01        62,342,382 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2012

ARQULE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$20,943	$11,095
Marketable securities-short term	61,817	57,073
Prepaid expenses and other current assets	940	4,020
Total current assets	83,700	72,188
Marketable securities-long term	57,398	40,475
Property and equipment, net	2,238	2,939
Other assets	1,339	1,449

Total assets	$144,675	$117,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,341	$11,932
Note payable	1,700	1,700
Current portion of deferred revenue	26,097	34,705
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	39,690	48,889
Deferred revenue, net of current portion	18,694	37,097
Deferred gain on sale leaseback, net of current portion	920	1,336
Total liabilities	59,304	87,322
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,342,382 and 53,825,567 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	623	538
Additional paid-in capital	499,644	438,677
Accumulated other comprehensive income (loss)	160	(6)
Accumulated deficit	(415,056)	(409,480)
Total stockholders’ equity	85,371	29,729
Total liabilities and stockholders’ equity	$144,675	$117,051

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2012	2011	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$10,944	$11,954	$31,271	$30,806

Costs and expenses:
Research and development	8,146	11,108	26,720	35,337
General and administrative	3,387	3,127	10,500	10,222
Total costs and expenses	11,533	14,235	37,220	45,559

Loss from operations	(589)	(2,281)	(5,949)	(14,753)

Interest income	150	77	294	244
Interest expense	(7)	(6)	(19)	(18)
Other income (expense)	15	(50)	98	(3)

Net loss	(431)	(2,260)	(5,576)	(14,530)

Unrealized gain (loss) on marketable securities	273	(144)	166	(80)

Comprehensive loss	$(158)	$(2,404)	$(5,410)	$(14,610)

Basic and diluted net loss per share:
Net loss per share	$(0.01)	$(0.04)	$(0.09)	$(0.28)

Weighted average basic and diluted common shares outstanding	62,224	53,534	58,987	52,495

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(5,576)	$(14,530)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	818	887
Amortization of premium/discount on marketable securities	1,232	860
Amortization of deferred gain on sale leaseback	(416)	(415)
Non-cash stock compensation	3,242	3,048
(Gain) loss on auction rate securities	(98)	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,080	(3,866)
Other long-term assets	110	(46)
Accounts payable and accrued expenses	(591)	9,080
Deferred revenue	(27,011)	(2,432)
Net cash used in operating activities	(25,210)	(7,411)
Cash flows from investing activities:
Purchases of marketable securities	(116,437)	(133,200)
Proceeds from sale or maturity of marketable securities	93,802	115,957
Purchases of property and equipment	(117)	(510)
Net cash used in investing activities	(22,752)	(17,753)
Cash flows from financing activities:
Proceeds from stock offering, net	56,256	46,756
Proceeds from stock option exercises and employee stock plan purchases	1,554	4,205
Net cash provided by financing activities	57,810	50,961
Net increase in cash and cash equivalents	9,848	25,797
Cash and cash equivalents, beginning of period	11,095	20,457
Cash and cash equivalents, end of period	$20,943	$46,254

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-Met”). C-Met is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a well-tolerated single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon data that is continually generated. Our leading indications include liver cancer (“hepatocellular carcinoma” or “HCC”), non-small cell lung cancer (“NSCLC”), and colorectal cancer. We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

On October 16, 2012, we announced a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”) for the design of a pivotal Phase 3 trial of tivantinib in patients with HCC.  The Phase 3 trial will be a randomized, double-blinded study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high inoperable HCC.  The primary endpoint is overall survival in the intent-to-treat population, and the secondary endpoint is progression free survival in the same population.  Approximately 300 patients are planned to be enrolled at approximately 120 centers worldwide.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved overall survival.  Although the interim analysis showed a statistically significant improvement in progression-free survival (PFS) in the intent-to-treat (ITT) population, this benefit did not carry over to overall survival.  There were no safety concerns identified by the DMC to Daiichi Sankyo or ArQule during this interim analysis.  MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC.  We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib.  Data from this study will be presented at an upcoming peer review forum. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa that it will discontinue its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (SRC) in Japan after the reporting of cases of interstitial lung disease (ILD) in the study as a drug-related adverse event. It is our understanding that patients currently enrolled in the ATTENTION trial can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial is expected in the second half of 2013. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous non-small cell lung cancer (NSCLC). This trial is being conducted by Kyowa in Japan, South Korea and Taiwan. In April, 2007, ArQule entered into an exclusive license agreement with Kyowa to develop and commercialize tivantinib in Japan and parts of Asia, including South Korea, Taiwan and China (including Hong Kong).

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

The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of September 30, 2012, the results of our operations for the three and nine months ended September 30, 2012 and September 30, 2011, and cash flows for the nine months ended September 30, 2012 and September 30, 2011. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. For the three and nine months ended September 30, 2012 and 2011, $4.5 million and $14.3 million, and $7.5 million and $13.1 million, respectively were recognized as revenue. At September 30, 2012, $1.2 million remained in deferred revenue.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to future clinical trial services, clinical trial costs and steering committee services will be recognized ratably over the clinical trial as services are provided and costs are incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement is through June 2013. We recognized revenue of $0.6 million and $2.2 million related to this agreement for the three and nine months ended September 30, 2012, respectively.  At September 30, 2012, $0.3 million remained in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2012, totaled $55.3 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2012 by $30.3 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012.

 For the three and nine months ended September 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $6.3 million and $15.0 million, respectively were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and nine months ended September 30, 2011 totaled $.07 million of which $5.4 million, respectively.  For the three and nine months ended September 30, 2011, $0.8 million and $1.1 million of these advance drug purchases, respectively were also recognized as contra-revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue has been recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 has been extended to June 2015.  Therefore, commencing with the fourth quarter of 2012, revenue will be recognized over this new development period. Under the previous estimated development period revenue for this agreement was expected to be approximately $4.7 million in the fourth quarter of 2012. Under the revised development period revenue for this agreement is now expected to be approximately $2.1 million in the fourth quarter of 2012 resulting in a reduction of $2.6 million.

For the three and nine months ended September 30, 2012 and 2011, $4.4 million and $10.5 million, and $(1.6) million and $9.4 million, respectively were recognized as net revenue. At September 30, 2012, $22.8 million remained in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of September 30, 2012, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and nine months ended September 30, 2012 and 2011 $1.4 million and $4.3 million, and $6.0 million and $8.3 million, respectively were recognized as revenue. At September 30, 2012 $20.4 million remained in deferred revenue.

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

ArQule’s marketable securities portfolio included $2.1 million (at cost) at September 30, 2012 and December 31, 2011, invested in auction rate securities.

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2012 and December 31, 2011:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type

Corporate debt securities-short term	$61,804	$40	$(27)	$61,817
Corporate debt securities-long term	55,477	151	(4)	55,624
Total available-for-sale marketable securities	$117,281	$191	$(31)	$117,441

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
U.S. Federal Treasury and U.S. government agencies securities-short term	$17,259	$1	$(1)	$17,259
Corporate debt securities-short term	39,828	22	(36)	39,814
	57,087	23	(37)	57,073
U.S. Federal Treasury and U.S. government agencies securities-long term	33,556	13	(6)	33,563
Corporate debt securities-long term	5,235	2	(1)	5,236
	38,791	15	(7)	38,799
Total available-for-sale marketable securities	$95,878	$38	$(44)	$95,872

The Company’s available-for-sale marketable securities in a loss position at September 30, 2012 and December 31, 2011 were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at September 30, 2012 and December 31, 2011:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Security type
Auction rate securities	$2,100	$—	$(326)	$1,774
Total trading securities	$2,100	$—	$(326)	$1,774

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(424)	$1,676
Total trading securities	$2,100	$—	$(424)	$1,676

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At September 30, 2012 and December 31, 2011, the Company’s auction rate securities were included in marketable securities-long term and totaled $1,774 and $1,676, respectively. The net increase in fair value of our auction rate securities of $15 and $98 in the three and nine months ended September 30, 2012, respectively was recorded as a gain in other income (expense) in the statement of operations and comprehensive loss. The net decrease in value of our auction rate securities of $50 and $3 in the three and nine months ended September 30, 2011, respectively was recorded as a loss in other income (expense) in the statement of operations and comprehensive loss.

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

	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$18,702	$18,702	$—	$—
Corporate debt securities-short term	61,817	—	61,817	—
Corporate debt securities-long term	55,624	—	55,624	—
Auction rate securities-long term	1,774	—	—	1,774
Total	$137,917	$18,702	$117,441	$1,774

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,042	$10,042	$—	$—
U.S. Federal Treasury and U.S. government agencies securities-short term	17,259	—	17,259	—
Corporate debt securities-short term	39,814	—	39,814	—
U.S. Federal Treasury and U.S. government agencies securities-long term	33,563	—	33,563	—
Corporate debt securities-long term	5,236	—	5,236	—
Auction rate securities-long term	1,676	—		1,676
Total	$107,590	$10,042	$95,872	$1,676

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

The following tables roll forward the fair value of our auction rate securities, whose fair values are determined by Level 3 inputs for the periods presented:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	98
Settlements	—
Balance at September 30, 2012	$1,774

Amount
Balance at June 30, 2012	$1,759
Gain on auction rate securities	15
Settlements	—
Balance at September 30, 2012	$1,774

Amount
Balance at December 31, 2010	$2,154
Loss on auction rate securities	(3)
Settlements	(399)
Balance at September 30, 2011	$1,752

Amount
Balance at June 30, 2011	$1,904
Loss on auction rate securities	(50)
Settlements	(102)
Balance at September 30, 2011	$1,752

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the nine months ended September 30, 2012:

	Estimated Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,774	Discounted cash flow
			Maximum rate	1.62% - 1.62%
			Liquidity risk premium	3.50% - 4.50%
			Probability of earning maximum rate until maturity	0.05% - 0.09%
			Probability of principal returned prior to maturity	86.08% - 88.15%
			Probability of default	11.80% - 13.83%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable	$769	$226
Accrued payroll	2,103	2,768
Accrued outsourced pre-clinical and clinical fees	6,793	8,034
Accrued professional fees	1,277	379
Other accrued expenses	399	525
	$11,341	$11,932

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Unvested restricted stock, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. The weighted average number of common shares outstanding excludes 84,795 and 206,653 unvested shares of restricted stock for the three and nine months ended September 30, 2012 and 2011, respectively and 440,000 and 390,000 performance-based stock units, respectively for the three and nine months ended September 30, 2012 and 2011. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 7,474,258 and 6,965,518 for the three and nine months ended September 30, 2012 and 2011, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2012 and 2011.

The following table presents stock-based compensation expense included in our Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$413	$357	$1,287	$1,189
General and administrative	617	390	1,955	1,859
Total stock-based compensation expense	$1,030	$747	$3,242	$3,048

In the three and nine months ended September 30, 2012 and 2011, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2012 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,453,468	7.72
Exercised	(278,545)	4.85
Cancelled	(248,108)	8.03

Outstanding as of September 30, 2012	7,474,258	$5.73

Exercisable as of September 30, 2012	4,468,476	$5.22

The aggregate intrinsic value of options outstanding at September 30, 2012 was $42,849, of which $23,334 related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2012 and 2011 was $4.67 and $3.99 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2012 and 2011 was $603 and $941, respectively.

Shares vested, expected to vest and exercisable at September 30, 2012 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2012	7,329,726	$5.73	6.6	$41,913
Exercisable at September 30, 2012	4,468,476	$5.22	5.2	$23,334

The total compensation cost not yet recognized as of September 30, 2012 related to non-vested option awards was $8.9 million, which will be recognized over a weighted-average period of 2.6 years. During the nine months ended September 30, 2012, there were 166,875 shares forfeited with a weighted average grant date fair value of $3.82 per share. The weighted average remaining contractual life for options exercisable at September 30, 2012 was 5.2 years.

We recognized share-based compensation expense related to restricted stock of $204 and $186 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted stock activity under the Plan for the nine months ended September 30, 2012 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	195,979	$3.65
Granted	—	—
Vested	(107,634)	3.74
Cancelled	(3,550)	3.54
Unvested as of September 30, 2012	84,795	$3.54

The fair value of restricted stock vested in the nine months ended September 30, 2012 and 2011 was $749 and $594, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through September 30, 2012, no expense has been recorded for any of these performance-based stock units.

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

At September 30, 2012 and December 31, 2011 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2009 through 2011 and our state tax returns for the tax years 2007 through 2011 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at September 30, 2012 and 2011, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $7 and $19, and $6 and $18 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-Met”). C-Met is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a well-tolerated single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon data that is continually generated. Our leading indications include liver cancer (hepatocellular carcinoma or “HCC”), non-small cell lung cancer (“NSCLC”) and colorectal cancer. We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

 On October 16, 2012, we announced a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”) for the design of a pivotal Phase 3 trial of tivantinib in patients with HCC.  The Phase 3 trial will be a randomized, double-blinded study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high inoperable HCC.  The primary endpoint is overall survival in the intent-to-treat population, and the secondary endpoint is progression free survival in the same population.  Approximately 300 patients are planned to be enrolled at approximately 120 centers worldwide.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved overall survival.  Although the interim analysis showed a statistically significant improvement in progression-free survival (PFS) in the intent-to-treat (ITT) population, this benefit did not carry over to overall survival.  There were no safety concerns identified by the DMC to Daiichi Sankyo or ArQule during this interim analysis.  MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC.  We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib.  Data from this study will be presented at an upcoming peer review forum. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa that it will discontinue its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (SRC) in Japan after the reporting of cases of interstitial lung disease (ILD) in the study as a drug-related adverse event. It is our understanding that patients currently enrolled in the ATTENTION trial can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial is expected in the second half of 2013. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous non-small cell lung cancer (NSCLC). This trial is being conducted by Kyowa in Japan, South Korea and Taiwan. In April, 2007, ArQule entered into an exclusive license agreement with Kyowa to develop and commercialize tivantinib in Japan and parts of Asia, including South Korea, Taiwan and China (including Hong Kong).

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

We have incorporated into the SPAs for MARQUEE and the Phase 3 trial in HCC a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of c-Met and of tivantinib. In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents. These efforts include the generation and interpretation of clinical and pre-clinical data by us, our partners and third parties suggesting potential anti-cancer activity in addition to c-Met inhibition. In this regard, certain preclinical experiments have demonstrated that tivantinib has activity against cells that harbor little or undetectable levels of c-Met, suggesting an additional mechanism or mechanisms in those settings, including mitotic arrest, or the possible involvement of cellular mechanisms and signaling pathways activated by c-Met. Although it is unclear what effect such activity may have in clinical settings, data from randomized, controlled clinical trials demonstrate that tivantinib has greater benefit for patients who have tested positive for high c-Met status while showing less activity in c-Met low populations. As a result, ArQule believes that c-Met status remains the most significant biomarker for further development of the drug, and we, our partners, and academic collaborators intend to focus on such patient populations in a number of tumor types. We will pursue these and future findings to inform our decisions regarding additional clinical settings and patient populations for tivantinib.

In July 2011, we dosed the first patient in a Phase 2, randomized trial of tivantinib and erlotinib in NSCLC patients with a mutated form of the KRAS gene. We selected this patient population based on a strong signal of clinical benefit observed among KRAS-mutant patients who comprised a sub-group in our previous randomized Phase 2 trial in NSCLC. This trial will compare PFS of patients treated with tivantinib and erlotinib to PFS of patients treated with single agent chemotherapy. Approximately 100 patients will be enrolled at 14 clinical sites in the U.S.

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

Our drug discovery efforts are focused primarily on AKIP™, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIP™ to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit certain of these kinase targets. During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the AKT protein kinase discovered under our AKIP™ oncology drug discovery collaboration. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.

We have incurred a cumulative deficit of approximately $415 million from inception through September 30, 2012. We expect research and development costs to increase during the course of 2012, due to clinical testing of our lead product candidates. We recorded a net loss for 2009, 2010 and 2011 and expect a net loss for 2012.

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

The dosing of the first patient in the Phase 3 MARQUEE clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue has been recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 has been extended to June 2015. Therefore, commencing with the fourth quarter of 2012, revenue will be recognized over this new development period. Under the previous estimated development period revenue for this agreement was expected to be approximately $4.7 million in the fourth quarter of 2012. Under the revised development period revenue for this agreement is now expected to be approximately $2.1 million in the fourth quarter of 2012 resulting in a reduction of $2.6 million.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2012, totaled $55.3 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2012 by $30.3 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012.

 For the three and nine months ended September 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $6.3 million and $15.0 million, respectively were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and nine months ended September 30, 2011 totaled $.07 million of which $5.4 million, respectively.  For the three and nine months ended September 30, 2011, $0.8 million and $1.1 million of these advance drug purchases, respectively were also recognized as contra-revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2012, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2012	2011	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$82.8	$68.2	$14.6	21%
Marketable securities-long term	57.4	40.5	16.9	42%
Notes payable	1.7	1.7	—	—
Working capital	44.0	23.3	20.7	89%

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase (decrease)
		(in millions)
Cash flow from:
Operating activities	$(25.2)	$(7.4)	$(17.8)
Investing activities	(22.8)	(17.8)	(5.0)
Financing activities	57.8	51.0	6.8

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $25.2 million.

Cash flow from investing activities. Our net cash used by investing activities of $22.8 million for the nine months ended September 30, 2012, was comprised primarily of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at September 30, 2012 and December 31, 2011, invested in auction rate securities.

Cash flow from financing activities. Our net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and $1.5 million from the issuance of common stock from the exercise of stock options and employee stock plan purchases.

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

In April 2012, we received net proceeds of $56.3 million from our 8,222,500 share stock offering. In light of this cash inflow, cash, cash equivalents and marketable securities on hand at September 30, 2012 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements through 2014.

Our contractual obligations were comprised of the following as of September 30, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	8,220	3,198	5,022	—	—
Purchase obligations	6,996	6,996	—	—	—
Total	$16,916	$11,894	$5,022	$—	$—

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2012 and 2011:

Revenue

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$10.9	$12.0	$(1.1)	(8)%

For the nine months ended September 30:
Research and development revenue	$31.3	$30.8	$0.5	2%

Research and development revenue for the three and nine months ended September 30, 2012 is comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008, the November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092, and the 2007 Kyowa Hakko Kirin exclusive license agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2012, totaled $55.3 million and we received milestones of $25 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2012 by $30.3 million which will be netted against future milestones and royalties when earned and has not been reported as contra-revenue.

For the three and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012.

 For the three and nine months ended September 30, 2011 our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $6.3 million and $15.0 million, respectively were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Advance drug purchases in the three and nine months ended September 30, 2011 totaled $0.7 million and $5.4 million, respectively.  For the three and nine months ended September 30, 2011, $0.8 million and $1.1 million of these advance drug purchases, respectively were also recognized as contra-revenue.

The $1.0 million revenue decrease in the three month period is due revenue decreases of $4.6 million from the $10 million milestone payment we received from Kyowa Hakko in the third quarter of 2011, $3.0 million from our Daiichi Sankyo AKIP™ agreement, partially offset by an increase of $0.6 million from our Daiichi Sankyo ARQ 092 agreement, and lower contra-revenue of $6.0 million associated with our Daiichi Sankyo tivantinib agreement.

The $0.5 million revenue increase in the nine month period is due to lower contra-revenue of $11.3 million, and revenue increases of $1.2 million from our Daiichi Sankyo AKIP™ agreement and $2.2 million from our Daiichi Sankyo ARQ 092 agreement. These revenue increases were partially offset by a $10.2 million decrease in revenue recognized on the $25 million MARQUEE milestone payment we received from Daiichi Sankyo in the first quarter of 2011and a $4.0 million decrease in revenue recognized on the $10 million milestone payment we received from Kyowa Hakko in the third quarter of 2011.

Research and development

			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended September 30:
Research and development	$8.1	$11.1	$(3.0)	(27)%

For the nine months ended September 30:
Research and development	$26.7	$35.3	$(8.6)	(24)%

Research and development expense in the three months ended September 30, 2012 decreased primarily due to lower spending of $1.6 million on outsourced clinical and product development costs related to our Phase 1 and 2 for tivantinib, $0.8 million on preclinical costs and $0.5 million on lower labor related costs from reduced headcount.

Research and development expense in the nine months ended September 30, 2012 decreased primarily due to lower spending of $5.2 million on outsourced clinical and product development costs related to our Phase 1 and 2 programs for tivantinib, $2.1 million on preclinical costs and $0.9 million on lower labor related costs from reduced headcount.

At September 30, 2012 we had 74 employees dedicated to our research and development program compared to 82 at September 30, 2011.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2012	Program-to- date
c-Met program—tivantinib	Phase 3	$3.6	$78.7

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

General and administrative
			Increase (decrease)
	2012	2011	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.4	$3.1	$0.3	8%

For the nine months ended September 30:
General and administrative	$10.5	$10.2	$0.3	3%

General and administrative expense increased $0.3 million in the three months and nine months ended September 30, 2012 due to higher labor related and stock compensation costs. General and administrative headcount was 25 at September 30, 2012, compared to 26 at September 30, 2011.

Interest income, interest expense and other income (expense)
			Increase (decrease)
	2012	2011	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$150	$77	$73	95%
Interest expense	(7)	(6)	1	17%
Other income (expense)	15	(50)	65	130%

For the nine months ended September 30:
Interest income	$294	$244	$50	20%
Interest expense	(19)	(18)	1	6%
Other income (expense)	98	(3)	101	3,367%

Interest income, comprised of interest income derived from our portfolio of cash, cash equivalents and investments increased in the three and nine month periods ended September 30, 2012 due primarily to the increase in our investment portfolio from our April 2012 stock offering. Interest expense is incurred on our notes payable and remained constant in the three and nine month periods ended September 30, 2012 and 2011. Other income (expense) in the three and nine month periods ended September 30, 2012 includes a gain of $15 and $98, respectively, from the increase in fair value of our auction rate securities. Other income (expense) in the three and nine month periods ended September 30, 2011 includes a net loss of $50 and $3, respectively from the decrease in fair value of our auction rate securities.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at September 30, 2012 and December 31, 2011 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: November 1, 2012	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)