Form 10-K
period 2012-12-31
ARQULE INC
filed 2013-03-14
CIK 1019695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 COMMISSION FILE NUMBER: 000-21429

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer [X]	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was: $368,807,663.

There were 62,863,205 shares of the registrant’s common stock outstanding as of February 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 20, 2013, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012, are incorporated by reference into Part III of the Form 10-K.

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

This Form 10-K, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “plans”, “should”, “anticipates,” “potential” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding preclinical activities with our AKIPTM technology, the progress of other product development efforts including clinical trials, the prosecution of existing and efforts to execute new collaborative agreements, receipt of potential milestones and royalties under our collaborative agreements, government regulations, reliance on third parties to conduct clinical trials and perform research and analysis services, adequate financial resources, changes in economic and business conditions, and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if our compounds fail to demonstrate safety and efficiency, if positive early results are not repeated in later studies or in humans, if the therapeutic and value of our compounds are not realized, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, or if other assumptions prove incorrect. The forward- looking statements contained herein represent the judgment of ArQule as of the date of this Form 10-K. ArQule disclaims any intent or obligation to update any forward-looking statement except to the extent required by law.

ARQULE, INC.
TABLE OF CONTENTS

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

Our product candidates and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. Our discovery and development efforts are also guided by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations.

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated data. Our most advanced indication is liver cancer (hepatocellular carcinoma or “HCC”). We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV (MET-high patients with Tivantinib in HCC) trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median overall survival (“OS”) and progression-free survival (“PFS”) in these MET-high patients.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). Although the trial did not meet its primary endpoint of PFS, the analysis of the patients enrolled (n=122) showed that median PFS was 8.3 months in the experimental arm (patients treated with irinotecan and cetuximab plus tivantinib), compared with 7.3 months in the control arm (patients treated with irinotecan and cetuximab plus placebo) (hazard ratio = 0.85, 95% CI: 0.55, 1.33). Objective Response Rate (“ORR”), a secondary endpoint, was 45 percent in the experimental arm versus 33 percent in the control arm but the difference was not statistically significant. The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial are planned for presentation at a future medical meeting and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments. Adverse events were reported at similar rates in the experimental and control arms, except for increased neutropenia observed in the experimental arm, with no discontinuations of treatment for this reason. No treatment-emergent adverse events leading to death were assessed as related to study treatment. Tivantinib was generally well tolerated in combination with the doses of cetuximab and irinotecan studied in this trial.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial in non-squamous cell NSCLC recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis. MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Data from this study will be presented at an upcoming peer review forum. Our analysis of these data will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator, and after providing new informed consent. Data from the trial is expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. The most recent milestone payments under these agreements were made during 2011, when we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial.

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 087, an inhibitor of fibroblast growth factor receptor, ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, all of which are in Phase 1 clinical development.

Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinases. Our additional drug discovery efforts have utilized our proprietary library of compounds generated in the course of our previous chemistry services business to identify potential candidates for clinical development.

PRODUCT CANDIDATES

Tivantinib (ARQ 197): Lead Product Candidate

We are developing our lead product candidate, tivantinib, with our partner, Daiichi Sankyo, in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Tivantinib is an inhibitor of MET that does not compete with ATP. We believe that MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies.

We and our partners are implementing a clinical development program designed to realize the broad potential of tivantinib as a single agent and in combination with other anti-cancer therapies. We are conducting trials in a number of indications, the most advanced of which is HCC, and we are completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

Liver Cancer (Hepatocellular carcinoma or HCC)

Our therapeutic approaches to HCC, our most advanced indication, include evaluating tivantinib as both a single agent and in combination with an approved targeted therapy, sorafenib. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint is OS, and the secondary endpoint is PFS. Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under an SPA agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial.

The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC initially announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant 56 percent improvement in the primary endpoint of TTP in the ITT population of previously treated patients. The 107 patients in this trial had unresectable HCC and had experienced disease progression after first-line therapy or were unable to tolerate such therapy. TTP was defined as the time from patient randomization until objective tumor progression using RECIST (Response Evaluation Criteria in Solid Tumors) 1.1 criteria evaluated by central radiological review.

Additional data from this trial were presented at the ASCO meeting in June 2012. Patients with higher levels of MET in the Phase 2 trial who were treated with tivantinib experienced pronounced, statistically significant improvements in TTP, PFS and OS. In this sub-group of 37 patients, median OS in the tivantinib arm (22 patients) was 7.2 months, and median OS in the placebo arm (15 patients) was 3.8 months (HR=0.38; log rank p-value=0.01); median TTP in the tivantinib arm was 2.9 months, and median TTP in the placebo arm was 1.5 months (HR=0.43, log rank p-value=0.03); median PFS in the tivantinib arm was 2.4 months, and median PFS in the placebo arm was 1.5 months (HR=0.45, log rank p-value=0.02).

At the start of the Phase 2 trial, patients were randomized to receive tivantinib at 360 milligrams twice daily (“BID”) or placebo. Due to the rate of neutropenia, or an abnormally low count of white blood cells that help fight infections, the tivantinib dose was reduced to 240 milligrams BID for all patients. Adverse events were reported at similar rates in the treatment and placebo arms, except for a higher incidence of fatigue and hematologic events, including neutropenia and anemia, in tivantinib-treated patients. The incidence of these types of events declined following dose reduction. We continue to monitor the safety profile of tivantinib in patients with HCC, among whom underlying cirrhosis and compromised liver function may limit the body’s ability to process tivantinib and thereby increase such toxicity. Among these patients, the recommended dose of tivantinib is 240 milligrams BID.

With respect to combination therapy for HCC, we presented data from a Phase 1b study at the June 2012 ASCO meeting showing that the combination of tivantinib at 240 milligrams BID plus sorafenib, an approved anti-cancer therapy, at 400 milligrams BID was well tolerated in patients with HCC. Preliminary evidence of anti-cancer activity was observed in this patient population, and the antitumor activity observed in this trial suggests that the combined inhibition of MET activity by tivantinib and angiogenic signaling by sorafenib may have therapeutic potential in HCC.

Non-small cell lung cancer

MARQUEE Phase 3 Trial

On October 2, 2012, we and Daiichi Sankyo announced that the independent DMC of the Phase 3 MARQUEE trial in non-squamous cell NSCLC recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population of non-squamous cell NSCLC, this benefit did not carry over to OS. Secondary endpoints include OS in the subpopulation of patients with epidermal growth factor receptor (EGFR) wild type, PFS in the ITT population, and further assessment of the safety of tivantinib in combination with erlotinib. There were no safety concerns identified by the DMC to Daiichi Sankyo or us during this interim analysis.

MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. Approximately 1,000 patients were recruited in MARQUEE from more than 200 clinical sites worldwide. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Data cut-off from this study occurred in December 2012, and related analyses are expected to be presented at a peer reviewed forum in 2013. Our analysis of these data will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population.

We incorporated into the SPA for the MARQUEE trial a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of MET and of tivantinib. In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents. These efforts include the generation and interpretation of clinical and pre-clinical data by us, our partners and third parties suggesting potential anti-cancer activity in addition to MET inhibition. In this regard, certain preclinical experiments have demonstrated that tivantinib has activity against cells that harbor little or undetectable levels of MET, suggesting an additional mechanism or mechanisms in those settings, including mitotic arrest, or the possible involvement of cellular mechanisms and signaling pathways activated by MET. Although it is unclear what effect such activity may have in clinical settings, data from randomized, controlled clinical trials demonstrate that tivantinib has greater benefit for patients who have tested positive for high MET status while showing less activity in MET low populations. As a result, ArQule believes that MET status remains the most significant biomarker for further development of the drug, and we, our partners, and academic collaborators intend to focus on such patient populations in a number of tumor types. We will pursue these and future findings to inform our decisions regarding additional clinical settings and patient populations for tivantinib.

ATTENTION Phase 3 Trial

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in its ongoing Phase 3 ATTENTION trial in non-squamous cell NSCLC following the recommendation of an independent SRC in Japan after the reporting of cases of ILD in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in late 2013 or early 2014.

The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with wild-type EGFR. This trial is being conducted by Kyowa

Hakko Kirin in Japan, South Korea and Taiwan to compare OS of patients treated with tivantinib and erlotinib to OS in patients treated with placebo and erlotinib. The design of this trial is based on the results of clinical studies conducted by Kyowa Hakko Kirin in Japan and those conducted by Daiichi Sankyo and us in the U.S. and Europe.

KRAS Mutation-Positive Phase 2 Trial

We are continuing to enroll patients in a Phase 2, randomized open label trial of tivantinib and erlotinib in NSCLC patients with a mutated form of the KRAS gene. We selected this patient population based on a signal of clinical benefit observed among KRAS-mutant patients who comprised a sub-group in our previous randomized Phase 2 trial in NSCLC. The primary endpoint of this trial is PFS, and secondary endpoints include OS, ORR and safety. Approximately 100 patients will be enrolled at clinical sites in the U.S., and we expect to have data from this trial in 2013.

Colorectal cancer trial

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed CRC. Although the trial did not meet its primary endpoint of PFS, the analysis of the patients enrolled (n=122) showed that median PFS was 8.3 months in the experimental arm (patients treated with irinotecan and cetuximab plus tivantinib), compared with 7.3 months in the control arm (patients treated with irinotecan and cetuximab plus placebo) (hazard ratio = 0.85, 95% CI: 0.55, 1.33). Objective response rate (“ORR”), a secondary endpoint, was 45 percent in the experimental arm versus 33 percent in the control arm but the difference was not statistically significant. The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Adverse events were reported at similar rates in the experimental and control arms in this trial, except for increased neutropenia observed in the experimental arm, with no discontinuations of treatment for this reason. No treatment-emergent adverse events leading to death were assessed as related to study treatment. Tivantinib was generally well tolerated in combination with the doses of cetuximab and irinotecan studied in this trial. Additional data and analyses from this trial are planned for presentation at a future medical meeting and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments.

The patients enrolled in this trial (U.S. n=67; Russia n=39; Western Europe n=16) had unresectable CRC, progressed following first-line treatment and had tumors expressing the wild-type form of the KRAS gene. The primary objective of the trial was to assess the contribution of tivantinib to the irinotecan and cetuximab treatment regimen. The primary endpoint of the study was PFS, and secondary objectives included OS and ORR. Patients were randomized to receive tivantinib, 360 milligrams twice daily, plus irinotecan and cetuximab, or placebo plus irinotecan and cetuximab. The trial was conducted by Daiichi Sankyo.

National Institutes of Health Program

The National Cancer Institute (NCI), through its Cancer Therapy Evaluation Program (CTEP), has selected tivantinib for study under a Cooperative Research and Development Agreement (CRADA). The CRADA provides financial support for a number of independent investigator-sponsored clinical trials that will examine the safety and spectrum of tivantinib’s anti-tumor activity, including new potential indications based on the profile of tivantinib and the role of MET in different diseases. Additionally, it provides support for pre-clinical studies designed to expand the basic understanding and development of tivantinib, including exploration of its potential activity beyond MET inhibition.

Patient enrollment is ongoing with tivantinib as a single agent and in combinations with other anti-cancer therapies in a number of CRADA-sponsored trials. These include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma and breast cancer, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized). In addition, Phase 1 trials are ongoing with tivantinib as a single agent in pediatric tumors and as part of combination therapies with bevacizumab, pazopanib, topotecan and temsirolimus.

Earlier Clinical Stage Product Candidates

Proprietary Pipeline: ARQ 087, ARQ 621, ARQ 736, ARQ 761

Our proprietary early clinical-stage product pipeline includes: ARQ 087, a multi-kinase inhibitor with pan-fibroblast growth factor receptor (FGFR) activity; ARQ 621, an inhibitor of the Eg5 kinesin motor protein; ARQ 736, an inhibitor of the RAF kinases; and ARQ 761, an activator of the E2F-1 damage response/checkpoint pathway. We initiated a Phase 1 trial with ARQ 087 in late 2012, and Phase 1 clinical testing has been completed with the other compounds in this earlier-stage portfolio. Our strategy with these product candidates is to generate pre-clinical and early clinical data that will inform decisions regarding possible initiation of Phase 2 testing with one or more of them either independently or on a partnered basis. In addition, we may seek areas of potential therapeutic synergy among these product candidates.

Decisions regarding our early-stage pipeline will also be guided by the following considerations. We believe FGFR, the target of ARQ 087, may represent an attractive focus for anti-cancer therapy based on its important roles in cell proliferation, differentiation, migration, survival, protein synthesis and angiogenesis, as well as its comparatively recent emergence as a novel molecule of interest for targeted therapy in oncology. Eg5, the target of ARQ 621, has not yet been validated, and we are seeking additional scientific evidence that the class of Eg5 inhibitors merits further clinical testing. With respect to ARQ 736, the barriers to entry in the field of RAF kinase inhibitors have become more difficult, as drugs including ipilumimab and vemurafinib have been recently approved for the treatment of late-stage melanoma patients, and additional members of this class and others are in development. ARQ 761 is a second-generation compound from our E2F-1 DNA damage response/checkpoint pathway that we would seek to develop primarily through investigator-sponsored testing.

Partnered Pipeline: ARQ 092

Our partnered early stage product pipeline includes ARQ 092, an AKT inhibitor discovered through our AKIPTM collaboration with Daiichi Sankyo. On November 10, 2011, Daiichi Sankyo and we announced the execution of a license agreement for the development of ARQ 092, the first compound to emerge from this collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront payment from Daiichi Sankyo in November 2011, as well as support for an ongoing Phase 1 clinical trial that we are conducting in the U.S. The agreement provides for up to a total of $265 million in upfront, potential development and sales milestone payments for each product selected for clinical development from the AKIPTM collaboration, as well as tiered, double-digit royalties on net sales.

CLINICAL STAGE DRUG DEVELOPMENT PIPELINE

The chart below displays our clinical stage products, and their stages of development.

ArQule Clinical Stage Pipeline Products

Research
Pre-clinical
Phase 1
Phase 2
Phase 3
Approved
• Tivantinib* (ARQ 197): c-Met
• ARQ 621: Eg5
• ARQ 736: BRAF
• ARQ 087: FGFR
• ARQ 092:** AKT

*Co-developed with Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, and licensed to Kyowa Hakko Kirin in Japan, China (including Hong Kong), South Korea and Taiwan

**Licensed worldwide to Daiichi Sankyo under AKIP™ collaboration

©2012 ArQule, Inc.

DISCOVERY PLATFORM

ArQule Kinase Inhibitor Platform (AKIPTM)

Introduction

An important focus of oncology research and development activities conducted by biopharmaceutical companies is a class of proteins known as kinases, which play pivotal roles in modulating diverse cellular activities and have been implicated as important growth signals for certain forms of cancer and other diseases. The success of kinase inhibitors such as Tarceva®, Gleevec® and Nexavar® has focused attention on the kinase field, resulting in the increased development of next-generation inhibitors that target cancers and other diseases such as inflammation. The global market for protein kinase inhibitors was estimated at $28.1 billion in 2010 and nearly $29.1 billion in 2011. This market is expected to reach $40.2 billion by 2016. The U.S. market for kinase inhibitors was estimated at $10.8 billion in 2010 and $10.4 billion in 2011. This market is expected to reach $11.6 billion by 2016.

We have discovered a novel binding mode of tivantinib to its target that effects inhibition of the MET receptor kinase without competing with ATP for binding to that kinase. We have completed a research program with the objective of querying the human kinome (consisting of 518 human kinase genes) for similar binding sites, and we have identified comparable sites in approximately 270 kinases, some having roles in different therapeutic areas, leading to the establishment of our proprietary drug discovery platform, AKIPTM.

We believe that this platform allows our scientists to rationally design novel kinase inhibitors that encompass new chemical spaces and provide for an expanding intellectual property estate. We are applying our drug discovery capabilities based on AKIPTM to generate novel, selective and potent compounds that target the inactive form of kinases. We have assessed AKIPTM’s potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. We are actively designing and testing such novel kinase inhibitor compounds in silico (on the computer) to create new libraries of lead compounds that can be synthesized and purified rapidly using our proprietary robotic parallel chemistry platform. This platform is coupled to high-throughput robotic-assisted kinase screens and biophysical assays.

We believe the application of our discovery engine to find novel kinase inhibitors will enable us to expand into multiple chemical scaffolds that could generate novel intellectual property. We believe that in silico design and testing will shorten drug discovery timelines relative to traditional approaches. Furthermore, the ability of small molecules to inhibit kinases without competing with ATP for binding (the ATP binding site is highly conserved across different kinases) may lead to fewer off-target side effects.

We anticipate that these novel kinase inhibitors, when targeted against selected therapeutically relevant kinases, may have utility in treating a broad range of human diseases in addition to cancer. We will seek to expand the applications of this proprietary drug discovery platform through collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

Daiichi Sankyo AKIPTM Oncology Collaboration

In November 2012, we completed our research collaboration with Daiichi Sankyo, entered into in November 2008, which was our first collaboration based on AKIPTM. Pursuant to this agreement, we applied our proprietary technology and know-how from this platform to discover selective inhibitors of two kinases in the field of oncology. In October 2010, Daiichi Sankyo and we expanded this collaboration by establishing a third therapeutic target, with an option for a fourth, in the field of oncology, and we lengthened the term of the collaboration with a two-year extension (see Corporate Partnerships, Daiichi Sankyo Co., Ltd, Kinase Inhibitor Discovery Agreement below).

On November 10, 2011, Daiichi Sankyo and we announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011.

CORPORATE PARTNERSHIPS

Daiichi Sankyo Co., Ltd.

Tivantinib Agreement

On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo under which the two companies will collaborate to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On a combined basis, our agreements with Daiichi Sankyo and Kyowa Hakko Kirin (see Kyowa Hakko Kirin Co., Ltd. below), include total upfront payments of $90 million and provide for total upfront and potential milestone payments in excess of $750 million offset by our share of Daiichi Sankyo Phase 3 tivantinib costs.

Our agreement with Daiichi Sankyo provides for a $60 million cash upfront payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes an additional $560 million in development and sales milestone payments. The dosing of the first patient in a Phase 3 clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Future milestone and royalty payments, if any, will be offset by our share of the Phase 3 costs incurred by Daiichi Sankyo. As of December 31, 2012 our portion of these costs was $38.8 million. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We will not receive any net cash proceeds from this milestone as it will be netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received of $38.8 million at December 31, 2012. Upon commercialization, we will receive tiered double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of tivantinib in the U.S.

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

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee of the Phase 3 MARQUEE trial in non-squamous cell NSCLC recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved overall survival. Following this decision and the initiation of patient enrollment in the Phase 3 METIV trial in January 2013, HCC has emerged as the most advanced indication for tivantinib under our alliance with Daiichi Sankyo, which remains in effect.

Kinase Inhibitor Discovery Agreement

In November 2012, we completed our research collaboration with Daiichi Sankyo under an agreement entered into in 2008 that was focused on applications of our proprietary AKIPTM technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases. Within the scope of this collaboration, we have identified a development candidate for one target.

The agreement provides for a $15 million upfront payment, which we received in November 2008, research support for the first two years of the collaboration (which was extended for an additional two years in 2010 and terminated in November 2012), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments. We retain the option to co-commercialize licensed products developed under this agreement in the U.S.

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

In May 2009 we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIPTM collaboration, under which we could receive up to a total of $265 million in upfront, potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales.

On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011, and since then we have received support for an ongoing Phase 1 trial with this compound.

Kyowa Hakko Kirin Co., Ltd.

On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007.

In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2012, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in the ATTENTION trial following the recommendation of an independent Safety Review Committee in Japan after the reporting of cases of interstitial lung disease in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. The terms of our tivantinib licensing agreement with Kyowa Hakko Kirin remain in effect following this recent development. Data from the trial are expected in late 2013 or early 2014.

BUSINESS STRATEGY

Our strategy is to build a fully integrated, commercial-stage biotechnology company that discovers, develops, manufactures, markets and sells safe, innovative, and effective small molecule drugs, currently in the field of oncology. Specifically, we intend to accomplish this through the following activities:

•	implementation of a clinical development program across multiple tumor types with our lead product candidate, tivantinib, as monotherapy and in combination with other targeted therapies or cytotoxic agents;

•	continued refinement and prioritization of our clinical program with tivantinib based on our expanding knowledge of MET inhibition, the mechanism of action of tivantinib, and emerging data from clinical trials;

•	application of our proprietary AKIPTM drug discovery technology to discover novel drugs in disease indications for which we believe we can develop products with advantages over current therapies or where no current therapy exists;

•	evaluation of our proprietary library of compounds generated in the course of our previous chemistry services business to identify potential candidates for clinical development;

•	ongoing portfolio prioritization to select our most promising product candidates for further development, thereby focusing our financial investment in areas of greatest potential return, mitigating overall development risk and maximizing market opportunities;

•	pursuit of partnerships or alliances with pharmaceutical and biotechnology companies to offset spending, balance risk, and gain expertise;

•	maintenance and expansion of our portfolio of patents, know-how and trade secrets; and

•	commercialization or co-commercialization of our drugs in the U.S.

2013 Operational Goals

During 2013, we plan to pursue the clinical development of our product candidates and to advance our discovery activities in the following ways:

Tivantinib / MET Program

Initiate and achieve timely progress in patient enrollment in the Phase 3 METIV trial in HCC;

•	complete patient enrollment in the Phase 2 KRAS trial and conduct data analysis;

•	complete and present final data analyses from the Phase 3 MARQUEE trial with tivantinib and erlotinib in NSCLC;

•	complete and present final data analyses from the Phase 2 trial with tivantinib, irinotecan and cetuximab in CRC;

•	complete evaluation of clinical data with tivantinib and sorafenib to determine potential further development plans in HCC; and

•	support ongoing clinical trials and pre-clinical studies of tivantinib under the National Cancer Institute/Cancer Therapy Evaluation Program sponsorship.

ARQ 087 / FGFR Program

•	recruit patients in the ongoing Phase 1 trial in a timely fashion.

ARQ 092 / AKT Program

•	complete patient enrollment in the ongoing Phase 1 trial.

Discovery

•	explore potential new AKIPTM collaborations that apply the capabilities of this platform toward validated kinase targets in oncology or other therapeutic areas;

•	complete screening of our proprietary library of compounds to identify potential candidates directed toward defined therapeutic targets.

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

Focus on cancer, a market with a large unmet need. Cancer is the second most common cause of death in the U.S. In 2012, approximately 571,000 cancer-related deaths were projected to occur and 1.6 million new cases of cancer were projected to be diagnosed in the U.S. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as 78 percent of cancers occur in the over-55 year old population.

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

Our most advanced indication, HCC, represents more than 80 percent of primary liver cancers. According to the Journal of Hepatology, liver cancer worldwide accounts for seven percent of all cancers, is the sixth most common cancer with 749,000 new cases, and is the third leading cause of cancer-related death with 692,000 cases. The American Cancer Society has estimated that more than 20,000 liver cancer-related deaths occurred and that more than 28,000 new cases of liver cancer were diagnosed in the U.S. during 2012. Eastern Asia has the highest incidence and mortality rates from the disease.

Utilize our AKIPTM discovery technology. We have discovered a novel binding mode of tivantinib to its target, the MET receptor kinase. We have completed initial research in the human kinome (consisting of 518 human kinase genes) and identified similar binding sites in approximately 270 kinases, which has led to the establishment of AKIPTM. We believe we have within this platform the capability to design novel kinase inhibitors with a non-ATP competitive mechanism of action. We will seek to fund and to expand our proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

Benefit from the resources and strengths of collaborators. In April 2007, we announced that we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia, and in November 2008, we entered into a strategic relationship with Daiichi Sankyo to develop and commercialize tivantinib in those areas of the world not covered by the Kyowa Hakko Kirin agreement. We benefit from the resources and expertise of these partners, and we intend to pursue future partnership arrangements as appropriate when the resources and capabilities of a potential partner complement our strengths in drug discovery and development.

PATENTS AND PROPRIETARY RIGHTS

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

For our MET program, we have two issued patents in the U.S. covering the composition of matter of tivantinib. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of February 2026 to March 2029 (and in addition, there is the possibility of a patent term extension based upon regulatory review) and the second patent will be adjusted beyond its normal expiration date of February 2026 to December 2026. We have issued patents from the Republic of Korea, the Republic of Singapore, Australia, the People’s Republic of China, the E.U., Japan, Israel, Mexico, New Zealand, Philippines, Russia and South Africa for composition of matter covering tivantinib. We understand that these patents will expire in February 2026. We also have pending U.S., E.U. and other foreign applications covering the composition of matter and pharmaceutical compositions containing this compound, as well as its therapeutic uses in the treatment of cancer and other diseases. Furthermore, we have an issued patent in the U.S. relating to the preparation of an intermediate in the synthesis of tivantinib, which expires in December 2020.

With respect to the lead compounds in our Eg5, BRAF and FGFR programs, we have issued patents and pending patent applications in the U.S., the E.U. and other foreign jurisdictions covering composition of matter and pharmaceutical compositions of these compounds as well as their therapeutic uses in the treatment of cancer and other diseases. Furthermore, through the application of our AKIPTM discovery platform to the discovery of small molecule kinase inhibitors, we have filed numerous composition of matter patent applications in various countries.

ARQ 761 is the current lead compound in our E2F-1 Program and we have an issued patent in the U.S. covering the composition of matter of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. The U.S. Patent and Trademark Office has determined that the term of the patent will be adjusted beyond its normal expiration date of April 2028 to December 2028. We also have an issued patent in Australia covering the composition of matter of this compound. Additional issued patents in the U.S. for the E2F-1 Program have expiration dates which range from September 2021 to September 2029.

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

“ArQule”, the ArQule logo, and “AKIPTM” are trademarks of ArQule that are registered in the United States and other jurisdictions with applications pending in approximately 20 countries.

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

In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Roche and Telik, Inc.

In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Cephalon, Inc., Compugen Ltd., Exelixis, Inc., GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Methylgene Inc., Pfizer, Roche, Takeda and Supergen Inc. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Eisai Co., Abbott, Eli Lilly, Bayer, and 4SC AG. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.

GOVERNMENT REGULATIONS

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

EMPLOYEES

As of January 24, 2013, we employed 97 people in Woburn, Massachusetts. Of that total, 72 are engaged in research and development and 25 in general and administration, and 35 hold PhDs, 5 hold MDs and 13 hold Masters Degrees in the sciences.

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

EXECUTIVE OFFICERS

Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2013.

NAME	AGE	POSITION
Paolo Pucci	51	Chief Executive Officer and a Director
Peter S. Lawrence	49	President and Chief Operating Officer
Dr. Brian Schwartz	51	Chief Medical Officer

Paolo Pucci
Chief Executive Officer

Mr. Pucci joined ArQule as Chief Executive Officer and a member of the board of directors in June 2008 from Bayer A.G., where he served as senior vice president and president in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, president of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar ® (sorafenib), an oral multiple kinase inhibitor to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as managing director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. On November 1, 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corporation. Mr. Pucci holds an MBA from the University of Chicago and is a graduate of the Universita’ Degli Studi Di Napoli in Naples, Italy.

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

Brian Schwartz, M.D.
Chief Medical Officer

Dr. Schwartz joined ArQule in July 2008 from Ziopharm Oncology, Inc., where as Senior Vice president, clinical and regulatory affairs, and Chief Medical Officer he built and led clinical, regulatory, and quality assurance departments responsible for the development of new cancer drugs. Prior to Ziopharm, Dr. Schwartz held a number of positions at Bayer Healthcare. His experience in oncology has encompassed the clinical development of novel cytostatic, cytotoxic and immunological agents. At Bayer, Dr. Schwartz was a key physician responsible for the global clinical development of Nexavar ® (sorafenib) and led the clinical team through a successful Phase 3 trial in renal cell cancer, leading to FDA approval. He has extensive regulatory experience working with the FDA’s Oncology Division, the European Medicines Agency (EMA), and numerous other health authorities. Dr. Schwartz has also been responsible for U.S. clinical and regulatory activities, including Phase 4 studies and interactions with the National Cancer Institute and other oncology cooperative groups. Dr. Schwartz received his medical degree from the University of Pretoria, South Africa, practiced medicine, and worked at the University of Toronto prior to his career in industry.

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

Our leading clinical-stage product candidate, tivantinib, is based on inhibition of the c-Met receptor tyrosine kinase. Our other proprietary clinical-stage products, ARQ 087, ARQ 621 and ARQ 736 are designed to inhibit the fibroblast growth factor receptor, the Eg5 kinesin motor protein, and the RAF kinases, respectively. ARQ 092 (licensed to Daiichi Sankyo) is designed to inhibit the AKT kinase. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.

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

Clinical trials typically take several years to complete. The duration and cost of clinical trials will vary greatly depending on the nature, complexity, and intended use of the drug being tested. Even if the results of our clinical trials are favorable, the clinical trials of tivantinib and other product candidates will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing for tivantinib or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan. We have experienced a number of clinical trial-related delays and obstacles that increase the risk of tivantinib being approved for the indications that are the focus of these trials.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (M et inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial in non-squamous cell NSCLC recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Data from this study will be presented at an upcoming peer review forum. Our analysis of these data will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene. We cannot predict if the data from either of these trials will lead to further testing or approval of tivantinib for the treatment of NSCLC.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial is expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan. We cannot predict if the data from this trial will lead to further testing or approval of tivantinib for the treatment of NSCLC.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. Additional data and analyses from this trial are planned for presentation at a future medical meeting, but we cannot predict if these data and analyses will lead to further testing or approval of tivantinib in CRC.

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

We have reached Special Protocol Assessment (SPA) agreements with the FDA for the design of the ongoing Phase 3 METIV trial of tivantinib in patients with hepatocellular carcinoma and for the Phase 3 MARQUEE trial, which has been discontinued following an interim analysis. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a New Drug Application. Final marketing approval depends on the results of the trial. The SPA may not be sufficient for the purpose of obtaining marketing approval for tivantinib. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

We have experienced significant delays and obstacles in the Phase 3 MARQUEE and ATTENTION trials and in the Phase 2 CRC trial details of which are described above, The MARQUEE trial was discontinued early following a planned interim analysis, at the recommendation of an independent Data Monitoring Committee when they concluded that the study would not meet its primary endpoint. Patient enrollment in the ATTENTION trial was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of interstitial lung disease. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator, and after providing new informed consent. The Phase 2 CRC trial did not meet its primary endpoint. Additional data from these trials will be presented in the future. We have never completed a Phase 3 clinical trial. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we and our collaborators must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Furthermore, while we have obtained positive safety and efficacy results for tivantinib during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.

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

From our inception in 1993 through December 31, 2012 we have incurred cumulative losses of approximately $420 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.

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

As of December 31, 2012, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $265 million, $113 million and $26 million respectively, expiring from 2013 to 2032. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2013 to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe any Section 382or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

The regulatory process requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, the results of later trials may not confirm the positive results of earlier preclinical studies or trials. Delays or rejections may also be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval phases of our product candidates may cause delays in the approval or rejection of an application. We have completed certain Phase 1 and Phase 2 clinical trials of tivantinib and have enrolled patients in the Phase 3 METIV trial in HCC. We have also completed patient enrollment in the Phase 3 MARQUEE trial in NSCLC, which was discontinued following a planned interim analysis that concluded the study would not meet its primary endpoint. Patients are also being treated in the Phase 3 ATTENTION trial by Kyowa Hakko Kirin, enrollment in which was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of ILD in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. We have also conducted or are conducting Phase 1 clinical testing of ARQ 087, ARQ 621, ARQ 736 and ARQ 092. We have never completed a Phase 3, or pivotal, clinical trial, nor have we filed or prosecuted the applications necessary to gain regulatory approvals.

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

Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2012 by $38.8 million which will be netted against future milestones and royalties, if any, when earned. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We will not receive any net cash proceeds from this milestone as it will be netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received of $38.8 million at December 31, 2012.

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

The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Roche and Telik, Inc. and many others.

With respect to tivantinib specifically, we are aware of a number of biotechnology and pharmaceutical companies that are or may be pursuing approaches to c-Met inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol- Myers Squibb Company, Cephalon, Inc., Compugen Ltd., Exelixis, Inc., GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Methylgene Inc., Pfizer, Roche, Takeda and Supergen Inc. and others. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Eisai Co., Abbott, Eli Lilly, Bayer, and 4SC AG.

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

RISKS RELATED TO EMPLOYEES, FACILITIES AND INFORMATION TECHNOLOGY

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

Our network security and data recovery measures and those of third parties with which we contract, may not be adequate to protect against computer viruses, cyber-attacks, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. This disruption could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets could have a material adverse impact on our business, operating results, and financial condition.

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

In November 1999, we moved our main operations to a new facility in Woburn, Massachusetts, which includes approximately 128,000 square feet of laboratory and office space. This facility was designed to our specific requirements. In March 2001, we purchased this building and the land on which it sits and a developable adjacent parcel of land for $18.2 million and $2.3 million, respectively, in an arms-length transaction with the original developer. On May 2, 2005, we completed a transaction to sell the Woburn facility and simultaneously leased the facility from the purchaser. The lease was subsequently amended on June 30, 2005. Under the terms of the transaction, the purchaser obtained two parcels of land and our headquarters building in exchange for a cash payment of approximately $40.1 million. We are leasing our existing facility and the associated land for a period of ten years at an average annual rental rate of $3.4 million. We also have options to extend the lease term for up to an additional ten years. See Note 5, “Property and Equipment” in the Notes to Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2007 to December 31, 2012, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2007. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ArQule, Inc.	100.00	72.76	63.62	101.21	97.24	48.10
NASDAQ Market (U.S. Companies) Index	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Biotechnology Index	100.00	87.37	101.03	116.19	129.91	171.36

ArQule’s common stock is traded on the NASDAQ Global Market under the symbol “ARQL”.

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:

	HIGH	LOW
2011
First Quarter	$7.17	$5.75
Second Quarter	7.83	6.12
Third Quarter	6.72	3.98
Fourth Quarter	6.15	4.46
2012
First Quarter	$8.19	$5.36
Second Quarter	8.32	5.40
Third Quarter	6.98	4.81
Fourth Quarter	5.14	1.98
2013
First Quarter (through February 25, 2013)	$3.18	$2.35

As of February 25, 2013, there were approximately 80 holders of record and approximately 6,116 beneficial stockholders of our common stock

Dividend Policy

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited historical financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The following data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Research and development revenue(a)(b)(c)(d)	$36,414	$47,310	$29,221	$25,198	$14,141
Costs and expenses:
Research and development(e)	33,966	45,011	47,034	49,495	49,629
General and administrative	13,852	13,373	13,477	13,317	16,918
Total costs and expenses	47,818	58,384	60,511	62,812	66,547
Loss from operations	(11,404)	(11,074)	(31,290)	(37,614)	(52,406)
Interest income	445	317	619	1,089	3,342
Interest expense	(26)	(25)	(274)	(655)	(472)
Other income (expense)(f)	113	20	266	1,594	(1,328)
Loss before income taxes	(10,872)	(10,762)	(30,679)	$(35,586)	$(50,864)
Benefit from (provision for) income taxes	—	—	550	(550)	—
Net loss	(10,872)	(10,762)	(30,129)	(36,136)	(50,864)
Unrealized gain (loss) on marketable securities	108	1	(62)	55	4
Comprehensive loss	$(10,764)	$(10,761)	$(30,191)	$(36,081)	$(50,860)
Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.68)	$(0.82)	$(1.16)
Weighted average common shares outstanding—basic and diluted	59,821	52,778	44,529	44,169	43,870
Cash, cash equivalents and marketable securities(g)(h)	$79,271	$68,168	$80,695	$154,677	$141,890
Marketable securities-long term	51,328	40,475	2,154	8,814	64,219
	$130,599	$108,643	$82,849	$163,491	$206,109
Working capital	52,968	23,299	34,901	73,569	59,680
Notes payable	1,700	1,700	1,700	46,100	47,750
Total assets	134,193	117,051	88,866	171,880	214,212
Total stockholders’ equity (deficit)(g)(h)	81,029	29,729	(14,562)	11,535	43,467

(a)	In April 2004, we entered into an alliance with Roche to discover and develop drug candidates targeting the E2F biological pathway. They immediately provided $15 million and continued research and development funding through the first quarter of 2008. In 2008, we recognized revenue from this alliance of $8.2 million, including $1.6 million of deferred revenue upon the termination of the agreement in 2008.

(b)	In November 2008, we entered into a research collaboration, exclusive license and co-commercialization agreement with Daiichi Sankyo for the discovery of therapeutic compounds that selectively inhibit certain kinases. The agreement includes upfront licensing fees of $15 million, which were received in 2008, payments for research support, and licensing fees for compounds discovered as a result of this research. ArQule will also receive milestone payments related to clinical development, regulatory review and sales and royalty payments on net sales of compounds from the collaboration.

(c)	In December 2008, we entered into an exclusive license agreement with Daiichi Sankyo to develop and commercialize tivantinib in the U.S., Europe, South America and the rest of the world, excluding Japan and parts of Asia. The agreement includes upfront licensing fees of $60 million, which were received in 2008. In addition the agreement provides for potential development and sales milestones of $560 million, and royalty payments upon commercialization. Future development and sales milestones and royalty payments will be offset by our share of the Phase 3 costs incurred by Daiichi Sankyo.

(d)	In November 2011, we entered into a license agreement with Daiichi Sankyo for ARQ 092, an inhibitor of the AKT protein kinase discovered under our AKIPTM oncology drug discovery collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.

(e)	The $11.0 million decrease in research and development expense in 2012 was primarily due to an $8.7 million decrease in outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib and pipeline programs. Other cost decreases include $1.0 million labor related costs from reduced headcount, $0.4 million for lab expenses, and $0.3 million for professional fees.

(f)	In 2008, we received a put option from UBS AG to repurchase auction rate securities we owned at par value from June 30, 2010 through July 2, 2012 (the “Put Option”). We accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities. The fair value of the Put Option of $6.7 million was reported as other income (expense). Simultaneously, we transferred these auction rate securities from available-for-sale to trading securities, reflecting our intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. This resulted in a loss of $8.0 million in 2008 which was recorded in other income (expense).

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

Other income (expense) in 2011 includes a gain from the increase in fair value of our auction rate securities.

Other income (expense) in 2012 includes a gain from the increase in fair value of our auction rate securities.

(g)	In January 2011, we completed a stock offering in which we sold 8,050,000 shares of common stock at a price of $6.15 per share for net proceeds of $46.8 million after commissions and offering expenses.

(h)	In April 2012, we completed a stock offering in which we sold 8,222,500 shares of common stock at a price of $7.30 per share for net proceeds of $56.3 million after commissions and offering expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained in this report.

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

Our product candidates and programs span a continuum of research and development ranging from drug discovery to advanced clinical testing. They are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. Our discovery and development efforts are also guided when possible by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations.

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated data. Our most advanced indication is hepatocellular carcinoma (“HCC”). We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (M et inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial in non-squamous cell NSCLC recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis. MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Data from this study will be presented at an upcoming peer review forum. Our analysis of these data will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS, The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial are planned for presentation at a future medical meeting and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments. Additional data and analyses from this trial are planned for presentation at a future medical meeting.

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial, and we received $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

Our other clinical-stage products are directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 087, an inhibitor of fibroblast growth factor receptor ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, all of which are undergoing or have completed Phase 1 clinical testing.

Our drug discovery efforts are focused primarily on the AKIPTM, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the AKT protein kinase discovered under our AKIPTM oncology drug discovery collaboration that terminated in November 2012. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.

We have incurred a cumulative deficit of approximately $420 million from inception through December 31, 2012. We expect research and development costs to increase during the course of 2013, due to clinical testing of our lead product candidates. We recorded a net loss for 2010, 2011 and 2012 and expect a net loss for 2013.

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

The dosing of the first patient in the Phase 3 MARQUEE clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, commencing with the fourth quarter of 2012, revenue is recognized over this new development period. Under the previous estimated development period revenue for this agreement was expected to be approximately $4.7 million in the fourth quarter of 2012. Under the revised development period revenue for this agreement was $2.1 million in the fourth quarter of 2012 resulting in a reduction of $2.6 million.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through December 31, 2012, totaled $63.8 million and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2012 by $38.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We will not receive any net cash proceeds from this milestone as it will be netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received of $38.8 million at December 31, 2012.

In 2012, our Phase 2 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $1.4 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue. There were no advance drug purchases in the year ended December 31, 2012.

In 2011, our Phase 2 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $16.6 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases in 2011 was $5.4 million. These costs are recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2011 $2.9 million of these drug purchases was also recognized as contra-revenue.

In 2010, our Phase 2 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.3 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the year ended December 31, 2010.

Prepaid expenses and other current assets at December 31, 2011 included $2.5 million of prepaid Phase 3 drug purchases. This amount was recognized as contra-revenue in the year ended December 31, 2012 as the drugs were administered to patients in the Phase 3 trial.

In November 2012, we completed our research collaboration with Daiichi Sankyo under an agreement entered into in 2008 that was focused on applications of our proprietary AKIPTM technology and know-how. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIPTM collaboration, under which we could receive up to a total of $265 million in upfront, potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012.

In November 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million payment from Daiichi Sankyo in November 2011.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2012, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,			% increase (decrease)
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in millions)
Cash, cash equivalents and marketable securities short-term	$79.3	$68.2	$80.7	16%	(16)%
Marketable securities long-term	51.3	40.5	2.2	27%	1779%
Notes payable	1.7	1.7	1.7	—	—
Working capital	53.0	23.3	34.9	128%	(33)%

	December 31,
	2012	2011	2010
	(in millions)
Cash flow from:
Operating activities	$(34.2)	$(23.7)	$(34.8)
Investing activities	(20.5)	(36.9)	62.3
Financing activities	57.9	51.2	(43.6)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the year ended

December 31, 2012, our net use of cash of $34.2 million was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses.

Cash flow from investing activities. Our net cash used by investing activities of $20.5 million in 2012 was primarily comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at December 31, 2012 and 2011, invested in auction rate securities.

Beginning in the first quarter of 2008 and throughout 2012, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the “Put Option”). The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.

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

Cash flow from financing activities. Our net cash provided by financing activities of $57.9 million in the year ended December 31, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and additional cash inflow of $1.6 million from the exercise of stock options and employee stock plan purchases.

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

In April 2012, we received net proceeds of $56.3 million from our 8,222,500 share stock offering. In light of this cash inflow, cash, cash equivalents and marketable securities on hand at December 31, 2012 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements well into 2015.

Our contractual obligations were comprised of the following as of December 31, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	7,327	3,073	4,254	—	—
Purchase obligations	5,893	5,893	—	—	—
Total	$14,920	$10,666	$4,254	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of December 31, 2012 our portion of these costs was $38.8 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following are critical accounting policies. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in Item 8 of this Form 10-K.

Research and Development Revenue

Research and development revenue is generated primarily through collaborative research and development agreements. The terms of the agreements may include nonrefundable upfront payments, funding for research and development, milestone payments and royalties on any product sales derived from collaborations.

The Company adopted the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method on a prospective basis on January 1, 2011. The decision to use the milestone method of revenue recognition is a policy election. The milestone method may impact any new collaboration agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

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

Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. Our auction rate securities are classified as trading securities. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in the statement of operations and comprehensive loss. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income in the statement of operations and comprehensive loss.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the statement of operations and comprehensive loss as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

RESULTS OF OPERATIONS

The following are the results of operations for the years ended December 31, 2012, 2011 and 2010:

Revenue

				% increase (decrease)
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in millions)
Research and development revenue	$36.4	$47.3	$29.2	(23)%	62%

2012 as compared to 2011: Research and development revenue in 2012 was comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008, the November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092, and the 2007 Kyowa Hakko Kirin exclusive license agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through December 31, 2012, totaled $63.8 million and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2012 by $38.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We will not receive any net cash proceeds from this milestone as it will be netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received of $38.8 million at December 31, 2012.

In 2012, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $1.4 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2012 $2.5 million of these drug purchases was also recognized as contra-revenue. There were no advance drug purchases in the year ended December 31, 2012.

The $10.9 million revenue decrease in 2012 was principally due to a $10.0 million decrease in revenue recognized from Daiichi Sankyo ARQ 092 milestone we received in 2011, a $4.4 million decrease in revenue recognized from the license agreement with Kyowa Hakko Kirin, a $10.2 million decrease in revenue recognized on the milestone we received from the Daiichi Sankyo tivantinib program in 2011, a $2.2 million revenue decrease from our Daiichi Sankyo AKIPTM agreement, and a $2.6 million decrease in revenue resulting from the extension of the development period of our Daiichi Sankyo tivantinib agreement. These revenue decreases were partially offset by a $2.8 million increase from our Daiichi Sankyo ARQ 092 agreement and lower contra-revenue of $15.7 million associated with our Daiichi Sankyo tivantinib program.

2011 as compared to 2010: Research and development revenue in 2011 was comprised of revenue from the Daiichi Sankyo development and research collaboration agreements entered into in 2008, the November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092, and the 2007 Kyowa Hakko Kirin exclusive license agreement.

In 2011, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $16.6 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases in 2011 was $5.4 million. These costs are recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2011 $2.9 million of these drug purchases was also recognized as contra-revenue.

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

Prepaid expenses and other current assets at December 31, 2011 included $2.5 million of prepaid Phase 3 drug purchases which was recognized as contra-revenue in 2012 as the drugs were administered to patients in the Phase 3 trial.

In 2010, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.3 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the year ended December 31, 2010.

The increase in revenues in 2011 was due to an increase in revenues of $4.0 million from our license agreement with Kyowa Hakko Kirin, $5.1 million from our Daiichi Sankyo AKIPTM program and $10.0 million from our November 2011 license agreement with Daiichi Sankyo for the development of ARQ 092. Offsetting these increases was a net decrease of $1.0 million in revenue from our Daiichi Sankyo tivantinib program. Although revenue for that program increased by $15.2 million in 2011, the amount of contra-revenue increased by $16.2 million as our share of development costs associated with the MARQUEE trial increased.

Research and development

				% increase (decrease)
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in millions)
Research and development	$34.0	$45.0	$47.0	(25)%	(4)%

2012 as compared to 2011: The $11.0 million decrease in research and development expense in 2012 was primarily due to an $8.7 million decrease in outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib and pipeline programs. Other cost decreases include $1.0 million labor related costs from reduced headcount, $0.4 million for lab expenses, and $0.3 million for professional fees. At December 31, 2012, we had 72 employees dedicated to our research and development program, down from 75 employees at December 31, 2011.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Year Ended December 31, 2012	Program-to-date
c-Met program—Tivantinib	Phase 3	$4.2	$79.2

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

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1–2 years
Phase 2	2–3 years
Phase 3	2–4 years

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

General and administrative

				% increase (decrease)
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in millions)
General and administrative	$13.9	$13.4	$13.5	4%	(1)%

2012 compared to 2011: General and administrative expense in 2012 increased primarily due to higher stock-based compensation expense. General and administrative headcount was 25 at December 31, 2012 and 26 at December 31, 2011.

2011 compared to 2010: General and administrative expense in 2011 decreased slightly from 2010. General and administrative headcount was 26 at December 31, 2011 and 29 at December 31, 2010.

Interest income, interest expense and other income

				% increase (decrease)
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands)
Interest income	$445	$317	$619	40%	(49)%
Interest expense	(26)	(25)	(274)	4%	(91)%
Other income	113	20	266	465%	(92)%

Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income increased in 2012 due primarily to the increase in our investment portfolio from our April 2012 stock offering. Interest income decreased in 2011 primarily due to lower interest rates earned on our portfolio. Interest expense was incurred on our notes payable and decreased in 2011 due to a $44.4 million payment in 2010 of our notes payable.

Other income in 2012 includes a $113 thousand gain from the increase in fair value of our auction rate securities. Other income in 2011 includes a $20 thousand gain from the increase in fair value of our auction rate securities. Other income in 2010 includes a $4.4 million gain from the increase in fair value of our auction rate securities and a $5.1 million loss from the decrease in fair value of our Put Option upon exercise. Other income in 2010 also includes $1.0 million of cash grants for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010.

Provision for income taxes

There was no current or deferred tax expense for the years ended December 31, 2012 and 2011. The Company recorded a $0.6 million federal income tax benefit in 2010 attributable to an election it made in the second quarter of 2010 under legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”). Prior to this legislation, only 90% of AMT could be offset by net operating losses and accordingly in 2009 the Company recorded a $0.6 million federal income tax expense for AMT. The Company received a refund in 2010 of the $0.6 million AMT paid in 2009.

The American Taxpayer Relief Act of 2012 (“ATR Act”) was enacted on January 2, 2013 which, among other things, provides a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We have not recorded the benefit of these credits for the 2012 year. We will record the benefit from these credits in the first quarter of calendar year 2013 as a result of the enactment of the ATR Act. We expect to record a benefit related to 2012 Research Credit of approximately $1,231, and a full valuation allowance, resulting in a net benefit of $0.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

Our cash and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper and U.S. federal and state agency backed certificates, including auction rate securities that have strong credit ratings.

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

Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. Beginning in the first quarter of 2008 and throughout 2012, certain auction rate securities failed at auction due to sell orders exceeding buy orders. At December 31, 2012 we held $1.8 million of auction rate securities at fair value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArQule, Inc.,

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2013

ARQULE, INC.

BALANCE SHEETS

	December 31,
	2012	2011
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$14,327	$11,095
Marketable securities-short term	64,944	57,073
Prepaid expenses and other current assets	344	4,020
Total current assets	79,615	72,188
Marketable securities-long term	51,328	40,475
Property and equipment, net	1,992	2,939
Other assets	1,258	1,449
Total assets	$134,193	$117,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,163	$11,932
Notes payable	1,700	1,700
Current portion of deferred revenue	14,232	34,705
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	26,647	48,889
Deferred revenue, net of current portion	25,733	37,097
Deferred gain on sale leaseback, net of current portion	784	1,336
Total liabilities	53,164	87,322
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,399,827 and 53,825,567 shares issued and outstanding at December 31, 2012 and 2011, respectively	624	538
Additional paid-in capital	500,655	438,677
Accumulated other comprehensive income (loss)	102	(6)
Accumulated deficit	(420,352)	(409,480)
Total stockholders’ equity	81,029	29,729
Total liabilities and stockholders’ equity	$134,193	$117,051

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$36,414	$47,310	$29,221
Costs and expenses:
Research and development	33,966	45,011	47,034
General and administrative	13,852	13,373	13,477
	47,818	58,384	60,511
Loss from operations	(11,404)	(11,074)	(31,290)
Interest income	445	317	619
Interest expense	(26)	(25)	(274)
Other income	113	20	266
Loss before income taxes	(10,872)	(10,762)	(30,679)
Benefit from income taxes	—	—	550
Net loss	(10,872)	(10,762)	(30,129)
Unrealized gain (loss) on marketable securities	108	1	(62)
Comprehensive loss	$(10,764)	$(10,761)	$(30,191)
Basic and diluted net loss per share:
Net loss per share	$(0.18)	$(0.20)	$(0.68)
Weighted average basic and diluted common shares outstanding	59,821	52,778	44,529

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCK- HOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2009	44,772,945	$448	$379,621	$55	$(368,589)	$11,535
Stock option exercises and issuance of stock	43,621	1	283			284
Employee stock purchase plan	156,769	1	550			551
Stock based compensation expense			3,259			3,259
Change in unrealized gain (loss) on marketable securities				(62)		(62)
Net loss					(30,129)	(30,129)
Balance at December 31, 2010	44,973,335	450	383,713	(7)	(398,718)	(14,562)
Issuance of common stock from stock offering, net	8,050,000	80	46,676			46,756
Stock option exercises and issuance of stock	692,916	7	3,935			3,942
Employee stock purchase plan	109,316	1	523			524
Stock based compensation expense			3,830			3,830
Change in unrealized gain (loss) on marketable securities				1		1
Net loss					(10,762)	(10,762)
Balance at December 31, 2011	53,825,567	538	438,677	(6)	(409,480)	29,729
Issuance of common stock from stock offering, net	8,222,500	82	56,174			56,256
Stock option exercises and issuance of stock	254,893	3	1,347			1,350
Employee stock purchase plan	96,867	1	322			323
Stock based compensation expense			4,135			4,135
Change in unrealized gain (loss) on marketable securities				108		108
Net loss					(10,872)	(10,872)
Balance at December 31, 2012	62,399,827	$624	$500,655	$102	$(420,352)	$81,029

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(10,872)	$(10,762)	$(30,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,064	1,172	1,425
Amortization of premium/discount on marketable securities	1,873	1,117	1,130
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation	4,135	3,830	3,259
Loss on auction rate securities put option	—	—	5,074
Gain on auction rate securities	(113)	(20)	(4,362)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,676	(2,901)	1,357
Other long-term assets	191	(68)	(53)
Accounts payable and accrued expenses	(1,769)	(4,904)	4,476
Deferred revenue	(31,837)	(10,650)	(16,441)
Net cash used in operating activities	(34,204)	(23,738)	(34,816)
Cash flows from investing activities:
Purchases of marketable securities	(121,498)	(185,969)	(91,484)
Proceeds from sale or maturity of marketable securities	101,122	149,717	154,128
Purchases of property and equipment	(117)	(594)	(357)
Net cash provided by (used in) investing activities	(20,493)	(36,846)	62,287
Cash flows from financing activities:
Payment of notes payable	—	—	(44,400)
Proceeds from stock offering, net	56,256	46,756	—
Proceeds from stock option exercises and employee stock plan purchases	1,673	4,466	835
Net cash provided by (used in) financing activities	57,929	51,222	(43,565)
Net increase (decrease) in cash and cash equivalents	3,232	(9,362)	(16,094)
Cash and cash equivalents, beginning of period	11,095	20,457	36,551
Cash and cash equivalents, end of period	$14,327	$11,095	$20,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

The Company paid interest on debt of $26, $25 and $274 in 2012, 2011 and 2010, respectively.

The Company paid no taxes in 2012 or 2011 and received a tax refund of $550 in 2010 of taxes paid in 2009.

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET”) and its biological pathway. C-MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a clinical development program designed to realize the broad potential of tivantinib as a single agent and in combination with other anti-cancer therapies in a number of disease indications. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated data. Our most advanced indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We are also completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median overall survival (“OS”) and progression-free survival (“PFS”) in these MET-high patients.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). Although the trial did not meet its primary endpoint of PFS, the analysis of the patients enrolled (n=122) showed that median PFS was 8.3 months in the experimental arm (patients treated with irinotecan and cetuximab plus tivantinib), compared with 7.3 months in the control arm (patients treated with irinotecan and cetuximab plus placebo) (hazard ratio = 0.85, 95% CI: 0.55, 1.33). Objective Response Rate (“ORR”), a secondary endpoint, was 45 percent in the experimental arm versus 33 percent in the control arm but the difference was not statistically significant. The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial are planned for presentation at a future medical meeting and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments. Adverse events were reported at similar rates in the experimental and control arms, except for increased neutropenia observed in the experimental arm, with no discontinuations of treatment for this reason. No treatment-emergent adverse events leading to death were assessed as related to study treatment. Tivantinib was generally well tolerated in combination with the doses of cetuximab and irinotecan studied in this trial.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in NSCLC) trial recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC to Daiichi Sankyo or ArQule during this interim analysis. MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Data from this study will be presented at an upcoming peer review forum. Our analysis of these data will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it will permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial is expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous non-small cell lung cancer (NSCLC). This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. The most recent milestone payments under these agreements were made during 2011, when , we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011.

Our proprietary pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. The most advanced candidates in this pipeline are ARQ 087, an inhibitor of fibroblast growth factor receptor, ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, all of which are in Phase 1 clinical testing.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. Our auction rate securities are classified as trading securities. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations and comprehensive loss. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations and comprehensive loss.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the statement of operations and comprehensive loss as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. We did not recognize any other-than-temporary impairments during the years ended December 31, 2012, 2011 or 2010. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

At December 31, 2012 and 2011 our financial instruments consist of cash, cash equivalents, investments in corporate debt securities, auction rate securities, accounts payable, accrued expenses and notes payable. The carrying amount of these financial instruments approximates their fair values. At December 31, 2012 and 2011 our financial instruments also included marketable securities which are reported at fair value.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1,064, $1,172, and $1,425, respectively.

Revenue Recognition—Research and Development Revenue

Research and development revenue is generated primarily through collaborative research and development agreements. The terms of the agreements may include nonrefundable upfront payments, funding for research and development, milestone payments and royalties on any product sales derived from collaborations.

The Company adopted the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method on a prospective basis on January 1, 2011. The decision to use the milestone method of revenue recognition is a policy election. The milestone method may impact any new collaboration agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Research and Development Costs

Costs of research and development, which are expensed as incurred, are comprised of the following types of costs incurred in performing research and development activities and those incurred in connection with research and development revenue: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Impairment or Disposal of Long-Lived Assets

We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. We did not recognize an impairment charges related to our long-lived assets during 2012, 2011 and 2010.

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

Other Income

Other income in 2012 includes a $113 gain from the increase in fair value of our auction rate securities. Other income in 2011 includes a $20 gain from the increase in fair value of our auction rate securities. Other income in 2010 includes a $4,362 gain from the increase in fair value of our auction rate securities and a $5,074 loss from the decrease in fair value of our Put Option upon exercise. Other income in 2010 also includes $978 of cash grants for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010.

Income Taxes

Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet “a more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 7,157,458, 6,547,443 and 6,355,827 shares of common stock were not included in the 2012, 2011 and 2010 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.

Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted.

The following table presents stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 included in our Statements of Operations and Comprehensive Loss:

	2012	2011	2010
Research and development	$1,533	$1,586	$1,283
General and administrative	2,602	2,244	1,976
Total stock-based compensation expense	$4,135	$3,830	$3,259

In the years ended December 31, 2012, 2011 and 2010, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge.

The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2012, 2011 and 2010 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	67%	64%	64%
Risk free interest(3)	0.6-0.8%	1.0–2.2%	1.4–2.3%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.9–7.0 years	5.6–6.4 years	5.9–6.4 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

(1)	We have historically not paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

(2)	Measured using an average of historical daily price changes of our stock over a period equal to our expected term.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

3. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Kinase Inhibitor Discovery Agreement

In November 2012, we completed our research collaboration with Daiichi Sankyo under a research collaboration, exclusive license and co-commercialization agreement entered into originally on November 7,

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

2008, that was focused on applications of our proprietary AKIPTM technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. We retain the option to co-commercialize licensed products developed under this agreement in the U.S. In May 2009, we entered into an agreement with Daiichi Sankyo related to potential future milestones and royalties for our AKIPTM collaboration, under which we could receive up to a total of $265 million in upfront, potential development and sales milestone payments for each product selected for clinical development. Upon commercialization of a licensed product, we would also receive tiered, double-digit royalties on its net sales. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012. Daiichi retains rights under the agreement to designate compounds discovered under this collaboration for toxicology testing and also has the option to take one or more of such compounds into clinical testing by opting into a license and development agreement pursuant to the economic terms of the May 2009 agreement described above.

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

Revenue for this agreement was recognized using the contingency-adjusted performance model with a performance period through November 2012. For the years ended December 31, 2012, 2011and 2010, $15.5 million, $17.7 million and $12.6 million, respectively, were recognized as revenue. Since the agreement ended on November 30, 2012, there is no deferred revenue at December 31, 2012.

Daiichi Sankyo ARQ 092 Agreement

On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to future clinical

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

trial services, clinical trial costs and steering committee services will be recognized ratably over the clinical trial as services are provided and costs are incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement is through June 2013. For the years ended December 31, 2012 and 2011, $2.8 million and $10.0 million, respectively were recognized as revenue. At December 31, 2012 $0.2 million remained in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through December 31, 2012, totaled $63.8 million and we received milestones of $25.0 million during that period. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2012 by $38.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We will not receive any net cash proceeds from this milestone as it will be netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received of $38.8 million at December 31, 2012. Our cumulative share of Phase 3 collaboration costs in excess of milestones received was $10.6 million at December 31, 2011.

In 2012, our non-phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $1.4 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue. There were no advance drug purchases in the year ended December 31, 2012.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

In 2011, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $16.6 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases in 2011 was $5.4 million. These costs are recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2011, $2.9 million of these drug purchases was also recognized as contra-revenue.

In 2010, our tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $3.3 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the year ended December 31, 2010.

Prepaid expenses and other current assets at December 31, 2011 included $2.5 million of prepaid Phase 3 drug purchases. This amount was recognized as contra-revenue in the year ended December 31, 2012 as the drugs were administered to patients in the Phase 3 trial.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, commencing with the fourth quarter of 2012, revenue is recognized over this new development period. Under the previous estimated development period revenue for this agreement was expected to be approximately $4.7 million in the fourth quarter of 2012. Under the revised development period revenue for this agreement was $2.1 million in the fourth quarter of 2012 resulting in a reduction of $2.6 million.

For the years ended December 31, 2012, 2011 and 2010, $12.4 million, net of $3.9 million of contra-revenue, $9.5 million, net of $19.5 million of contra-revenue and $10.5 million net of $3.3 million of contra-revenue, respectively, were recognized as revenue. At December 31, 2012 and 2011, $20.8 and $37.0 million respectively, remained in deferred revenue.

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of December 31, 2012, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the years ended December 31, 2012, 2011, and 2010, $5.7 million, $10.1 million, and $6.1 million, respectively were recognized as revenue. At December 31, 2012 and 2011, $19.0 million and $24.7 million respectively, remained in deferred revenue.

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. Since we generally intend to convert them into cash as necessary to meet our liquidity requirements our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but less than one year. Our marketable securities are classified as long-term investments if the maturity date is in excess of one year of the balance sheet date.

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the statement of operations and comprehensive loss as an impairment loss.

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

ArQule’s marketable securities portfolio includes $2.1 million (at cost) at December 31, 2012 and 2011, invested in auction rate securities.

ArQule’s marketable securities portfolio included $59.5 million (at cost) at December 31, 2009, invested in auction rate securities. Beginning in the first quarter of 2008 and throughout 2012, certain auction rate securities failed at auction due to sell orders exceeding buy orders. On November 3, 2008, the Company received a put option from UBS AG to repurchase auction rate securities owned by the Company at par value at any time during the period from June 30, 2010 through July 2, 2012 (the “Put Option”). The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option for financial assets and financial liabilities.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2012 and December 31, 2011:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$64,921	$45	$(22)	$64,944
Corporate debt securities-long term	49,460	93	(14)	49,539
Total available-for-sale marketable securities	$114,381	$138	$(36)	$114,483

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company’s available-for-sale marketable securities in a loss position at December 31, 2012 and December 31, 2011, were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at December 31, 2012 and December 31, 2011:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(311)	$1,789
Total trading securities	$2,100	$—	$(311)	$1,789

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(424)	$1,676
Total trading securities	$2,100	$—	$(424)	$1,676

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP). At December 31, 2012, the Company’s auction rate security is included in marketable securities-long term and totals $1,789. At December 31, 2011, the Company’s auction rate security is included in marketable securities-long term and totals $1,676. The net increase in value of our auction rate securities totaling $113 in the year ended December 31, 2012 was recorded as a gain in other income in the statement of operations and comprehensive loss. The net increase in value of our auction rate securities totaling $20 in the year ended December 31, 2011 was recorded as a gain in other income in the and statement of operations and comprehensive loss.

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,754	$11,754	$—	$—
Corporate debt securities-short term	64,944	—	64,944	—
Corporate debt securities-long term	49,539	—	49,539	—
Auction rate securities-long term	1,789	—	—	1,789
Total	$128,026	$11,754	$114,483	$1,789

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,042	$10,042	$—	$—
U.S. Federal Treasury and U.S. government agencies securities-short term	17,259	—	17,259	—
Corporate debt securities-short term	39,814	—	39,814	—
U.S. Federal Treasury and U.S. government agencies securities-long term	33,563	—	33,563	—
Corporate debt securities-long term	5,236	—	5,236	—
Auction rate securities-long term	1,676	—	—	1,676
Total	$107,590	$10,042	$95,872	$1,676

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2012:

Amount
Balance at Deceber 31, 2011	$1,676
Gain on auction rate securities	113
Settlements	—
Balance at December 31, 2012	$1,789

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the year ended December 31, 2012:

	Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,789	Discounted cash flow
			Maximum rate	1.62%
			Liquidity risk premium	3.50%–4.50%
			Probability of earning maximum rate until maturity	0.06%–0.09%
			Probability of principal returned prior to maturity	86.34%–88.38%
			Probability of default	11.57%–13.57%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2012 and 2011:

	USEFUL LIFE ESTIMATED (YEARS)	2012	2011
Machinery and equipment	5	$12,824	$12,733
Leasehold improvements	3–10	4,620	4,594
Furniture and fixtures	7	1,175	1,175
Computer equipment	3	3,639	3,639
		22,258	22,141
Less: Accumulated depreciation and amortization		20,266	19,202
Net property and equipment		$1,992	$2,939
Depreciation and amortization expense		$1,064	$1,172

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT (Continued)

On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3,409. We also have options to extend the lease term for up to an additional ten years. We are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we realized a gain on the sale of $5,477, which was deferred and is being amortized over the initial ten year lease term as a reduction in rent expense. The remaining amount of the deferred gain is $1,336 at December 31, 2012.

6. OTHER ASSETS

Other assets include the following at December 31, 2012 and 2011:

	2012	2011
Security deposits	$669	$669
Prepaid rent, net of current portion	589	780
Total other assets	$1,258	$1,449

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at December 31, 2012 and 2011:

	2012	2011
Accounts payable	$560	$226
Accrued payroll	2,872	2,768
Accrued outsourced pre-clinical and clinical fees	5,501	8,034
Accrued professional fees	641	379
Other accrued expenses	589	525
	$10,163	$11,932

8. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility was $1.7 million at December 31, 2012 and 2011, collateralized by $2.1 million of auction rate securities at cost.

Interest expense was $26, $25 and $274 for the years ended December 31, 2012, 2011 and 2010, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to one million shares of preferred stock. As of December 31, 2012 and 2011, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. STOCKHOLDERS’ EQUITY (Continued)

Common Stock

Our amended Certificate of Incorporation authorizes the issuance of up to 100 million shares of $0.01 par value common stock.

In January 2011, we completed a stock offering in which we sold 8,050,000 shares of common stock at a price of $6.15 per share for net proceeds of $46.8 million after commissions and offering expenses.

In April 2012, we completed a stock offering in which we sold 8,222,500 shares of common stock at a price of $7.30 per share for net proceeds of $56.3 million after commissions and offering expenses.

At December 31, 2012, we have 585,033 common shares reserved for future issuance under the Employee Stock Purchase Plan (“Purchase Plan”) and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) and the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”).

10. EQUITY INCENTIVE PLANS

During 2011, our stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares available to 15,500,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2012, no stock appreciation rights have been issued. At December 31, 2012, there were 3,521,735 shares available for future grant under the Equity Incentive Plan.

During 2011, our stockholders approved an amendment to the Director Plan to increase the number of shares available to 950,500. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 15,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2012, options to purchase 947,500 shares of common stock have been granted under this plan of which 615,000 shares are currently exercisable. As of December 31, 2012, 212,000 shares are available for future grant.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

Option activity under the Plans for the years ended December 31, 2010, 2011 and 2012 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	5,215,189	$6.04
Granted	1,548,650	3.74
Exercised	(83,023)	3.42
Cancelled	(324,989)	10.37
Outstanding as of December 31, 2010	6,355,827	$5.29
Granted	1,675,950	6.69
Exercised	(728,811)	5.41
Cancelled	(755,523)	7.88
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,453,468	7.72
Exercised	(278,545)	4.85
Cancelled	(564,908)	7.20
Outstanding as of December 31, 2012	7,157,458	$5.70
Exercisable as of December 31, 2012	4,428,151	$5.17
Weighted average grant-date fair value of options granted during the year ended December 31, 2012		$4.67

The following table summarizes information about options outstanding at December 31, 2012:

	Options Outstanding
				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2012	Weighted Average Exercise Price
$2.35–2.80	18,000	5.9	$2.48	17,000	$2.46
2.80–5.60	2,859,287	5.4	3.92	2,319,636	4.01
5.60–8.40	4,203,171	6.6	6.86	2,014,515	6.39
8.40–11.20	77,000	4.4	9.09	77,000	9.09
	7,157,458	6.1	$5.70	4,428,151	$5.17

The aggregate intrinsic value of options outstanding at December 31, 2012 was $6, all related to exercisable options. The weighted average grant date fair value of options granted in year ended December 31, 2012, 2011 and 2010 was $4.67, $3.99, and $2.24, per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2012, 2011, and 2010 was $604, $963, and $213, respectively.

Shares vested, expected to vest and exercisable at December 31, 2012 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2012	6,991,763	$5.70	6.1	$6
Exercisable at December 31, 2012	4,428,151	$5.17	4.8	$6

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

The total compensation cost not yet recognized as of December 31, 2012 related to non-vested option awards was $7,218 which will be recognized over a weighted-average period of 2.3 years. During the year ended December 31, 2012, there were 400,850 shares forfeited with a weighted average grant date fair value of $3.91 per share. The weighted average remaining contractual life for options exercisable at December 31, 2012 was 4.8 years.

In 2009, we granted 412,200 shares of restricted stock to employees, vesting annually over a four year period. In 2008 we granted 103,316 shares of restricted stock to employees, vesting annually over a four year period and 125,000 shares vesting annually over a two year period. The shares of restricted stock were issued at no cost to the recipients. The weighted average fair value of the restricted stock at the time of grant in 2009 and 2008 was $3.54 and $4.31 respectively, per share, and is being expensed ratably over the vesting period. Through December 31, 2012, 69,495 shares have been forfeited, and 491,226 shares have vested. We recognized share-based compensation expense related to restricted stock of $257, $358 and $389 for the year ended December 31, 2012, 2011 and 2010, respectively.

Restricted stock activity under the Plan for the year ended December 31, 2012 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	195,979	$3.65
Granted	—	—
Vested	(107,634)	3.74
Cancelled	(8,550)	3.54
Unvested as of December 31, 2012	79,795	$3.54

The fair value of restricted stock vested in 2012, 2011 and 2010 was $223, $800 and $449, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through December 31, 2012 no expense has been recorded for these performance-based stock units.

In March 2013, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets.

In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In 2011, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued to 2,400,000. As of December 31, 2012, 1,814,967 shares have been purchased and 585,033 shares are available for future sale under the Purchase Plan. We recognized

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

share-based compensation expense related to the Purchase Plan of $159, $165 and $248 for the year ended December 31, 2012, 2011 and 2010, respectively.

11. INCOME TAXES

There was no current or deferred tax expense for the years ended December 31, 2012 and 2011. The Company recorded a $550 federal income tax benefit in 2010 attributable to an election it made in the second quarter of 2010 under legislation that allowed net operating losses to offset 100% of alternative minimum tax (“AMT”). Prior to this legislation, only 90% of AMT could be offset by net operating losses and accordingly in 2009 the Company recorded a $550 federal income tax expense for AMT. The Company received a refund in 2010 of the $550 AMT paid in 2009.

The American Taxpayer Relief Act of 2012 (“ATR Act”) was enacted on January 2, 2013 which, among other things, provides a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We have not recorded the benefit of these credits for the 2012 year. We will record the benefit from these credits in the first quarter of calendar year 2013 as a result of the enactment of the ATR Act. We expect to record a benefit related to 2012 Research Credit of approximately $1,231, and a full valuation allowance, resulting in a net benefit of $0.

The following is reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Income tax (benefit) expense at statutory rate	$(3,696)	$(3,659)	$(10,430)
State tax (benefit) expense, net of Federal tax (benefit) expense	(449)	357	(559)
Permanent items	648	617	116
Effect of change in valuation allowance and State NOL expiration	3,190	3,737	11,586
Tax credits	320	(2,006)	(1,466)
Other	(13)	954	203
Tax expense (benefit)	$—	$—	$(550)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$91,118	$86,848
Tax credit carryforwards	22,172	22,492
Equity based compensation	6,774	5,881
Book depreciation in excess of tax	2,263	2,321
Reserves and accruals	(132)	(101)
Deferred revenue	15,672	21,439
Loss on investment	194	194
Other	140	180
	138,201	139,254
Valuation allowance	(138,201)	(139,254)
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (Continued)

Total valuation allowance decreased by $1,053 for the year ended December 31, 2012. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal net operating loss (“NOL”), net capital loss, and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2012.

As of December 31, 2012, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $265,004, $113,262 and $24,885 respectively, expiring from 2013 to 2032, which can be used to offset future income tax liabilities. Federal capital loss carryforwards of approximately $571, expiring in 2015, can be used to offset future federal capital gain income. Approximately $15,003 of our federal NOL and $907 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

At December 31, 2011, and 2012 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2012, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2010 through 2012 and our state tax returns for the tax years 2009 through 2012 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31,2013, to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

12. COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities under non-cancelable operating leases. At December 31, 2012, the minimum lease commitments for all leased facilities, net of sublease income, are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2013	$3,073
2014	3,185
2015	1,069
2016	—
Thereafter	—
Total minimum lease payments	$7,327

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense under non-cancelable operating leases was approximately $2,866 for the years ended December 31, 2012, 2011, and 2010.

13. CONCENTRATION OF CREDIT RISK

Revenue from one customer represented approximately 84% of total revenue during 2012, 79% in 2011 and 79% in 2010. Revenue from another customer represented approximately 16% of total revenue during 2012, 21% in 2011, and 21% in 2010.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2012
Net revenues	$8,498	$11,829	$10,944	$5,143
Net loss	(4,260)	(885)	(431)	(5,296)
Loss per share:
Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.01)	$(0.01)	$(0.09)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2011
Net revenues	$13,405	$5,447	$11,954	$16,504
Net income (loss)	(1,466)	(10,804)	(2,260)	3,768
Basic and diluted earnings (loss) per share:
Net earnings (loss) per share	$(0.03)	$(0.20)	$(0.04)	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of stockholders to be held on May 20, 2013, as summarized below:

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBIT NO.	DESCRIPTION
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

10.23*
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

10.25*	Amendment to Employment Agreement filed dated as of November 2, 2012 by and between ArQule, Inc. and Thomas C. K. Chan, filed herewith.

EXHIBIT NO.	DESCRIPTION
10.26*
Second Amendment to Employment Agreement, dated as of March 8, 2013, by and between ArQule, Inc. and Paolo Pucci, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

10.27*
Third Amendment to Employment Agreement, dated as of March 8, 2013, by and between ArQule, Inc. and Peter S. Lawrence, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

10.28*
Second Amendment to Employment Agreement, dated March 8, 2013, by and between ArQule, Inc. and Brian Schwartz, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.
101
The following materials from ArQule, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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
Date: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ PAOLO PUCCI Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013

/s/ PETER S. LAWRENCE Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 14, 2013

/s/ ROBERT J. WEISKOPF Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 14, 2013

/s/ PATRICK J. ZENNER Patrick J. Zenner	Director—Chairman of the Board	March 14, 2013

/s/ TIMOTHY C. BARABE Timothy C. Barabe	Director	March 14, 2013

/s/ SUSAN L. KELLEY Susan L. Kelley	Director	March 14, 2013

/s/ RONALD M. LINDSAY Ronald M. Lindsay	Director	March 14, 2013

/s/ MICHAEL D. LOBERG Michael D. Loberg	Director	March 14, 2013

/s/ WILLIAM G. MESSENGER William G. Messenger	Director	March 14, 2013