Form 10-Q
period 2013-03-31
ARQULE INC
filed 2013-05-08
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

Number of shares outstanding of the registrant’s Common Stock as of April 29, 2013:

Common Stock, par value $.01      62,624,032 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2013

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$14,974	$14,327
Marketable securities-short term	72,134	64,944
Prepaid expenses and other current assets	825	344
Total current assets	87,933	79,615
Marketable securities-long term	32,533	51,328
Property and equipment, net	1,757	1,992
Other assets	1,177	1,258
Total assets	$123,400	$134,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,482	$10,163
Note payable	1,700	1,700
Current portion of deferred revenue	14,162	14,232
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	23,896	26,647
Deferred revenue, net of current portion	22,232	25,733
Deferred gain on sale leaseback, net of current portion	644	784
Total liabilities	46,772	53,164
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,623,782 and 62,399,827 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	626	624
Additional paid-in capital	502,018	500,655
Accumulated other comprehensive income	111	102
Accumulated deficit	(426,127)	(420,352)
Total stockholders’ equity	76,628	81,029
Total liabilities and stockholders’ equity	$123,400	$134,193

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$5,661	$8,498

Costs and expenses:
Research and development	8,181	9,303
General and administrative	3,400	3,599
Total costs and expenses	11,581	12,902

Loss from operations	(5,920)	(4,404)

Interest income	151	65
Interest expense	(4)	(6)
Other income (expense)	(2)	85

Net loss	(5, 775)	(4,260)

Unrealized gain on marketable securities	9	19
Comprehensive loss	$(5,766)	$(4,241)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.08)

Weighted average basic and diluted common shares outstanding	62,384	53,810

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2013	2012
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(5,775)	$(4,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	281
Amortization of premium/discount on marketable securities	625	200
Amortization of deferred gain on sale leaseback	(140)	(140)
Non-cash stock compensation	1,365	1,198
Loss (gain) on auction rate securities	2	(85)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(481)	2,448
Other assets	81	(31)
Accounts payable and accrued expenses	(2,681)	(286)
Deferred revenue	(3,571)	(8,345)
Net cash used in operating activities	(10,340)	(9,020)
Cash flows from investing activities:
Purchases of marketable securities	(616)	(14,307)
Proceeds from sale or maturity of marketable securities	11,603	30,934
Purchases of property and equipment	—	(73)
Net cash provided by investing activities	10,987	16,554
Cash flows from financing activities:
Proceeds from stock option exercises	—	904
Net cash provided by financing activities	—	904
Net increase in cash and cash equivalents	647	8,438
Cash and cash equivalents, beginning of period	14,327	11,095
Cash and cash equivalents, end of period	$14,974	$19,533

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median OS and PFS in these MET-high patients.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial are planned for presentation at the ASCO Annual Meeting in June 2013 and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in Non-Squamous Non-Small Cell Lung Cancer “NSCLC”) trial recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis.

Daiichi Sankyo recently provided us with the final data set from the MARQUEE trial (with a cut-off date of December 15, 2012), including analyses of the pre-specified sub-groups prescribed in the statistical analysis plan (“SAP”) for the trial.  These latest data analyses confirm a statistically significant improvement in progression free survival (“PFS”) in the intent to treat (“ITT”) population (approximately 1000 patients) for patients receiving tivantinib, but the PFS benefit did not carry over to overall survival (“OS”).

These analyses included an exploratory analysis of the MET IHC (immunohistochemistry) sub-group comprised of 445 evaluable patients. Of these, 211 patients were confirmed to be MET-high as defined in the SAP. The MET high tivantinib group showed a substantial improvement in OS relative to control, a benefit which was not seen in the ITT population.  By comparison, 234 patients were confirmed to be MET low, and in this cohort of patients, no difference in OS was observed. PFS in MET-high and MET-low populations were similar.  Complete data from these analyses are planned for presentation at a peer-reviewed forum in the second half of 2013.

 MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Our analysis of data from the MARQUEE trial and other studies will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

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

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received milestone payments of $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from the dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That milestone was netted against our cumulative share of Phase 3 collaboration costs in the quarter ended March 31, 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Termination of this agreement will be effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we will be responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 will become our proprietary asset, and Daiichi Sankyo will have no further financial or other obligations related to this program.

ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. These product candidates also include ARQ 087, an inhibitor of fibroblast growth factor receptor, ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, all of which are undergoing or have completed Phase 1 clinical testing.

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2012 included in our annual report on Form 10-K filed with the SEC on March 14, 2013.

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of March 31, 2013, and the results of our operations and cash flows for the three months ended March 31, 2013 and March 31, 2012. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Kinase Inhibitor Discovery Agreement

In November 2012, we completed our research collaboration with Daiichi Sankyo under a research collaboration, exclusive license and co-commercialization agreement entered into on November 7, 2008, that was focused on applications of our proprietary AKIPTM technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provides for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. The agreement was terminated in 2012 and accordingly no revenue was recognized in the three months ended March 31, 2013. For the quarter ended March 31, 2012 $4.9 million was recognized as revenue.

Daiichi Sankyo ARQ 092 Agreement

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization received on March 26, 2013. Termination of this agreement will be effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we will be responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 will become our proprietary asset, and Daiichi Sankyo will have no further financial or other obligations related to this program.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to future clinical trial services, clinical trial costs and steering committee services will be recognized ratably over the clinical trial as services are provided and costs are incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement is through June 2013. We recognized revenue of $0.6 million and $0.9 million related to this agreement for the quarters ended March 31, 3013 and 2012, respectively. At March 31, 2013, $0.2 million remains in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2013, totaled $70.4 million. We received a milestone of $25.0 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the quarter ended March 31, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through March 31, 2013 by $30.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.2 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. There were no advance drug purchases in the quarter ended March 31, 2013.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, since the fourth quarter of 2012, revenue has been recognized over this revised development period. For the quarters ended March 31, 2013 and 2012, $1.9 million and $1.3 million, respectively, were recognized as net revenue. At March 31, 2013, $18.7 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of March 31, 2013, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the quarters ended March 31, 2013 and 2012, $1.4 million was recognized as revenue. At March 31, 2013, $17.5 million remains in deferred revenue.

Other Project Revenue

During the quarter ended March 31, 2013 we completed a one-time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the quarter ended March 31, 2013.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2013 and December 31, 2012:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$72,087	$53	$(6)	$72,134
Corporate debt securities-long term	30,682	69	(5)	30,746
Total available-for-sale marketable securities	$102,769	$122	$(11)	$102,880

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$64,921	$45	$(22)	$64,944
Corporate debt securities-long term	49,460	93	(14)	49,539
Total available-for-sale marketable securities	$114,381	$138	$(36)	$114,483

The Company’s available-for-sale marketable securities in a loss position at March 31, 2013 and December 31, 2012, were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at March 31, 2013 and December 31, 2012:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(313)	$1,787
Total trading securities	$2,100	$—	$(313)	$1,787

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(311)	$1,789
Total trading securities	$2,100	$—	$(311)	$1,789

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At March 31, 2013 and December 31, 2012, the Company’s auction rate securities are included in marketable securities-long term and total $1,787 and $1,789, respectively. The net decrease in value of our auction rate securities of $2 in the three months ended March 31, 2013 was recorded as a loss in other income in the statement of operations and comprehensive loss. The net increase in value of our auction rate securities of $85 in the three months ended March 31, 2012 was recorded as a gain in other income in the statement of operations and comprehensive loss.

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

	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,728	$12,728	$—	$—
Corporate debt securities-short term	72,134	—	72,134	—
Corporate debt securities-long term	30,746	—	30,746	—
Auction rate securities-long term	1,787	—	—	1,787
Total	$117,395	$12,728	$102,880	$1,787

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,754	$11,754	$—	$—
Corporate debt securities-short term	64,944	—	64,944	—
Corporate debt securities-long term	49,539	—	49,539	—
Auction rate securities-long term	1,789	—	—	1,789
Total	$128,026	$11,754	$114,483	$1,789

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(2)
Balance at March 31, 2013	$1,787

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2012:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	85
Balance at March 31, 2012	$1,761

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the year ended March 31, 2013:

	Estimated Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,787	Discounted cash flow

			Maximum rate	1.56%
			Liquidity risk premium	3.50%–4.50%
			Probability of earning maximum rate until maturity	0.06%–0.10%
			Probability of principal returned prior to maturity	86.20%–88.26%
			Probability of default	11.69%–13.71%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accounts payable	$163	$560
Accrued payroll	1,334	2,872
Accrued outsourced pre-clinical and clinical fees	4,877	5,501
Accrued professional fees	418	641
Other accrued expenses	690	589
	$7,482	$10,163

5. NET LOSS PER SHARE
Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,259,603 and 7,550,700 for the three months ended March 31, 2013 and 2012, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2013 and 2012.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2013	2012
Research and development	$494	$460
General and administrative	871	738
Total stock-based compensation expense	$1,365	$1,198

In the three months ended March 31, 2013 and 2012, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2013 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,120,910	2.51
Exercised	—	—
Cancelled	(18,765)	3.23

Outstanding as of March 31, 2013	8,259,603	$5.27

Exercisable as of March 31, 2013	5,235,700	$5.33
The aggregate intrinsic value of options outstanding at March 31, 2013 was $93 of which $3 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2013 and 2012 was $1.67 and $4.80 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2012 was $383. No options were exercised in the three months ended March 31, 2013.

Shares vested, expected to vest and exercisable at March 31, 2013 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2013	8,112,241	$5.27	6.4	$88
Exercisable at March 31, 2013	5,235,700	$5.33	5.1	$3

The total compensation cost not yet recognized as of March 31, 2013 related to non-vested option awards was $6.4 million, which will be recognized over a weighted-average period of 2.3 years. During the three months ended March 31, 2013, no shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2013 was 5.1 years.

In 2013, we granted we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2012 or 2011. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through March 31, 2013, 69,495 shares have been forfeited, and 571,021 shares have vested. We recognized share-based compensation expense related to restricted stock of $143and $73 for the three months ended March 31, 2013 and 2012, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2013 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	79,795	$3.54
Granted	242,697	2.51
Vested	(79,795)	3.54
Cancelled	—	—
Unvested as of March 31, 2013	242,697	$2.51

The fair value of restricted stock vested in the three months ended March 31, 2013 and 2012 was $203 and $749, respectively.

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

Through March 31, 2013, no expense has been recorded for any of these performance-based stock units.

7. STOCK OFFERING

On April 16, 2012, we sold 8,222,500 shares of common stock at $7.30 per share for aggregate net proceeds of approximately $56.3 million after commissions and other estimated offering expenses.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard on January 1, 2013 did not impact our financial position or results of operations.

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

At March 31, 2013 and December 31, 2012, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2010 through 2012 and our state tax returns for the tax years 2009 through 2012 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2013, to determine whether such amounts are likely to be limited by Section 382. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.

10. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at March 31, 2013 and 2012, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $4 and $6 for the three months ended March 31, 2013 and 2012, respectively.

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

On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median OS and PFS in these MET-high patients.

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). Although the trial did not meet its primary endpoint of PFS, the analysis of the patients enrolled (n=122) showed that median PFS was 8.3 months in the experimental arm (patients treated with irinotecan and cetuximab plus tivantinib), compared with 7.3 months in the control arm (patients treated with irinotecan and cetuximab plus placebo) (hazard ratio = 0.85, 95% CI: 0.55, 1.33). Objective Response Rate (“ORR”), a secondary endpoint, was 45 percent in the experimental arm versus 33 percent in the control arm but the difference was not statistically significant. The PFS results obtained in both the control arm and the experimental arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial are planned for presentation at the ASCO Annual Meeting in June 2013 and will include mature OS data as well as analyses of patient sub-groups, biomarker status and regional variability, including pre- and post-study treatments. Adverse events were reported at similar rates in the experimental and control arms, except for increased neutropenia observed in the experimental arm, with no discontinuations of treatment for this reason. No treatment-emergent adverse events leading to death were assessed as related to study treatment. Tivantinib was generally well tolerated in combination with the doses of cetuximab and irinotecan studied in this trial.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of the Phase 3 MARQUEE (Met inhibitor ARQ 197 plus Erlotinib vs. Erlotinib plus placebo in Non-Squamous Non-Small Cell Lung Cancer “NSCLC”) trial recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (ITT) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis.

Daiichi Sankyo recently provided us with the final data set from the MARQUEE trial (with a cut-off date of December 15, 2012), including analyses of the pre-specified sub-groups prescribed in the statistical analysis plan (“SAP”) for the trial. These latest data analyses confirm a statistically significant improvement in progression free survival (“PFS”) in the intent to treat (“ITT”) population (approximately 1000 patients) for patients receiving tivantinib, but the PFS benefit did not carry over to overall survival (“OS”).

These analyses included an exploratory analysis of the MET IHC (immunohistochemistry) sub-group comprised of 445 evaluable patients. Of these, 211 patients were confirmed to be MET-high as defined in the SAP. The MET high tivantinib group showed a substantial improvement in OS relative to control, a benefit which was not seen in the ITT population. By comparison, 234 patients were confirmed to be MET low, and in this cohort of patients, no difference in OS was observed. PFS in MET-high and MET-low populations were similar. Complete data from these analyses are planned for presentation at a peer-reviewed forum in the second half of 2013.

MARQUEE is a randomized, double-blind, controlled pivotal trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. We and Daiichi Sankyo have provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Our analysis of data from the MARQUEE trial and other studies will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

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

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization received on March 26, 2013. Termination of this agreement will be effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we will be responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November, 2011. Following the termination of this agreement, ARQ 092 will become our proprietary asset, and Daiichi Sankyo will have no further financial or other obligations related to this program.

ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. These product candidates also include ARQ 087, an inhibitor of fibroblast growth factor receptor ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, all of which are undergoing or have completed Phase 1 clinical testing.

Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate compounds designed to inhibit kinases without competing with adenosine triphosphate (“ATP”) for binding to the target kinase, as well as other types of kinase inhibitors. ATP is a chemical found in all living cells and is the energy source involved in a variety of physiological processes. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the AKT protein kinase discovered under our AKIPTM oncology drug discovery collaboration that terminated in November 2012. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011. On April 1, 2013, we announced that we had regained worldwide rights for ARQ 092 pursuant to Daiichi Sankyo’s decision to terminate this license agreement. Following Daiichi Sankyo’s termination of the license agreement for ARQ 092, we are responsible for funding the remainder of the ongoing Phase 1 trial beyond the contractual termination period, as well as any future clinical development and commercialization of this compound.

We have incurred a cumulative deficit of approximately $426 million from inception through March 31, 2013. We expect research and development costs to increase during the course of 2013, due to clinical testing of our lead product candidates. We recorded a net loss for 2010, 2011 and 2012 and expect a net loss for 2013.

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

The dosing of the first patient in the Phase 3 MARQUEE clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, since the fourth quarter of 2012, revenue has been recognized over this revised development period.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2013, totaled $70.4 million.  We received a milestone of $25.0 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the quarter ended March 31, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through March 31, 2013 by $30.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.2 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the quarter ended March 31, 2013.

For the quarter ended March 31, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the quarter ended March 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue.

In November 2012, we completed our research collaboration with Daiichi Sankyo under an agreement entered into in 2008 that was focused on applications of our proprietary AKIPTM technology and know-how. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Revenue for this agreement was recognized using the contingency-adjusted performance model with a performance period through November 2012.

In November 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of ARQ 092, the first compound to emerge from the companies’ AKIPTM collaboration. The license agreement provides exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million payment from Daiichi Sankyo in November 2011. On April 1, 2013, we announced that we had regained worldwide rights for ARQ 092 pursuant to Daiichi Sankyo’s decision to terminate this license agreement. Following Daiichi Sankyo’s termination of the license agreement for ARQ 092, we are responsible for funding the remainder of the ongoing Phase 1 trial beyond the contractual termination period, as well as any future clinical development and commercialization of this compound.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2013, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2013	December 31, 2012	Increase (decrease)
			$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$87.1	$79.3	7.8	10%
Marketable securities-long term	32.5	51.3	(18.8)	(37)%
Notes payable	1.7	1.7	—	—
Working capital	64.0	53.0	11.0	21%

	Q1 2013	Q1 2012	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(10.3)	$(9.0)	$(1.3)
Investing activities	11.0	16.6	(5.6)
Financing activities	—	0.9	(0.9)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2013 and 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $10.3 million and $9.0 million.

Cash flow from investing activities. Our net cash provided by investing activities of $11.0 million and $16.6 million for the quarters ended March 31, 2013 and 2012, respectively, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial  paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at March 31, 2013 and December 31, 2012, invested in auction rate securities.

Cash flow from financing activities. Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. It is likely we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Our net cash provided by financing activities was zero for the quarter ended March 31, 2013. Our net cash provided by financing activities for the quarter ended March 31, 2012 consisted of $0.9 million from the issuance of common stock from the exercise of stock options.

With our cash, cash equivalents and marketable securities on hand at March 31, 2013 and our collaboration agreements, we expect that our available cash and cash equivalents will be sufficient to finance our working capital and capital requirements well into 2015.

Our contractual obligations were comprised of the following as of March 31, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	6,559	3,101	3,458	—	—
Purchase obligations	4,974	4,974	—	—	—
Total	$13,233	$9,775	$3,458	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of March 31, 2013 our portion of these costs was $30.4 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2012 on Form 10-K filed with the SEC on March 14, 2013.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2013 and 2012:

Revenue
			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$5.7	$8.5	$(2.8)	(33)%

Research and development revenue in the three months ended March 31, 2013 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092, and the Kyowa Hakko Kirin exclusive license agreement. In addition, during the three months ended March 31, 2013 we completed a one-time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the quarter ended March 31, 2013.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through March 31, 2013, totaled $70.4 million.  We received a milestone of $25.0 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In  January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against collaboration costs in the quarter ended March 31, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through March 31, 2013 by $30.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.2 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. There were no advance drug purchases in the quarter ended March 31, 2013.

For the quarter ended March 31, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.9 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the quarter ended March 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue.

The $2.8 million revenue decrease in the quarter ended March 31, 2013 is primarily due to revenue decreases of $4.9 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, and $0.3 million from our Daiichi Sankyo ARQ 092 agreement, partially offset by an increase in revenue of $0.5 million from our Daiichi Sankyo tivantinib program and $1.8 million of other revenue related to a one-time research project.

Research and development

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended March 31:
Research and development	$8.2	$9.3	$(1.1)	(12)%

Research and development expense in the quarter ended March 31, 2013 decreased by $1.1 million primarily due to $0.4 million lower outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib and pipeline programs, and $0.4 million lower labor related costs. At March 31, 2013 we had 72 employees dedicated to our research and development program compared to 75 at March 31, 2012.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2013	Program-to-date
c-Met program—tivantinib	Phase 3	$1.0	$80.2

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

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 – 2 years
Phase 2	2 – 3 years
Phase 3	2 – 4 years

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

General and administrative

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$3.4	$3.6	$(0.2)	(6)%

General and administrative expense decreased in the first quarter of 2012 principally due to $0.1 million lower salary and related expense on reduced headcount and $0.1 million from lower professional fees. General and administrative headcount was 25 at March 31, 2013, compared to 26 at March 31, 2012.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2013	2012	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$151	$65	$86	132%
Interest expense	(4)	(6)	(2)	(33)%
Other income (expense)	(2)	85	(87)	(102)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the first quarter of 2013 primarily due to an increase in our portfolio balance. Interest expense was incurred on our notes payable and decreased in the first quarter of 2013 due to lower interest rates. Other income in the first quarter of 2013 includes a loss of $2 thousand from the decrease in fair value of our auction rate securities. Other income in the first quarter of 2012 includes a gain of $85 thousand from the increase in fair value of our auction rate securities.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard on January 1, 2013 did not impact our financial position or results of operations.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent the judgment of the Company as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at March 31, 2013 and December 31, 2012 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: May 8, 2013	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)