Form 10-Q
period 2013-06-30
ARQULE INC
filed 2013-07-30
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

Number of shares outstanding of the registrant’s Common Stock as of July 22, 2013:

Common Stock, par value $.01       62,723,048 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2013

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$13,263	$14,327
Marketable securities-short term	66,833	64,944
Prepaid expenses and other current assets	960	344
Total current assets	81,056	79,615
Marketable securities-long term	31,018	51,328
Property and equipment, net	1,541	1,992
Other assets	1,130	1,258
Total assets	$114,745	$134,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,186	$10,163
Note payable	1,700	1,700
Current portion of deferred revenue	14,072	14,232
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	24,510	26,647
Deferred revenue, net of current portion	18,794	25,733
Deferred gain on sale leaseback, net of current portion	506	784
Total liabilities	43,810	53,164
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,723,048 and 62,399,827 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	627	624
Additional paid-in capital	503,177	500,655
Accumulated other comprehensive income	44	102
Accumulated deficit	(432,913)	(420,352)
Total stockholders’ equity	70,935	81,029
Total liabilities and stockholders’ equity	$114,745	$134,193

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2013	2012	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$4,436	$11,829	$10,097	$20,327

Costs and expenses:
Research and development	8,082	9,271	16,263	18,574
General and administrative	3,198	3,514	6,598	7,113
Total costs and expenses	11,280	12,785	22,861	25,687

Loss from operations	(6,844)	(956)	(12,764)	(5,360)

Interest income	132	79	283	144
Interest expense	(6)	(6)	(10)	(12)
Other income (expense)	(68)	(2)	(70)	83

Net loss	(6,786)	(885)	(12,561)	(5,145)

Unrealized loss on marketable securities	(67)	(126)	(58)	(107)
Comprehensive loss	$(6,853)	$(1,011)	$(12,619)	$(5,252)

Basic and diluted net loss per share:
Net loss per share	$(0.11)	$(0.01)	$(0.20)	$(0.09)

Weighted average basic and diluted common shares outstanding	62,473	60,891	62,429	57,351

The accompanying notes are an integral part of these interim unaudited financial statements

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(12,561)	$(5,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	557
Amortization of premium/discount on marketable securities	1,180	550
Amortization of deferred gain on sale leaseback	(278)	(277)
Non-cash stock compensation	2,312	2,212
Loss (gain) on auction rate securities	70	(83)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(616)	2,748
Other long-term assets	128	29
Accounts payable and accrued expenses	(1,977)	(1,523)
Deferred revenue	(7,099)	(17,495)
Net cash used in operating activities	(18,390)	(18,427)
Cash flows from investing activities:
Purchases of marketable securities	(9,063)	(95,620)
Proceeds from sale or maturity of marketable securities	26,176	74,186
Purchases of property and equipment	—	(117)
Net cash provided by (used in) investing activities	17,113	(21,551)
Cash flows from financing activities:
Proceeds from stock offering, net	—	56,256
Proceeds from stock option exercises and employee stock plan purchases	213	1,287
Net cash provided by financing activities	213	57,543
Net increase (decrease) in cash and cash equivalents	(1,064)	17,565
Cash and cash equivalents, beginning of period	14,327	11,095
Cash and cash equivalents, end of period	$13,263	$28,660

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

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS and objective response rate (“ORR”) results obtained in both the control arm and the treatment arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial were presented at the ASCO Annual Meeting in June 2013, showing that the median PFS in the treatment arm was 8.3 months, compared with 7.3 months in the control arm. Median OS in the treatment arm was 19.8 months, compared with 16.9 months in the control arm. ORR in the treatment arm was 45 percent versus 33 percent in the control arm. Adverse events were reported at similar rates in the treatment and control arms of the trial, except for increased neutropenia observed in the treatment arm, with no discontinuations of treatment for this reason. Tivantinib was generally well tolerated in combination with the approved doses of irinotecan and cetuximab studied in this trial.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of MARQUEE (a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC) recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (“ITT”) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis.

Daiichi Sankyo recently provided us with the final data set from the MARQUEE trial (with a cut-off date of December 15, 2012), including analyses of the pre-specified sub-groups prescribed in the statistical analysis plan (“SAP”) for the trial. These latest data analyses confirm a statistically significant improvement in PFS in the ITT population (approximately 1000 patients) for patients receiving tivantinib, but the PFS benefit did not carry over to OS.

These analyses included an exploratory analysis of the MET IHC (immunohistochemistry) sub-group comprised of 445 evaluable patients. Of these, 211 patients were confirmed to be MET-high as defined in the SAP. The MET high tivantinib group showed a substantial improvement in OS relative to the control group, a benefit which was not seen in the ITT population. By comparison, 234 patients were confirmed to be MET low, and in this cohort of patients, no difference in OS was observed. PFS in MET-high and MET-low populations were similar. Complete data from these analyses are planned for presentation at the European Cancer Congress in the fall of 2013.

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

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it would permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received milestone payments of $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from the dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That milestone was netted against our cumulative share of Phase 3 collaboration costs in the six months ended June 30, 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we are responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations related to this program.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of June 30, 2013, the results of our operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. The agreement was terminated in 2012 and accordingly no revenue was recognized in the three or six months ended June 30, 2013. For the three and six months ended June 30, 2012, revenues recognized were $4.9 million and $9.8 million, respectively.

Daiichi Sankyo ARQ 092 Agreement

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we are responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations related to this program.

Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under the agreement were divided into separate units of accounting based on whether the deliverable provides stand-alone value to the licensee. These units of accounting consist of (i) the license to develop and commercialize ARQ 092, (ii) committed future clinical trial services, (iii) committed future clinical trial costs and (ii) steering committee services. The Company determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The estimated development period for this agreement was through June 2013. We recognized revenue of $0.6 million and $1.3 million, and $0.8 million and $1.6 million related to this agreement for the three and six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was no balance remaining in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2013, totaled $73.4 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the six months ended June 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through June 30, 2013 by $33.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, since the fourth quarter of 2012, revenue has been recognized over this revised development period. For the three and six months ended June 30, 2013 and 2012, $2.3 million and $4.2 million, and $4.7 million and $6.0 million, respectively, were recognized as net revenue. At June 30, 2013, $16.7 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of June 30, 2013, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and six months ended June 30, 2013 and 2012 $1.4 million and $2.8 million, and $1.4 million and $2.8 million, respectively were recognized as revenue. At June 30, 2013, $16.1 million remains in deferred revenue.

Other Project Revenue

During the six months ended June 30, 2013 we completed a one-time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the six months ended June 30, 2013. No such revenue was recognized in the three months ended June 30, 2013.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2013 and December 31, 2012:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$66,811	$31	$(9)	$66,833
Corporate debt securities-long term	29,277	37	(15)	29,299
Total available-for-sale marketable securities	$96,088	$68	$(24)	$96,132

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$64,921	$45	$(22)	$64,944
Corporate debt securities-long term	49,460	93	(14)	49,539
Total available-for-sale marketable securities	$114,381	$138	$(36)	$114,483

The Company’s available-for-sale marketable securities in a loss position at June 30, 2013 and December 31, 2012, were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at June 30, 2013 and December 31, 2012:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(381)	$1,719
Total trading securities	$2,100	$—	$(381)	$1,719

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(311)	$1,789
Total trading securities	$2,100	$—	$(311)	$1,789

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At June 30, 2013 and December 31, 2012, the Company’s auction rate securities are included in marketable securities-long term and total $1,719 and $1,789, respectively. The net decrease in value of our auction rate securities of $68 and $70 in the three and six months ended June 30, 2013, respectively, was recorded as a loss in other income (expenses) in the statement of operations and comprehensive loss. The net decrease in fair value of our auction rate securities of $2 in the three months ended June 30, 2012 was recorded as a loss in other income (expense) in the statement of operations and comprehensive loss. The net increase in fair value of our auction rate securities of $83 in the six months ended June 30, 2012, was recorded as a gain in other income (expense) in the statement of operations and comprehensive loss.

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

	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,541	$10,541	$—	$—
Corporate debt securities-short term	66,833	—	66,833	—
Corporate debt securities-long term	29,298	—	29,298	—
Auction rate securities-long term	1,719	—	—	1,719
Total	$108,391	$10,541	$96,131	$1,719

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,754	$11,754	$—	$—
Corporate debt securities-short term	64,944	—	64,944	—
Corporate debt securities-long term	49,539	—	49,539	—
Auction rate securities-long term	1,789	—	—	1,789
Total	$128,026	$11,754	$114,483	$1,789

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(70)
Balance at June 30, 2013	$1,719

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2012:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	83
Balance at June 30, 2012	$1,759

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the six months ended June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Estimated Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,719	Discounted cash flow
			Maximum rate	1.8%
			Liquidity risk premium	3.5% - 4.5%
			Probability of earning maximum rate until maturity	0.04% - 0.05%
			Probability of principal returned prior to maturity	74.7%–77.2%
			Probability of default	22.8%–25.3%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2013 and December 31, 2012:

	2013	2012
Accounts payable	$533	$560
Accrued payroll	2,098	2,872
Accrued outsourced pre-clinical and clinical fees	5,058	5,501
Accrued professional fees	369	641
Other accrued expenses	128	589
	$8,186	$10,163

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,293,690 and 7,553,383 for the three and six months ended June 30, 2013 and 2012, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2013 and 2012.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$343	$414	$837	$874
General and administrative	604	600	1,475	1,338
Total stock-based compensation expense	$947	$1,014	$2,312	$2,212

In the three months and six months ended June 30, 2013 and 2012, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2013 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,220,910	2.53
Exercised	—	—
Cancelled	(84,678)	4.15

Outstanding as of June 30, 2013	8,293,690	5.25

Exercisable as of June 30, 2013	5,339,950	$5.35

The aggregate intrinsic value of options outstanding at June 30, 2013 was $0. The weighted average grant date fair value of options granted in the six months ended June 30, 2013 and 2012 was $1.68 and $4.67 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2012 was $485. No options were exercised in the six months ended June 30, 2013.

Shares vested, expected to vest and exercisable at June 30, 2013 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2013	8,145,494	$5.25	6.2	$—
Exercisable at June 30, 2013	5,339,950	$5.35	4.9	$—

The total compensation cost not yet recognized as of June 30, 2013 related to non-vested option awards was $8.2 million, which will be recognized over a weighted-average period of 2.6 years. During the six months ended June 30, 2013 40,913 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2013 was 4.9 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2012. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $148 and $138 for the six months ended June 30, 2013 and 2012, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2013 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	79,795	$3.54
Granted	242,697	2.51
Vested	(79,795)	3.54
Cancelled	(5,449)	2.51
Unvested as of June 30, 2013	237,248	$2.51

The fair value of restricted stock vested in the six months ended June 30, 2013 and 2012 was $203 and $749, respectively.

Through June 30, 2013, 74,944 shares have been forfeited, and 571,021 shares have vested under the plan.

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

Through June 30, 2013, no expense has been recorded for any of these performance-based stock units.

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

At June 30, 2013 and December 31, 2012, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2010 through 2012 and our state tax returns for the tax years 2009 through 2012 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

10. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at June 30, 2013 and 2012, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $6 and $10 and $6 and $12 for the three and six months ended June 30, 2013 and 2012, respectively.

Management believes the carrying value of the note payable approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

11. SUBSEQUENT EVENT

In July 2013, the Company implemented a focused reduction in its workforce of approximately 25 positions, resulting in a remaining workforce of approximately 67 employees. This action is intended to align human and financial resources with the Company’s primary focus on clinical-stage development, while retaining our core discovery capabilities. The Company estimates the costs associated with this action will be comprised principally of severance payments of approximately $525 and benefits continuation costs of approximately $100, all of which are expected to be paid by December 31, 2013. In addition, in the third quarter of 2013 the Company expects to incur non-cash charges of approximately $150 related to the modification of employee stock options.

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

On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS and objective response rate (“ORR”) results obtained in both the control arm and the treatment arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial were presented at the ASCO Annual Meeting in June 2013, showing that the median PFS in the treatment arm was 8.3 months, compared with 7.3 months in the control arm (hazard ratio = 0.85, 95% CI: 0.55, 1.33, stratified log-rank p = 0.38). Median OS in the treatment arm was 19.8 months, compared with 16.9 months in the control arm (hazard ratio = 0.70, 95% CI: 0.42, 1.17, stratified log-rank p = 0.25). ORR in the treatment arm was 45 percent versus 33 percent in the control arm. Patients pre-treated with oxaliplatin in the treatment arm experienced favorable PFS and OS results. Among these patients, median PFS was 8.3 months compared with 7.2 months in the oxaliplatin-treated control arm (hazard ratio = 0.66 CI: 0.41, 1.09, stratified log-rank p=0.10), and median OS was 22.3 months compared with 14.1 months (hazard ratio = 0.58, 95% CI: 0.33, 1.02, stratified log-rank p = 0.06). ORR in oxaliplatin pre-treated patients who received tivantinib was 42.6 percent, compared with 27.1 percent in the placebo arm. Efficacy observations in a small MET-high sub-group were inconclusive and would require further assessment with a larger sample size. Adverse events were reported at similar rates in the experimental and control arms, except for increased neutropenia observed in the experimental arm, with no discontinuations of treatment for this reason. No treatment-emergent adverse events leading to death were assessed as related to study treatment. Tivantinib was generally well tolerated in combination with the doses of cetuximab and irinotecan studied in this trial.

On October 2, 2012, we and Daiichi Sankyo announced that the independent Data Monitoring Committee (“DMC”) of MARQUEE (a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC) recommended the study be discontinued early following a planned interim analysis, when they concluded that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (“ITT”) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this interim analysis.

Daiichi Sankyo recently provided us with the final data set from the MARQUEE trial (with a cut-off date of December 15, 2012), including analyses of the pre-specified sub-groups prescribed in the statistical analysis plan (“SAP”) for the trial. These latest data analyses confirm a statistically significant improvement in PFS in the ITT population (approximately 1000 patients) for patients receiving tivantinib, but the PFS benefit did not carry over to OS.

These analyses included an exploratory analysis of the MET IHC (immunohistochemistry) sub-group comprised of 445 evaluable patients. Of these, 211 patients were confirmed to be MET-high as defined in the SAP. The MET high tivantinib group showed a substantial improvement in OS relative to the control group, a benefit which was not seen in the ITT population. By comparison, 234 patients were confirmed to be MET low, and in this cohort of patients, no difference in OS was observed. PFS in MET-high and MET-low populations were similar. Complete data from these analyses are planned for presentation at the European Cancer Congress in the fall of 2013.

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

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it would permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding can continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in late 2013 or early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

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

We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we are responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations related to this program.

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

We have incurred a cumulative deficit of approximately $433 million from inception through June 30, 2013. We expect research and development costs to increase during the course of 2013, due to clinical testing of our lead product candidates. We recorded a net loss for 2010, 2011 and 2012 and expect a net loss for 2013.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2013, totaled $73.4 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the six months ended June 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through June 30, 2013 by $33.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

For the three months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were equal to those of Daiichi Sankyo’s. For the six months ended June 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $0.9 million was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and six months ended June 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the six months ended June 30, 2012

In November 2012, we completed our research collaboration with Daiichi Sankyo under an agreement entered into in 2008 that was focused on applications of our proprietary AKIPTM technology and know-how. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Revenue for this agreement was recognized using the contingency-adjusted performance model with a performance period through November 2012.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2013, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2013	2012	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$80.1	$79.3	$0.8	1%
Marketable securities-long term	31.0	51.3	(20.3)	(40)%
Notes payable	1.7	1.7	—	—
Working capital	56.5	53.0	3.5	7%

	Six Months Ended
	June 30, 2013	June 30, 2012	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(18.4)	$(18.4)	$—
Investing activities	17.1	(21.6)	38.7
Financing activities	0.2	57.5	(57.3)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2013 and 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $18.4 million.

Cash flow from investing activities. Our net cash provided by investing activities of $17.1 million for the six months ended June 30, 2013 was comprised of net sales of marketable securities. Our net cash used by investing activities of $21.6 million for the six months ended June 30, 2012 was comprised of purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at June 30, 2013 and December 31, 2012, invested in auction rate securities.

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

Our net cash provided by financing activities was $0.2 million for the quarter ended June 30, 2013 from employee stock plan purchases. Our net cash provided by financing activities for the six months ended June 30, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and $1.3 million from the issuance of common stock from the exercise of stock options and employee stock plan purchases.

 In July 2013, the Company implemented a focused reduction in its workforce of approximately 25 positions, resulting in a remaining workforce of approximately 67 employees. This action is intended to align human and financial resources with the Company’s primary focus on clinical-stage development, while retaining our core discovery capabilities. The Company estimates the costs associated with this action will be comprised principally of severance payments of approximately $525,000 and benefits continuation costs of approximately $100,000, all of which are expected to be paid by December 31, 2013. In addition, in the third quarter of 2013 the Company expects to incur non-cash charges of approximately $150,000 related to the modification of employee stock options.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2013, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance the Company’s working capital and capital requirements into 2016.

 Our contractual obligations were comprised of the following as of June 30, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	5,790	3,129	2,661	—	—
Purchase obligations	5,052	5,052	—	—	—
Total	$12,542	$9,881	$2,661	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of June 30, 2013 our portion of these costs was $33.4 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2013 and 2012:

 Revenue

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$4.4	$11.8	$(7.4)	(62)%

For the six months ended June 30:
Research and development revenue	$10.1	$20.3	$(10.2)	(50)%

              Research and development revenue for the three and six months ended June 30, 2013 and 2012 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092, and the Kyowa Hakka Kirin exclusive license agreement. In addition, during the six months ended June 30, 2013 we completed a one- time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the six months ended June 30, 2013. Research and development revenue for the three and six months ended June 30, 2012 also included revenue from our November 2008 Daiichi Sankyo AKIPTM agreement that ended in November 2012.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through June 30, 2013, totaled $73.4 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the six months ended June 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through June 30, 2013 by $33.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

The $7.4 million revenue decrease in the three months ended June 30, 2013 is primarily due to revenue decreases of $4.9 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, and $2.3 million from our Daiichi Sankyo tivantinib program.

The $10.2 million revenue decrease in the six months ended June 30, 2013 was primarily due to revenue decreases of $9.8 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, $0.4 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $1.8 million from our Daiichi Sankyo tivantinib program. These decreases were partially offset by $1.8 million of other revenue related to a one-time research project.

Research and development

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended June 30:
Research and development	$8.1	$9.3	$(1.2)	(13)%

For the six months ended June 30:
Research and development	$16.3	$18.6	$(2.3)	(12)%

Research and development expense in the three months ended June 30, 2013 decreased by $1.2 million primarily due to $0.3 lower outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib and pipeline programs, $0.5 million lower labor related costs.

Research and development expense in the six months ended June 30, 2013 decreased by $2.3 million primarily due to $0.8 million lower outsourced clinical and product development costs related to our phase 1 and 2 programs for tivantinib and pipeline programs, and $1.0 million lower labor related costs. At June 30, 2013 we had 69 employees dedicated to our research and development program compared to 75 at June 30, 2012.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2013	Program-to-date
c-Met program—tivantinib	Phase 3	$2.0	$81.2

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

Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our product candidates, such as our collaboration agreements with Daiichi Sankyo and Kyowa Hakko Kirin. In the event that third parties have control over the clinical trial process for a product candidate, the estimated completion date would be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our product candidates will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

General and administrative

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.2	$3.5	$(0.3)	(9)%

For the six months ended June 30:
General and administrative	$6.6	$7.1	$(0.5)	(7)%

General and administrative expense decreased in the three and six-month periods ended June 30, 2013 principally due to lower professional fees. General and administrative headcount was 25 at June 30, 2013, compared to 26 at June 30, 2012.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2013	2012	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$132	$79	$53	67%
Interest expense	(6)	(6)	—	—
Other income (expense)	(68)	(2)	66	3,300%

For the six months ended June 30:

Interest income	$283	$144	$139	97%
Interest expense	(10)	(12)	(2)	(17)%
Other income (expense)	(70)	83	(153)	(184)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and six-month periods ended June 30, 2013 primarily due to an increase in our portfolio balance. Interest expense was incurred on our notes payable. Other income (expense) in the three and six-month periods ended June 30, 2013 includes a loss of $68 thousand and a loss of $70 thousand, from the decrease in fair value of our auction rate securities, respectively  Other income (expense) in the three and six-month periods ended June 30, 2012 includes a loss of $2 thousand from the decrease in fair value of our auction rate securities, and a gain of $83 thousand from the increase in fair value of our auction rate securities, respectively.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at June 30, 2013 and December 31, 2012 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: July 30, 2013	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

