Form 10-Q
period 2013-09-30
ARQULE INC
filed 2013-11-07
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

Number of shares outstanding of the registrant’s Common Stock as of October 28, 2013:

Common Stock, par value $.01   62,703,306 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2013

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$17,049	$14,327
Marketable securities-short term	65,213	64,944
Prepaid expenses and other current assets	383	344
Total current assets	82,645	79,615
Marketable securities-long term	20,792	51,328
Property and equipment, net	1,334	1,992
Other assets	1,077	1,258
Total assets	$105,848	$134,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,090	$10,163
Note payable	1,700	1,700
Current portion of deferred revenue	14,077	14,232
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	24,419	26,647
Deferred revenue, net of current portion	15,279	25,733
Deferred gain on sale leaseback, net of current portion	368	784
Total liabilities	40,066	53,164
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,703,306 and 62,399,827 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	627	624
Additional paid-in capital	504,066	500,655
Accumulated other comprehensive income	85	102
Accumulated deficit	(438,996)	(420,352)
Total stockholders’ equity	65,782	81,029
Total liabilities and stockholders’ equity	$105,848	$134,193

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2013	2012	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$3,542	$10,944	$13,639	$31,271

Costs and expenses:
Research and development	5,955	8,146	22,218	26,720
General and administrative	3,113	3,387	9,711	10,500
Restructuring costs	667	—	667	—
Total costs and expenses	9,735	11,533	32,596	37,220

Loss from operations	(6,193)	(589)	(18,957)	(5,949)

Interest income	114	150	397	294
Interest expense	(8)	(7)	(18)	(19)
Other income (expense)	4	15	(66)	98

Net loss	(6,083)	(431)	(18,644)	(5,576)

Unrealized gain (loss) on marketable securities	41	273	(17)	166
Comprehensive loss	$(6,042)	$(158)	$(18,661)	$(5,410)

Basic and diluted net loss per share:
Net loss per share	$(0.10)	$(0.01)	$(0.30)	$(0.09)

Weighted average basic and diluted common shares outstanding	62,512	62,224	62,457	58,987

The accompanying notes are an integral part of these interim unaudited financial statements

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(18,644)	$(5,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	818
Amortization of premium/discount on marketable securities	1,682	1,232
Amortization of deferred gain on sale leaseback	(416)	(416)
Non-cash stock compensation	3,201	3,242
Loss (gain) on auction rate securities	66	(98)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	3,080
Other long-term assets	181	110
Accounts payable and accrued expenses	(2,073)	(591)
Deferred revenue	(10,609)	(27,011)
Net cash used in operating activities	(25,993)	(25,210)
Cash flows from investing activities:
Purchases of marketable securities	(29,275)	(116,437)
Proceeds from sale or maturity of marketable securities	57,777	93,802
Purchases of property and equipment	—	(117)
Net cash provided by (used in) investing activities	28,502	(22,752)
Cash flows from financing activities:
Proceeds from stock offering, net	—	56,256
Proceeds from stock option exercises and employee stock plan purchases	213	1,554
Net cash provided by financing activities	213	57,810
Net increase in cash and cash equivalents	2,722	9,848
Cash and cash equivalents, beginning of period	14,327	11,095
Cash and cash equivalents, end of period	$17,049	$20,943

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

On September 3, 2013, we announced that we and Daiichi Sankyo had received a letter from the Data Monitoring Committee (“DMC”) of the ongoing pivotal Phase 3 METIV-HCC trial recommending that the dosage of tivantinib tested in this study be reduced from 240 mg twice daily (“BID”) to 120 mg BID and that certain enhanced patient monitoring procedures be instituted to confirm the safety profile of the lower dose. This recommendation resulted from the observation of a higher incidence of neutropenia in the METIV-HCC trial than was observed in our and Daiichi Sankyo’s Phase 2 trial in the same patient population. We and Daiichi Sankyo have accepted the recommendation of the DMC to implement the lower dose and have submitted protocol amendments with regulatory authorities and related parties. After a prescribed number of patients have been dosed at 120 mg BID, the DMC will review data from that patient cohort to determine the safety profile of the lower dose and whether to recommend any further action.

We announced enrollment of the first patient in the METIV-HCC trial on January 31, 2013. This trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who have received one or two prior systemic anti-cancer therapies and who are receiving tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median OS and PFS in these MET-high patients.

On September 30, 2013 at the European Cancer Congress, we announced the presentation of final data from MARQUEE (a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous non-small cell lung cancer (“NSCLC”). These data demonstrated clinical benefits in patients with NSCLC whose tumors expressed high levels of MET protein. The overall safety profile among patients receiving tivantinib (360 milligrams BID) and erlotinib (150 milligrams daily) was manageable and consistent with findings at a previous planned interim analysis announced on October 2, 2012. At that time, the independent DMC of MARQUEE recommended that the study be discontinued early after concluding that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the intent-to-treat (“ITT”) population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis. We and Daiichi Sankyo previously provided information regarding the discontinuation of MARQUEE to health authorities and those clinical investigators participating in studies of tivantinib. Our analysis of data from the MARQUEE trial and other studies will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it would permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding could continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

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

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received milestone payments of $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from the dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That milestone was netted against our cumulative share of Phase 3 collaboration costs in the nine months ended September 30, 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

We have regained worldwide rights for the development and commercialization of ARQ 092, an AKT inhibitor, and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we are responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations related to this program.

ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. In addition to ARQ 092, our priorities within this pipeline include ARQ 087, an inhibitor of fibroblast growth factor receptor. Following an analysis of Phase 1 data and the related therapeutic landscapes of our other pipeline candidates, which include ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, we have decided to place the Investigational New Drug (“IND”) applications for these two candidates on inactive status.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of September 30, 2013, the results of our operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. The agreement was terminated in 2012 and accordingly no revenue was recognized in the three or nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, revenues recognized were $4.5 million and $14.3 million, respectively.

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

Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under the agreement were divided into separate units of accounting based on whether the deliverable provides stand-alone value to the licensee. These units of accounting consist of (i) the license to develop and commercialize ARQ 092, (ii) committed future clinical trial services, (iii) committed future clinical trial costs and (ii) steering committee services. We determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The development period for this agreement concluded in June 2013. We recognized revenue of zero and $1.3 million, and $0.6 million and $2.2 million related to this agreement for the three and nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was no balance remaining in deferred revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2013, totaled $76.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the nine months ended September 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through September 30, 2013 by $36.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended September 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $23 as research and development revenue under the contingency adjusted performance model. Through the nine months ended September 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

For the three months and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Therefore, since the fourth quarter of 2012, revenue has been recognized over this revised development period. For the three and nine months ended September 30, 2013 and 2012, $2.1 million and $6.3 million, and $4.4 million and $10.5 million, respectively were recognized as net revenue. At September 30, 2013, $14.7 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. We received a $3 million portion of an upfront licensing fee under this agreement in the first quarter of 2007, and we received an additional $27 million in upfront licensing fees on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with tivantinib by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010. In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial in Asia of tivantinib and erlotinib in non-squamous NSCLC patients with wild type EGFR. Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through April 2016.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, we will be eligible for future milestone payments based on the achievement of certain levels of net sales. We will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of September 30, 2013, we had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and nine months ended September 30, 2013 and 2012 $1.4 million and $4.3 million, and $1.4 million and $4.3 million, respectively were recognized as revenue. At September 30, 2013, $14.7 million remains in deferred revenue.

Other Project Revenue

During the nine months ended September 30, 2013 we completed a one-time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the nine months ended September 30, 2013. No such revenue was recognized in the three months ended September 30, 2013.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2013 and December 31, 2012:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$65,151	$72	$(10)	$65,213
Corporate debt securities-long term	19,046	29	(6)	19,069
Total available-for-sale marketable securities	$84,197	$101	$(16)	$84,282

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$64,921	$45	$(22)	$64,944
Corporate debt securities-long term	49,460	93	(14)	49,539
Total available-for-sale marketable securities	$114,381	$138	$(36)	$114,483

Our available-for-sale marketable securities in a loss position at September 30, 2013 and December 31, 2012, were in a continuous unrealized loss position for less than 12 months.

The following is a summary of the fair value of trading securities we held at September 30, 2013 and December 31, 2012:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(377)	$1,723
Total trading securities	$2,100	$—	$(377)	$1,723

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(311)	$1,789
Total trading securities	$2,100	$—	$(311)	$1,789

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At September 30, 2013 and December 31, 2012, our auction rate securities are included in marketable securities-long term and total $1,723 and $1,789, respectively. The net increase in value of our auction rate securities of $4 in the three months ended September 30, 2013, was recorded as a gain in other income (expenses) in the statement of operations and comprehensive loss The net decrease in value of our auction rate securities of $66 in the nine months ended September 30, 2013, was recorded as a loss in other income (expenses) in the statement of operations and comprehensive loss. The net increase in value of our auction rate securities of $15 and $98 in the three and nine months ended September 30, 2012, respectively, was recorded as a gain in other income (expenses) in the statement of operations and comprehensive loss.

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

	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,543	$13,543	$—	$—
Corporate debt securities-short term	65,213	—	65,213	—
Corporate debt securities-long term	19,069	—	19,069	—
Auction rate securities-long term	1,723	—	—	1,723
Total	$99,548	$13,543	$84,282	$1,723

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,754	$11,754	$—	$—
Corporate debt securities-short term	64,944	—	64,944	—
Corporate debt securities-long term	49,539	—	49,539	—
Auction rate securities-long term	1,789	—	—	1,789
Total	$128,026	$11,754	$114,483	$1,789

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(66)
Balance at September 30, 2013	$1,723

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2012:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	98
Balance at September 30, 2012	$1,774

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the nine months ended September 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Estimated Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,723	Discounted cash flow
			Maximum rate	1.8%
			Liquidity risk premium	3.5% - 4.5%
			Probability of earning maximum rate until maturity	0.05%
			Probability of principal returned prior to maturity	74.4% - 76.9%
			Probability of default	23.0% - 25.5%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2013 and December 31, 2012:

	2013	2012
Accounts payable	$478	$560
Accrued payroll	2,157	2,872
Accrued outsourced pre-clinical and clinical fees	4,477	5,501
Accrued professional fees	487	641
Accrued restructuring costs	125	—
Other accrued expenses	366	589
	$8,090	$10,163

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 7,988,732 and 7,474,258 for the three and nine months ended September 30, 2013 and 2012, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2013 and 2012.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$240	$413	$1,077	$1,287
General and administrative	511	617	1,986	1,955
Restructuring	138	—	138	—
Total stock-based compensation expense	$889	$1,030	$3,201	$3,242

In the three months and nine months ended September 30, 2013 and 2012, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2013 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,220,910	2.53
Exercised	(3,000)	2.35
Cancelled	(386,636)	4.78

Outstanding as of September 30, 2013	7,988,732	$5.26

Exercisable as of September 30, 2013	5,312,463	$5.35

The aggregate intrinsic value of options outstanding at September 30, 2013 was $0. The weighted average grant date fair value of options granted in the nine months ended September 30, 2013 and 2012 was $1.69 and $4.67 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2013 and 2012 was $1 and $603. In the nine months ended September 30, 2013, 3,000 options were exercised.

Shares vested, expected to vest and exercisable at September 30, 2013 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2013	7,840,058	$5.26	5.76	$—
Exercisable at September 30, 2013	5,312,463	$5.35	4.44	$—

The total compensation cost not yet recognized as of September 30, 2013 related to non-vested option awards was $6.8 million, which will be recognized over a weighted-average period of 2.4 years. During the nine months ended September 30, 2013 281,734 shares were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2013 was 4.4 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2012. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $166 and $204 for the nine months ended September 30, 2013 and 2012, respectively.

Restricted stock activity under the Plan for the nine months ended September 30, 2013 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	79,795	$3.54
Granted	242,697	2.51
Vested	(80,993)	3.49
Cancelled	(35,767)	2.51
Unvested as of September 30, 2013	205,732	$2.51

The fair value of restricted stock vested in the nine months ended September 30, 2013 and 2012 was $206 and $749, respectively.

Through September 30, 2013, 105,262 shares have been forfeited, and 572,219 shares have vested under the plan.

In July 2010, we amended our chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In February 2012, we amended our chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets.

In March 2013, we amended our chief operating officer’s (the “COO’s”) employment agreement to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, we amended our CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets.

Through September 30, 2013, no expense has been recorded for any of these performance-based stock units.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard on January 1, 2013 did not impact our financial position or results of operations.

8. INCOME TAXES

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

At September 30, 2013 and December 31, 2012, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2010 through 2012 and our state tax returns for the tax years 2009 through 2012 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

9. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at September 30, 2013 and 2012, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $8 and $18 and $7 and $19 for the three and nine months ended September 30, 2013 and 2012, respectively.

Management believes the carrying value of the note payable approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

10. RESTRUCTURING

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 and benefits continuation costs of $94. In the quarter ended September 30, 2013, $403 of these costs was paid and the remaining amount is expected to be paid by December 31, 2013. In addition, in the three months ended September 30, 2013, we incurred non-cash charges of approximately $139 related to the modification of employee stock options.

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

On September 3, 2013, we announced that we and Daiichi Sankyo had received a letter from the Data Monitoring Committee (“DMC”) of the ongoing pivotal Phase 3 METIV-HCC trial recommending that the dosage of tivantinib tested in this study be reduced from 240 mg twice daily (“BID”) to 120 mg BID and that certain enhanced patient monitoring procedures be instituted to confirm the safety profile of the lower dose. This recommendation resulted from the observation of a higher incidence of neutropenia in the METIV-HCC trial than was observed in our and Daiichi Sankyo’s Phase 2 trial in the same patient population. We and Daiichi Sankyo have accepted the recommendation of the DMC to implement the lower dose and have submitted protocol amendments with regulatory authorities and related parties. After a prescribed number of patients have been dosed at 120 mg BID, the DMC will review data from that patient cohort to determine the safety profile of the lower dose and whether to recommend any further action.

We and Daiichi Sankyo are not yet able to determine how the timeline for recruitment of the trial may be delayed compared with original estimates as a result of the proposed amendment and subsequent data review. We expect that the dose reduction will reduce the incidence of neutropenia observed to date in the METIV-HCC trial, resulting in greater patient safety and fewer early patient terminations. We also believe we have now selected a dose that will offer the best possibility for a favorable benefit-risk ratio. We will continue to review available data from this and other studies to better understand the increased incidence of neutropenia observed in the METIV-HCC trial compared with the Phase 2 HCC trial, including any possible impact from a change in dosage form. The incidence of neutropenia seen in the METIV-HCC trial to date has not been observed in other trials with tivantinib, which continue to employ a dose of 360 mg BID.

We announced enrollment of the first patient in the METIV-HCC trial on January 31, 2013. This trial is a randomized, double-blind, controlled study of previously treated patients with MET-high inoperable HCC who have received one or two prior systemic anti-cancer therapies and who are receiving tivantinib as a single agent or placebo. The primary endpoint of this trial is overall survival (“OS”), and the secondary endpoint is progression-free survival (“PFS”). Approximately 300 patients are planned to be enrolled at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). The METIV trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant improvement in the primary endpoint of time-to-progression (“TTP”) in previously treated patients. Patients with higher levels of MET who were treated with tivantinib in this Phase 2 trial experienced pronounced benefit in prolonged TTP. Additional data from this trial, presented at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, demonstrated significant improvements in median OS and PFS in these MET-high patients.

On September 30, 2013 at the European Cancer Congress, we announced the presentation of final data from MARQUEE (a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC). These data demonstrated clinical benefits in patients with non-squamous, non-small cell lung cancer (“NSCLC”) whose tumors expressed high levels of MET protein. In the intent-to-treat (“ITT”) population of 1048 patients in MARQUEE, median OS in the treatment arm of tivantinib plus erlotinib was 8.5 months versus 7.8 months in the erlotinib only control arm (hazard ratio = 0.98, p = 0.81), while median PFS was 3.6 months in the treatment arm versus 1.9 months in the control arm (hazard ratio = 0.74, p < 0.001). ORR was 10.3 percent in the treatment arm compared to 6.5 percent in the control arm.

Median OS for patients with MET High NSCLC in the treatment arm was 9.3 months compared to 5.9 months in the control arm (hazard ratio = 0.70, p = 0.03), and median PFS for the treatment arm was 3.6 months compared to 1.9 months for the control arm (hazard ratio = 0.72, p = 0.01). ORR was 10.6 percent for patients with MET-high NSCLC in the treatment arm versus 6.5 percent in the control arm. Median OS for patients with MET Low NSCLC in the treatment arm was 8.5 months compared to 7.7 months in the control arm (hazard ratio = 0.90, p = 0.53), and median PFS for the treatment arm was 3.7 months compared to 1.9 months for the control arm (hazard ratio = 0.66, p = 0.006). ORR was 11.2 percent for patients with MET-low NSCLC in the treatment arm versus 5.5 percent in the control arm. MET protein expression in this trial was measured using immunohistochemistry.

Patients classified as MET-high had 50 percent or more of tumor tissue stained with an intensity of 2+ and/or 3+, and the MET analysis must have taken place within 90 days following tissue sectioning. Of the 1048 patients in the trial, 445 were evaluable for MET status. Patients with MET-high NSCLC numbered 211, and the number with MET-low disease was 234. The overall safety profile among patients receiving tivantinib (360 milligrams BID) and erlotinib (150 milligrams daily) was manageable and consistent with findings at a previous planned interim analysis announced on October 2, 2012. At that time, the independent DMC of MARQUEE recommended that the study be discontinued early after concluding that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis.

We and Daiichi Sankyo previously provided information regarding the study discontinuation to health authorities and those clinical investigators participating in studies of tivantinib. Our analysis of data from the MARQUEE trial and other studies will inform our decisions regarding potential further development in NSCLC or in certain biomarker-defined sub-groups within this disease population. In NSCLC, we are also conducting a Phase 2, randomized trial of tivantinib and erlotinib in patients with a mutated form of the KRAS gene.

On October 30, 2012, we reported that we had been informed by Kyowa Hakko Kirin that it would permanently suspend enrollment in its ongoing Phase 3 ATTENTION (Asian Trial of Tivantinib plus Erlotinib for NSCLC without EGFR Mutation) trial following the recommendation of an independent Safety Review Committee (“SRC”) in Japan after the reporting of cases of interstitial lung disease (“ILD”) in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding could continue to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Data from the trial are expected in early 2014. The ATTENTION trial is investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with the wild-type form of the EGFR gene. This trial is being conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan.

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

We have regained worldwide rights for the development and commercialization of ARQ 092, an AKT inhibitor, and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we are responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations related to this program.

ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. In addition to ARQ 092, our priorities within this pipeline include ARQ 087, an inhibitor of fibroblast growth factor receptor. Following an analysis of Phase 1 data and the related therapeutic landscapes of our other pipeline candidates, which include ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, we have decided to place the Investigational New Drug (“IND”) applications for these two candidates on inactive status.

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

We have incurred a cumulative deficit of approximately $439 million from inception through September 30, 2013. We recorded a net loss for 2010, 2011 and 2012 and expect a net loss for 2013.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2013, totaled $76.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the nine months ended September 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through September 30, 2013 by $36.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended September 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $23 thousand as research and development revenue under the contingency adjusted performance model. Through the nine months ended September 30, 2013, we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

For the three and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012

In November 2012, we completed our research collaboration with Daiichi Sankyo under an agreement entered into in 2008 that was focused on applications of our proprietary AKIPTM technology and know-how. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Revenue for this agreement was recognized using the contingency-adjusted performance model with a performance period through November 2012.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. We received a $3 million portion of an upfront licensing fee under this agreement in the first quarter of 2007, and we received an additional $27 million in upfront licensing fees on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin, and in September 2010, we received a $5 million milestone payment. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible regulatory milestone payments totaling $123 million, we will be eligible for future milestone payments based on the achievement of certain levels of net sales.

We will recognize the payments, if any, as revenue in accordance with our revenue recognition policies. As of September 30, 2013, we have not recognized any revenue from these sales milestone payments, and there can be no assurance that we will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2013	2012	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$82.3	$79.3	$3.0	4%
Marketable securities-long term	20.8	51.3	(30.5)	(59)%
Notes payable	1.7	1.7	—	—
Working capital	58.2	53.0	5.2	10%

	Nine Months Ended
	September 30, 2013	September 30, 2012	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(26.0)	$(25.2)	$(0.8)
Investing activities	28.5	(22.8)	51.3
Financing activities	0.2	57.8	(57.6)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2013 and 2012, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $26.0 million and $25.2 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $28.5 million for the nine months ended September 30, 2013 was comprised of net sales of marketable securities. Our net cash used by investing activities of $22.8 million for the nine months ended September 30, 2012 was comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at September 30, 2013 and December 31, 2012, invested in auction rate securities.

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

Our net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2013 from employee stock plan purchases. Our net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and $1.5 million from the issuance of common stock from the exercise of stock options and employee stock plan purchases.

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 thousand and benefits continuation costs of $94 thousand. In the quarter ended September 30, 2013, $403 thousand of these costs was paid and the remaining amount is expected to be paid by December 31, 2013. In addition, in the three months ended September 30, 2013, we incurred non-cash charges of approximately $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the quarter ended September 30, 2013 are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2013, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2016.

Our contractual obligations were comprised of the following as of September 30, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	5,022	3,157	1,865	—	—
Purchase obligations	4,511	4,511
Restructuring costs	125	125	—	—	—
Total	$11,358	$9,493	$1,865	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support our research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of September 30, 2013 our portion of these costs was $36.9 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2012 on Form  10-K filed with the SEC on March 14, 2013.

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2013 and 2012:

Revenue

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$3.5	$10.9	$(7.4)	(68)%

For the nine months ended September 30:
Research and development revenue	$13.6	$31.3	$(17.7)	(56)%

Research and development revenue for the three and nine months ended September 30, 2013 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue for the nine months ended September 30, 2013 also includes revenue from the license agreement with Daiichi Sankyo for the development of ARQ 092. During the nine months ended September 30, 2013 we completed a one- time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the nine months ended September 30, 2013.

Research and development revenue for the three months and nine months ended September 30, 2012 was comprised of revenue from the Daiichi Sankyo tivantinib development agreement, the Daiichi Sankyo AKIPTM agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092, and the Kyowa Hakko Kirin exclusive license agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs inception to date through September 30, 2013, totaled $76.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. In January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was netted against our cumulative share of Phase 3 collaboration costs in the nine months ended September 30, 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones earned through September 30, 2013 by $36.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the three months ended September 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $23 thousand as research and development revenue under the contingency adjusted performance model. Through the nine months ended September 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

For the three months and nine months ended September 30, 2012 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.3 million and $1.2 million, respectively which were recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the three and nine months ended September 30, 2012, zero and $2.5 million of these advance drug purchases, respectively were also recognized as contra-revenue. There were no advance drug purchases in the nine months ended September 30, 2012.

The $7.4 million revenue decrease in the three months ended September 30, 2013 is primarily due to revenue decreases of $4.5 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, $0.6 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $2.3 million from our Daiichi Sankyo tivantinib program.

The $17.7 million revenue decrease in the nine months ended September 30, 2013 was primarily due to revenue decreases of $14.3 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, $1.0 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $4.1 million from our Daiichi Sankyo tivantinib program. These decreases were partially offset by $1.7 million of other revenue related to a one-time research project.

Research and development

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended September 30:
Research and development	$6.0	$8.1	$(2.1)	(27)%

For the nine months ended September 30:
Research and development	$22.2	$26.7	$(4.5)	(17)%

Research and development expense in the three months ended September 30, 2013 decreased by $2.1 million primarily due to lower labor related costs of $0.6 million from the July 2013 restructuring and $0.3 million from attrition, $0.4 million lower outsourced clinical and product development costs principally resulting from final expense determinations for certain completed Phase 2 studies, reduced lab expenses of $0.3 million, and lower professional fees of $0.2 million other cost reductions of $0.3 million.

 Research and development expense in the nine months ended September 30, 2013 decreased by $4.5 million primarily due to lower labor related costs of $0.6 million from the July 2013 restructuring and $1.1 million from attrition, $1.2 million lower outsourced clinical and product development costs principally resulting from final expense determinations for certain completed Phase 2 studies, reduced lab expenses of $0.4 million, lower professional fees of $0.3 million, and other cost reductions of $0.9 million.

 At September 30, 2013 we had 44 employees dedicated to our research and development program compared to 74 at September 30, 2012.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2013	Program-to-date
c-Met program—tivantinib	Phase 3	$2.2	$81.4

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

General and administrative

			Increase (decrease)
	2013	2012	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.1	$3.4	$(0.3)	(8)%

For the nine months ended September 30:
General and administrative	$9.7	$10.5	$(0.8)	(8)%

General and administrative expense decreased in the three period ended September 30, 2013 principally due to lower professional fees. General and administrative expense decreased in the nine-month period ended September 30, 2013 principally due to $0.3 million lower professional fees, $0.3 million lower labor related costs and $0.2 million of other costs. General and administrative headcount was 21 at September 30, 2013, compared to 25 at September 30, 2012.

Restructuring

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 thousand and benefits continuation costs of $94 thousand. In the quarter ended September 30, 2013, $403 thousand of these costs was paid and the remaining amount is expected to be paid by December 31, 2013. In addition, in the three months ended September 30, 2013,we incurred non-cash charges of approximately $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the quarter ended September 30, 2013, are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.

 There were no restructuring costs in the three or nine months ended September 30, 2012.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2013	2012	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$114	$150	$(36)	(24)%
Interest expense	(8)	(7)	1	14%
Other income (expense)	4	15	(11)	(73)%

For the nine months ended September 30:

Interest income	$397	$294	$103	35%
Interest expense	(18)	(19)	(1)	(5)%
Other income (expense)	(66)	98	(164)	(167)%

Interest income is derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in the three month period ended September 30, 2013 primarily due to a decrease in our portfolio balance. Interest income increased in the nine month period ended September 30, 2013 primarily due to an increase in our investment yields. Interest expense was incurred on our notes payable. Other income (expense) in the three and nine-month periods ended September 30, 2013 includes a gain of $4 thousand and a loss of $66 thousand, respectively from the change in fair value of our auction rate securities. Other income (expense) in the three and nine-month periods ended September 30, 2012 includes a gain of $15 thousand and $98 thousand, respectively from the increase in fair value of our auction rate securities.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard on January 1, 2013 did not impact our financial position or results of operations.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations, our financial condition, research, development and commercialization of our product candidates and anticipated trends in our business are forward-looking statements.

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

Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies. Also, the planned timing of initiation of clinical trials and the duration and conclusion of such trials for our drugs are subject to our ability to enroll patients, enter into agreements with clinical trial sites and investigators, and other technical hurdles and issues that may not be resolved.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 14, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent our judgment as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at September 30, 2013 and December 31, 2012 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: November 7, 2013	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

