Form 10-K
period 2013-12-31
ARQULE INC
filed 2014-03-05
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 COMMISSION FILE NUMBER: 000-21429
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was: $144,967,056.
There were 62,863,205 shares of the registrant’s common stock outstanding as of February 25, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 13, 2014 which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of the Form 10-K.

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
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET” or “MET”) and its biological pathway. C-MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program designed to realize the broad potential of tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.
Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC, conducted by Daiichi Sankyo and us. The primary endpoint is overall survival (“OS”) in the intent-to-treat population (“ITT”), and the secondary endpoint is progression free survival (“PFS”) in the same population. A dose reduction in the METIV-HCC trial from 240 mg twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the DMC of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose. Pharmacokinetic analyses among a predefined number of patients treated with the 120 mg BID tablet dose showed that the incidence of neutropenia was reduced with this lower dose and that the plasma exposure of the lower dose was comparable to the 240 mg BID capsule dose in the Phase 2 trial with similar medians and overlapping ranges.
Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.
On January 16, 2014, we reported that Kyowa Hakko Kirin, provided us with top-line results of the amended Phase 3 randomized, double-blind ATTENTION clinical trial evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous non-small cell lung cancer (“NSCLC”) with wild-type epidermal growth factor receptor (“EGFR”) in Asia (Japan, Korea and Taiwan). Enrollment in ATTENTION had been originally planned at 460 patients. Recruitment of new patients was permanently suspended in October 2012 based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients recruited into ATTENTION as of October 2012 were allowed to continue thereafter in the trial after being re-consented, and including such patients, 307 patients in total were included in the final analysis.
In the intent to treat (“ ITT”) population of ATTENTION, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant (median OS of 12.9 months vs. 11.2 months, hazard ratio = 0.89, p = 0.4). PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib.
On September 30, 2013 at the European Cancer Congress, we and our partner Daichii Sankyo, presented final data from MARQUEE, a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. Of the 1,048 patients in the trial, 445 were evaluable for MET status. Patients with MET-high NSCLC numbered 211, and the number with MET-low disease was 234. These data demonstrated clinical benefits in patients with non-squamous NSCLC whose tumors expressed high levels of MET protein. The overall safety profile among patients receiving tivantinib (360 milligrams BID) and erlotinib (150 milligrams daily) was consistent with findings at a previous planned interim analysis announced on October 2, 2012. Unlike the ATTENTION trial, no imbalance was observed in the incidence of ILD between treatment and control arms, with one case (0.2%) reported in the treatment arm and four cases (0.8%) in the control arm.
At the time of the interim analysis of MARQUEE, the independent DMC recommended that the study be discontinued early after concluding that it would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis. We and our partners are evaluating data from the MARQUEE and ATTENTION trials to determine whether the potential exists for further trials in patient sub-populations within this disease category who may benefit from treatment that includes tivantinib.
On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS and ORR results obtained in both the control arm and the treatment arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2013, showing that the median PFS in the treatment arm was 8.3 months, compared with 7.3 months in the control arm. Median OS in the treatment arm was 19.8 months, compared with 16.9 months in the control arm. ORR in the treatment arm was 45 percent versus 33 percent in the control arm. Adverse events were reported at similar rates in the treatment and control arms of the trial, except for increased neutropenia observed in the treatment arm, with no discontinuations of treatment for this reason. Tivantinib was generally well tolerated in combination with the approved doses of irinotecan and cetuximab studied in this trial.
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect.
We have regained worldwide rights for the development and commercialization of ARQ 092, an Akt inhibitor, and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we became responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
ARQ 092 is part of our proprietary pipeline of product candidates in Phase 1 clinical testing directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092 and ARQ 087, a multi-kinase inhibitor with pan-fibroblast growth factor receptor (“FGFR”) activity. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.
Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate novel kinase inhibitors that are potent and selective against their targets. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinases, identifying potential candidates for clinical development. We utilize our proprietary kinase –focused libraries that are enriched with chemical matter to enhance the efficiency and effectiveness of these efforts.
PRODUCT CANDIDATES
Tivantinib (ARQ 197): Lead Product Candidate
We are developing our lead product candidate, tivantinib, with our partner, Daiichi Sankyo, in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Tivantinib is an inhibitor of MET that does not compete with adenosine triphosphate (“ATP”). We believe that MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies.
We and our partners are implementing a clinical development program designed to realize the broad potential of tivantinib as a single agent and in combination with other anti-cancer therapies. We are conducting trials in a number of indications, the most advanced of which is HCC, and we are completing earlier-stage combination therapy trials with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.

Liver Cancer (Hepatocellular carcinoma or HCC)
On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV-HCC trial of tivantinib for patients diagnosed with HCC who have received one or two prior systemic anti-cancer therapies. The METIV-HCC trial is a randomized, double-blind, controlled study of previously treated patients with MET-diagnostic-high inoperable HCC who will receive tivantinib as a single agent or placebo. The primary endpoint is OS, and the secondary endpoint is PFS.
A dose reduction in the METIV-HCC trial from 240 mg BID tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the DMC of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose. Pharmacokinetic analyses among a predefined number of patients treated with the 120 mg BID tablet dose showed that the incidence of neutropenia was reduced with this lower dose and that the plasma exposure of the lower dose was comparable to the 240 mg BID capsule dose in the Phase 2 trial with similar medians and overlapping ranges.
Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. We and Daiichi Sankyo estimate completion of patient enrollment in METIV-HCC in mid-2016. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.
The METIV-HCC trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC initially announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant 56 percent improvement in the primary endpoint of TTP in the ITT population of previously treated patients. The 107 patients in this trial had unresectable HCC and had experienced disease progression after first-line therapy or were unable to tolerate such therapy. TTP was defined as the time from patient randomization until objective tumor progression using RECIST (Response Evaluation Criteria in Solid Tumors) 1.1 criteria evaluated by central radiological review.
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
At the start of the Phase 2 trial, patients were randomized to receive tivantinib in 360 milligram capsules BID or placebo. Due to the rate of neutropenia, the tivantinib dose was reduced to 240 milligram capsules BID for all patients. Adverse events were reported at similar rates in the treatment and placebo arms, except for a higher incidence of fatigue and hematologic events, including neutropenia and anemia, in tivantinib-treated patients. The incidence of these types of events declined following dose reduction. We continue to monitor the safety profile of tivantinib in patients with HCC, among whom underlying cirrhosis and compromised liver function may limit the body’s ability to process tivantinib and thereby increase such events.

In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.
Non-small cell lung cancer
MARQUEE Phase 3 Trial
On September 30, 2013 at the European Cancer Congress, we and our partner Daichii Sankyo, presented final data from MARQUEE, a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. These data demonstrated clinical benefits in patients whose tumors expressed high levels of MET protein. The overall safety profile among patients receiving tivantinib (360 mg BID) and erlotinib (150 mg BID) was consistent with findings at a previous planned interim analysis announced on October 2, 2012. At that time, the independent DMC of MARQUEE recommended that the study be discontinued early after concluding that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis. The data cut-off for full study analyses was December 15, 2012.
As presented at the European Cancer Congress, in the ITT population of 1,048 patients in MARQUEE, median overall survival (OS) in the treatment arm of tivantinib plus erlotinib was 8.5 months versus 7.8 months in the erlotinib only control arm (hazard ratio = 0.98, p = 0.81), while median PFS was 3.6 months in the treatment arm versus 1.9 months in the control arm (hazard ratio = 0.74, p 0.001). ORR was 10.3 percent in the treatment arm compared to 6.5 percent in the control arm.
Of the total number of patients in the trial, 445 were evaluable for MET status. Patients with MET-high NSCLC numbered 211, and the number with MET-low disease was 234. Median OS for patients with MET-high NSCLC in the treatment arm was 9.3 months compared to 5.9 months in the control arm (hazard ratio = 0.70, p = 0.03), and median PFS for the treatment arm was 3.6 months compared to 1.9 months for the control arm (hazard ratio = 0.72, p = 0.01). ORR was 10.6 percent for patients with MET-high NSCLC in the treatment arm versus 6.5 percent in the control arm. Median OS for patients with MET-low NSCLC in the treatment arm was 8.5 months compared to 7.7 months in the control arm (hazard ratio = 0.90, p = 0.53), and median PFS for the treatment arm was 3.7 months compared to 1.9 months for the control arm (hazard ratio = 0.66, p = 0.006). ORR was 11.2 percent for patients with MET-low NSCLC in the treatment arm versus 5.5 percent in the control arm.
We incorporated into the SPA for the MARQUEE trial a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of MET and of tivantinib. In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents. These efforts include the generation and interpretation of clinical and pre-clinical data by us, our partners and third parties suggesting potential anti-cancer activity in addition to MET inhibition. In this regard, certain preclinical experiments have demonstrated that tivantinib has activity against cells that harbor little or undetectable levels of MET, suggesting an additional mechanism or mechanisms in those settings, including mitotic arrest, or the possible involvement of cellular mechanisms and signaling pathways activated by MET. Although it is unclear what effect such activity may have in clinical settings, data from randomized, controlled clinical trials demonstrate that tivantinib has greater benefit for patients who have tested positive for high MET status while showing less activity in MET low populations. As a result, we believe that MET status remains the most significant biomarker for further development of the drug, and we, our partners, and academic collaborators intend to focus on such patient populations in a number of tumor types. We will pursue these and future findings to inform our decisions regarding additional clinical settings and patient populations for tivantinib.

ATTENTION Phase 3 Trial
On January 16, 2014, we reported that Kyowa Hakko Kirin provided us with top-line results of the amended Phase 3 randomized, double-blind ATTENTION clinical trial evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous NSCLC with wild-type EGFR in Asia (Japan, Korea and Taiwan). Enrollment in ATTENTION had been originally planned at 460 patients, and the trial’s statistical analysis plan was calibrated accordingly and remained unchanged. Recruitment of new patients was permanently suspended in October 2012 based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in ILD cases as a drug-related adverse event. Patients recruited into ATTENTION as of October 2012 were allowed to continue thereafter in the trial after being re-consented, and including such patients, 307 patients in total were included in the final analysis.
In the ITT population of ATTENTION, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant (median OS of 12.9 months vs. 11.2 months, hazard ratio = 0.89, p = 0.4). PFS and ORR results also showed a trend toward improvement favoring the treatment arm. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib. In the Phase 3 MARQUEE trial in non-squamous NSCLC conducted in Western countries, no imbalance was observed in the incidence of ILD between treatment and control arms, with one case (0.2%) reported in the treatment arm and four cases (0.8%) in the control arm.
ATTENTION is a randomized, double-blind Phase 3 trial comparing OS of investigating the use of tivantinib and erlotinib versus erlotinib and placebo in second line non-squamous NSCLC patients with wild-type EGFR. This trial was conducted by Kyowa Hakko Kirin in Japan, South Korea and Taiwan. The design of this trial was based on the results of clinical studies conducted by Kyowa Hakko Kirin in Japan and those conducted by Daiichi Sankyo and us in the U.S. and Europe.
KRAS Mutation-Positive Phase 2 Trial
We have completed enrollment of patients in a Phase 2, randomized open label trial of tivantinib and erlotinib in NSCLC patients with a mutated form of the KRAS gene. We selected this patient population based on a signal of clinical benefit observed among KRAS-mutant patients who comprised a sub-group in our previous randomized Phase 2 trial in NSCLC. The primary endpoint of this trial is PFS, and secondary endpoints include OS, ORR and safety. Approximately 100 patients were enrolled at clinical sites in the U.S., and we expect to present data from this trial in 2014.
Colorectal Cancer Trial
On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS and ORR results obtained in both the control arm and the treatment arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2013, showing that the median PFS in the treatment arm was 8.3 months, compared with 7.3 months in the control arm. Median OS in the treatment arm was 19.8 months, compared with 16.9 months in the control arm. ORR in the treatment arm was 45 percent versus 33 percent in the control arm. Adverse events were reported at similar rates in the treatment and control arms of the trial, except for increased neutropenia observed in the treatment arm, with no discontinuations of treatment for this reason. Tivantinib was generally well tolerated in combination with the approved doses of irinotecan and cetuximab studied in this trial.
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

National Institutes of Health Program
The National Cancer Institute (“NCI”), through its Cancer Therapy Evaluation Program (“CTEP”), has selected tivantinib for study under a Cooperative Research and Development Agreement (“CRADA”). The CRADA provides financial support for a number of independent investigator-sponsored clinical trials that will examine the safety and spectrum of tivantinib’s anti-tumor activity, including new potential indications based on the profile of tivantinib and the role of MET in different diseases. Additionally, it provides support for pre-clinical studies designed to expand the basic understanding and development of tivantinib, including exploration of its potential activity beyond MET inhibition.
Patient enrollment is ongoing with tivantinib as a single agent and in combination with other anti-cancer therapies in a number of CRADA-sponsored trials. These include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized). In addition, Phase 1 trials are ongoing with tivantinib as a single agent in pediatric tumors and as part of combination therapies with bevacizumab, pazopanib, topotecan and temsirolimus.
Earlier Clinical Stage Product Candidates
Proprietary Pipeline: ARQ 092, ARQ 087 and ARQ 761
Our proprietary early clinical-stage product pipeline is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include: ARQ 092, an Akt inhibitor for which we regained development and commercialization rights from Daiichi Sankyo in 2013; ARQ 087, a multi-kinase inhibitor with pan-FGFR activity; and ARQ 761, which is being investigated as a potential NQ01 inhibitor. Following an analysis of Phase 1 data and the related therapeutic landscapes of our other pipeline candidates, which include ARQ 621, an inhibitor of the Eg5 kinesin motor protein, and ARQ 736, an inhibitor of the RAF kinases, we have placed the Investigational New Drug (“IND”) applications for these compounds on inactive status.
We expect to complete ongoing Phase 1 trials with ARQ 092 and ARQ 087 in mid-2014, and we are supporting an ongoing investigator-sponsored study with ARQ 761. Our strategy with these product candidates is to generate pre-clinical and early clinical data that will inform decisions regarding possible initiation of Phase 2 testing with one or more of them either independently or on a partnered basis. In addition, we may seek areas of potential therapeutic synergy among these product candidates.

CLINICAL STAGE PROGRAMS
The chart below displays our clinical stage products, and their stages of development.

ArQule Clinical Stage Programs

Research
Pre-clinical
Phase 1
Phase 2
Phase 3
Approved
• Tivantinib: Hepatocellular Carcinoma (WW ex-Asia)*
• Tivantinib: Hepatocellular Carcinoma (Asia)
• Tivantinib: multiple NIH CRADA trials
• ARQ 092 (Akt inhibitor)
• ARQ 087 (FGFR inhibitor)
• ARQ 761 (NQ01 inhibitor)

*Co-developed with Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, and licensed to Kyowa Hakko Kirin in Japan, China (including Hong Kong), South Korea and Taiwan

©2014 ArQule, Inc.

DISCOVERY PLATFORM
ArQule Kinase Inhibitor Platform (AKIPTM)
Introduction
An important focus of oncology research and development activities conducted by biopharmaceutical companies is a class of proteins known as kinases, which play pivotal roles in modulating diverse cellular activities and growth signals for cancer and other diseases. The success of kinase inhibitors such as Tarceva®, Gleevec® and Nexavar® has focused attention on the kinase field, resulting in the increased development of next-generation inhibitors that target cancers and other diseases such as inflammation. The global market for protein kinase inhibitors was estimated at nearly $29.1 billion in 2011, and it is expected to reach $40.2 billion by 2016.
We have completed a research program with the objective of querying the human kinome (consisting of 518 human kinase genes) for novel binding sites similar to what we have identified for tivantinib, and we have identified comparable sites in approximately 270 kinases. This has led to the establishment of our proprietary drug discovery platform, AKIPTM. As part of our approach, we have also created kinase-focused libraries that enhance our capabilities. This platform has the potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets.
We believe the application of our discovery engine will enable us to find novel kinase inhibitors. We anticipate that these novel kinase inhibitors, when targeted against selected therapeutically relevant kinases, may have utility in treating a broad range of human diseases in addition to cancer. We will seek to expand the applications of this proprietary drug discovery platform through collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.

CORPORATE PARTNERSHIPS
Daiichi Sankyo Co., Ltd.
Tivantinib Agreement
On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On a combined basis, our agreements with Daiichi Sankyo and Kyowa Hakko Kirin (see Kyowa Hakko Kirin Co., Ltd. below), include total upfront payments of $90 million and provide for total upfront and potential milestone payments in excess of $750 million, partially offset by our share of Daiichi Sankyo Phase 3 tivantinib costs. The terms of our tivantinib agreement with Daiichi Sankyo remain in effect following the recent developments in the MARQUEE and METIV-HCC trials described above.
Our agreement with Daiichi Sankyo provides for a $60 million cash upfront payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes an additional $560 million in potential development and sales milestone payments. The dosing of the first patient in a Phase 3 clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Future milestone and royalty payments, if any, will be offset by our share of the Phase 3 costs incurred by Daiichi Sankyo. As of December 31, 2013 our portion of these costs was $40.1 million. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We did receive any net cash proceeds from this milestone as it was netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received. Upon commercialization, we will receive tiered double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of tivantinib in the U.S.
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
Daiichi Sankyo ARQ 092 Agreement
We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we became responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi

Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
Daiichi Sankyo AKIPTM Kinase Inhibitor Discovery Agreement
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
Kyowa Hakko Kirin Co., Ltd.
On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007. The terms of our tivantinib licensing agreement with Kyowa Hakko Kirin remain in effect following the recent developments with the ATTENTION trial described above. In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2013, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
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
In September 2010, we received a $5 million milestone payment from Kyowa Hakko Kirin marking their initiation of a Phase 2, single agent trial with tivantinib in gastric cancer. The primary objective of this trial was to determine disease control rate, defined as a combination of objective responses and stable disease. Secondary objectives included tumor response, progression free survival and overall survival. Approximately 30 patients were enrolled at clinical trial sites in Japan and Korea.
On August 9, 2011, Kyowa Hakko Kirin announced the dosing of the first patient in its Phase 3 ATTENTION trial of tivantinib in combination with erlotinib in non-squamous NSCLC patients with wild type EGFR, conducted in Japan, South Korea and Taiwan. Dosing of this patient triggered a milestone payment of $10 million to us from Kyowa Hakko Kirin, which we received in August 2011.

On February 4, 2014, Kyowa Hakko Kirin announced the initiation of Phase 3 trial of tivantinib as a single agent in Japanese patients with MET-diagnostic-high in operable HCC treated with one prior sorafenib therapy. There are no milestone payments associated with the initiation of this trial.
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
•
  evaluation of our proprietary library of compounds to identify potential candidates for clinical development;
•
  ongoing portfolio prioritization based on the completion of ongoing Phase 1 trials to select our most promising product candidates for further development, thereby focusing our financial investment in areas of greatest potential return, mitigating overall development risk and maximizing market opportunities;
•
  pursuit of partnerships or alliances with pharmaceutical and biotechnology companies to offset spending, balance risk, and gain expertise;
•
  maintenance and expansion of our portfolio of patents, know-how and trade secrets; and
•
  commercialization or co-commercialization of our drugs in the U.S.
2014 Operational Goals
During 2014, we plan to pursue the clinical development of our product candidates and to advance our discovery activities principally in the following ways:
Tivantinib / MET Program
•
  achieve timely progress in patient enrollment in the Phase 3 METIV trial in HCC by randomizing a specified number of patients into the trial by year end and;
•
  support ongoing clinical trials and pre-clinical studies of tivantinib under the National Cancer Institute/Cancer Therapy Evaluation Program sponsorship.
Pipeline Programs
•
  establish a development plan that may include a well defined, later-stage clinical strategy for one of the pipeline products (ARQ 087 or ARQ 092);
•
  complete and announce data from the ongoing Phase 1 trial with ARQ 087 and;
•
  complete and announce data from the ongoing Phase 1 trial with ARQ 092.
Discovery
•
  complete hit-to-lead activity on one target and initiate a second hit-to-lead project;
•
  initiate lead optimization on one program and;
•
  complete screening of a specified number of targets with hits for each.

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
Focus on cancer, a market with a large unmet need. Cancer is the second most common cause of death in the U.S. According to the American Cancer Society, in 2013 approximately 580,000 cancer-related deaths were projected to occur and 1.6 million new cases of cancer were projected to be diagnosed in the U.S. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as approximately 77 percent of cancers occur in the over-55 year old population.
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
Our most advanced indication, HCC, represents more than 90 percent of primary liver cancer, which is the sixth most common cancer globally, accounting for seven percent of all cancers, and the third leading cause of cancer-related deaths, with 692,000 cases. The American Cancer Society has estimated that more than 21,000 liver cancer-related deaths occurred and that more than 30,000 new cases of liver cancer were diagnosed in the U.S. during 2013. Eastern Asia has the highest incidence and mortality rates from the disease.
Utilize our AKIPTM discovery technology. We have completed initial research in the human kinome (consisting of 518 human kinase genes) for novel binding sites similar to what we have identified for tivantinib, and we have identified comparable sites in approximately 270 kinases. This has led to the establishment of our proprietary drug discovery platform, AKIPTM. As part of our approach, we have also created kinase-focused libraries that enhance our capabilities. This platform has the potential to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. We will seek to fund and to expand our proprietary drug discovery platform through additional collaborative research programs as well as through our own internal discovery and development activities in multiple therapeutic areas.
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
For our MET program, we have two issued patents in the U.S. covering the composition of matter of tivantinib. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of February 2026 to March 2029 (and in addition, there is the possibility of a patent term extension based upon regulatory review) and the second patent will be adjusted beyond its normal expiration date of February 2026 to December 2026. We have issued patents from the Republic of Korea, the Republic of Singapore, Australia, the People’s Republic of China, the E.U., Japan, Israel, Mexico, New Zealand, Philippines, Russia, Canada, Albania, Hong Kong, Indonesia, Malaysia, Norway and South Africa for composition of matter covering tivantinib. We understand that these patents will expire in February 2026. We also have pending U.S., E.U. and other foreign applications covering the composition of matter and pharmaceutical compositions containing this compound, as well as its therapeutic uses in the treatment of cancer and other diseases. Furthermore, we have an issued patent in the U.S. relating to the preparation of an intermediate in the synthesis of tivantinib, which expires in December 2020.
With respect to our Akt and FGFR programs, we have issued patents and pending patent applications in the U.S., the E.U. and other foreign jurisdictions. For our Akt program, we have three issued patents in the U.S. covering composition of matter for our lead Akt compounds. The normal expiration dates of these patents range from November 2031 to December 2032. We also have granted patents in New Zealand and South Africa. For our FGFR program, we have one issued patent in the U.S. covering composition of matter for our lead FGFR compounds. This patent has a normal expiration date of December 2030. We also have a granted patent in Mexico. Furthermore, through the application of our AKIPTM discovery platform to the discovery of small molecule kinase inhibitors, we have filed numerous composition of matter patent applications in various countries.
ARQ 761 is being investigated as a potential NQ01 inhibitor. We have an issued patent in the U.S. covering the composition of matter of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. The U.S. Patent and Trademark Office has determined that the term of the patent will be adjusted beyond its normal expiration date of April 2028 to December 2028. We also have issued patents in Australia, Mexico and Taiwan covering the composition of matter of this compound.
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
“ArQule”, the ArQule logo, and “AKIPTM” are trademarks of ArQule that are registered in the U.S. and other jurisdictions with applications pending in approximately 20 countries.
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
In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Amgen, Inc. Ariad Pharmaceuticals, Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, Gilead, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Pfizer, Roche and others.
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Inc., Gilead, GlaxoSmithKline, Johnson & Johnson, Merck, Pfizer, Roche, Takeda and others. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Abbott, Bayer, Bristol-Myers Squibb, Celgene, Dainippon Sumitomo, Eisai Co., Eli Lilly, Incyte, Merck, Novartis, Polaris Group, Roche, Servier, and 4SC AG. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.
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
Generally, in order to gain marketing authorization, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. FDA in the U.S., European Medicines Agency (“EMA”) in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application (“CTA”) application with the appropriate regulatory authority outside of the U.S. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risks.
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
In addition to these requirements, with some clinical candidates for which there is a valid predictive biomarker, a diagnostic test known as a companion diagnostic (“CDx”) may need to be developed and approved in parallel with the drug in order to identify patients who are likely to respond favorably to the drug. Approval is usually based on a Premarket Approval (“PMA”) application which establishes the predictive value of the test in the context of a registration trial of the drug; this application is submitted in the U.S. to FDA’s Center for Devices and Radiological Health. In the European Economic Area (“EAA”) approval is achieved by obtaining a “CE mark” by submitting a Declaration of Conformity under the Medical Device Directive.
Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.
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
EMPLOYEES
As of January 17, 2014, we employed 63 people in Woburn, Massachusetts. Of that total, 43 are engaged in research and development and 20 in general and administration, and 18 hold PhDs, 4 hold MDs and 8 hold Masters Degrees in the sciences.
CERTAIN OTHER INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.arqule.com that provides additional information about our company and links to documents we file with the SEC. The Company’s Corporate Governance Principles; the charters of the Audit Committee, the Compensation, Nominating and Governance Committee, and the Science Committee; and the Code of Conduct are also available on the Company’s website.

EXECUTIVE OFFICERS
Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2014.

NAME	AGE	POSITION
Paolo Pucci	52	Chief Executive Officer and a Director
Peter S. Lawrence	50	President and Chief Operating Officer
Dr. Brian Schwartz	52	Chief Medical Officer
Paolo Pucci
Chief Executive Officer
Mr. Pucci joined ArQule as Chief Executive Officer and a member of the board of directors in June 2008 from Bayer A.G., where he served as senior vice president and president in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, president of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as managing director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. In November 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corporation. In April 2013, he was elected as a non-executive director of Algeta ASA, a Norwegian oncology company. Mr. Pucci holds an MBA from the University of Chicago and is a graduate of the Universita’ Degli Studi Di Napoli in Naples, Italy.
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
ITEM 1A.
  RISK FACTORS
RISKS RELATED TO OUR INDUSTRY AND BUSINESS STRATEGY
Our products are in pre-clinical and clinical stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.
The discovery and development of drugs is inherently risky and involves a high rate of failure. We do not have extensive experience in discovery and development of commercial drugs. Our drug candidates and drug research programs will continue to require significant, time-consuming and costly research and development, testing and regulatory approvals.
Our leading clinical-stage product candidate, tivantinib, is based on inhibition of the c-Met receptor tyrosine kinase. Our proprietary early clinical-stage products include ARQ 092 and ARQ 087, designed to inhibit the Akt kinase and fibroblast growth factor receptor, respectively. A third early stage product is ARQ 761, is being investigated as a potential NQ01 inhibitor. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.
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
These delays and obstacles, described above, include: results of the MARQUEE trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the ATTENTION trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the Phase 2 trial in colorectal cancer, which did not meet its primary endpoint; the side effect of ILD observed in the ATTENTION trial; and the side effect of neutropenia, observed in the Phase 2 and Phase 3 METIV-HCC trials in HCC, leading to the lowering of the doses in both of these trials. We cannot predict if the data from these trials will lead to further testing or approval of tivantinib as either a single agent or part of combination therapies in these indications.
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
We have reached Special Protocol Assessment (SPA) agreements with the FDA for the design of the ongoing Phase 3 METIV trial of tivantinib in patients with HCC and for the Phase 3 MARQUEE trial, which has been discontinued following an interim analysis. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a New Drug Application. Final marketing approval depends on the results of the trial. The SPA may not be sufficient for the purpose of obtaining marketing approval for tivantinib. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the institutional review board (“IRB”) overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
•
  failure to design appropriate clinical trial protocols;
•
  failure by us, our employees, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, Drug Enforcement Administration (“DEA”) or other regulatory requirements or our clinical protocols;
•
  inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•
  discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;
•
  lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties; lack of effectiveness of any product candidate during clinical trials;
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
We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. We have not completed a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners as we have done for our Phase 3 NSCLC trial and as we are doing for our Phase 3 METIV-HCC trial. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.
We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained for our product candidates in Phase 2 clinical studies may not be repeated in Phase 3.
We have experienced significant delays and obstacles in the Phase 3 MARQUEE and ATTENTION trials, the METIV-HCC trial and the Phase 2 CRC trial, details of which are described above. The MARQUEE trial was discontinued early following a planned interim analysis, at the recommendation of an independent DMC, when it concluded that the study would not meet its primary endpoint. Patient enrollment in the ATTENTION trial was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of ILD. The Phase 2 CRC trial did not meet its primary endpoint. Additional data from these trials may be presented in the future. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we and our collaborators must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Furthermore, while we have obtained positive safety and efficacy results for tivantinib during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.
If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.
We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, how soon patients will be recruited and enrolled in these trials, when a clinical trial will be completed and when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions, many of which are beyond our control. If we or our collaborators do not achieve milestones when anticipated our revenues and stock price could decline. In addition, our research and clinical testing may be delayed or abandoned if we or our competitors subsequently discover other compounds that show improved safety or efficacy compared to our product candidates, which could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.

RISKS RELATED TO OUR FINANCIAL CONDITION
We have incurred significant losses since our inception and anticipate that we will incur significant continued losses for the next several years, and our future profitability is uncertain.
From our inception in 1993 through December 31, 2013 we have incurred cumulative losses of approximately $445 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.
We expect that our expenses will remain significant in order to fund research, development, clinical testing and commercialization of our drug candidates. We currently have three product candidates in various stages of clinical development. As a result, we will need to generate significant additional revenues to achieve profitability.
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
Volatility and disruption in the global capital and credit markets in recent years have led to a tightening of business credit and investment capital in the U.S. and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, our efforts to raise capital will face additional difficulties.
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
As of December 31, 2013, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $299 million, $119 million and $26 million respectively, expiring from 2014 to 2033. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2014 to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Section 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.
RISKS RELATED TO REGULATORY APPROVAL
Our product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which would adversely affect our ability to commercialize products. We have only limited experience in regulatory affairs.
Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA in the U.S. and by comparable authorities in other countries, for example EMA in the E.U. These regulations govern or influence the manufacturing, assessment of benefit and risk, safety, labeling, storage, records and marketing of these products.
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

We have completed certain Phase 1 and Phase 2 clinical trials of tivantinib and are enrolling patients in the Phase 3 METIV trial in HCC after reducing the original dose employed in this trial due to a higher than anticipated rate of neutropenia. We have also completed patient enrollment in the Phase 3 MARQUEE trial in NSCLC, which was discontinued following a planned interim analysis that concluded the study would not meet its primary endpoint. Patients have also completed treatment in the Phase 3 ATTENTION trial by Kyowa Hakko Kirin, enrollment in which was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of ILD in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding continued to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Results of the downsized ATTENTION trial did not meet the primary endpoint of improved overall survival. We have also conducted or are conducting Phase 1 clinical testing of ARQ 092, ARQ 087, ARQ 761, ARQ 621 and ARQ 736. We have never filed or prosecuted the applications necessary to gain regulatory approvals.
A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. the FDA in the U.S., the EMA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application (“CTA”) application with the appropriate regulatory authority outside of the U.S. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority does not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.
One of the key elements of our clinical development strategy is to seek to identify patient subsets within a disease category that may derive particular benefit from the product candidates we are developing. In collaboration with our partners and third party developers, we plan to develop companion diagnostics to help us to identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. For example, we are using companion diagnostic tests to identify MET high patients for our METIV-HCC trial. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We, our partners and our companion diagnostic collaborators may encounter difficulties in developing and obtaining approval for companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties or difficulties sourcing key materials that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic companies with whom we and our partners work may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such diagnostic companies may otherwise terminate according to the terms of our agreements with them. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. In addition, many current companion diagnostic products, including those used in the METIV-HCC trial, use immunohistochemistry (“IHC”) to identify patients within a target group. The results of IHC tests are determined by pathologists and clinicians and therefore are subject to variation from reader to reader. While efforts are made to ensure rigorous training, such inherent variability can impact patient selection and cause variation from lab to lab and trial to trial.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2013, totaled $80.1 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2013 by $40.1 million, which will be netted against future milestones and royalties.
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
We do not have the ability or the human resources to perform all of the testing or conduct all of the clinical trials that are necessary in connection with the development of our product candidates. We are using third-party clinical research organizations, or CROs, to oversee many of our ongoing clinical trials and expect to use the same or similar organizations for certain of our future clinical trials. Our reliance on these third parties reduces our control over these activities. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons. These risks are heightened if we conduct clinical trials outside of the U.S., where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.
If the third parties we rely upon to conduct, supervise and monitor our clinical studies perform in an unsatisfactory manner, it may harm our business.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for tivantinib and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. In addition, our Phase 3 clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of tivantinib. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process. Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize tivantinib, or our other product candidates. As a result, our financial results and the commercial prospects for tivantinib and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed or eliminated.
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
The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Amgen, Inc. Ariad Pharmaceuticals,

Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Deciphera Pharmaceuticals, Exelixis, Inc., Evotec AG, GlaxoSmithKline, Gilead, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Pfizer, Roche and many others.
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Inc., Gilead, GlaxoSmithKline, Johnson & Johnson, Merck, Pfizer, Roche, Takeda and others. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Abbott, Bayer, Bristol-Myers Squibb, Celgene, Dainippon Sumitomo, Eisai Co., Eli Lilly, Incyte, Merck, Novartis, Polaris Group, Roche, Servier, and 4SC AG. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.
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
Also, the Leahy-Smith America Invents Act was signed into law on September 16, 2011, and became fully effective in March 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first inventor-to-file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. While we cannot predict what form any new patent reform regulations ultimately may take, final governmental rule-making and case law interpreting the new statute could introduce new substantive rules, procedures and case law bases for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business and prospects.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.
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
In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, and know-how. It is unclear whether our trade secrets and know-how will prove to be adequately protected. To protect our trade secrets and know-how, we require our employees, consultants and advisors to execute agreements regarding the confidentiality and ownership of such proprietary information. We cannot guarantee, however, that these agreements will provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Our employees, consultants or advisors may unintentionally or willfully disclose our information to competitors. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors had or have previous employment or consulting relationships. Like patent litigation, enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing than our federal and state courts to protect trade secrets. Furthermore, others may independently develop substantially equivalent knowledge, methods and know-how. Our failure or inability to protect our proprietary information and techniques may inhibit or limit our ability to compete effectively or exclude certain competitors from the market.
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
The trading price of our common stock has been highly volatile. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as:
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
If our officers, directors or principal stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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

PART II
ITEM 5.
  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2008 to December 31, 2013, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2008. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
ArQule, Inc.	100.00	87.44	139.10	133.65	66.11	50.95
NASDAQ Market (U.S. Companies) Index	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Biotechnology Index	100.00	115.63	132.98	148.69	196.12	324.80
ArQule’s common stock is traded on the NASDAQ Global Market under the symbol “ARQL”.

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:

	HIGH	LOW
2012
First Quarter	$8.19	$5.36
Second Quarter	8.32	5.40
Third Quarter	6.98	4.81
Fourth Quarter	5.14	1.98
2013
First Quarter	$3.18	$2.31
Second Quarter	3.10	2.29
Third Quarter	2.94	2.12
Fourth Quarter	2.55	1.91
2014
First Quarter (through February 24, 2014)	$2.92	$2.02
As of February 24, 2014, there were approximately 77 holders of record and approximately 6,742 beneficial stockholders of our common stock.
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
The following data is in thousands, except per share data.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Research and development revenue(a)(b)	$15,914	$36,414	$47,310	$29,221	$25,198
Costs and expenses:
Research and development(c)(d)	27,555	33,966	45,011	47,034	49,495
General and administrative	12,836	13,852	13,373	13,477	13,317
Restructuring(e)	650	—	—	—	—
Total costs and expenses	41,041	47,818	58,384	60,511	62,812
Loss from operations	(25,127)	(11,404)	(11,074)	(31,290)	(37,614)
Interest income	502	445	317	619	1,089
Interest expense	(32)	(26)	(25)	(274)	(655)
Other income(f)	57	113	20	266	1,594
Loss before income taxes	(24,600)	(10,872)	(10,762)	(30,679)	$(35,586)
Benefit from (provision for) income taxes	—	—	—	550	(550)
Net loss	(24,600)	(10,872)	(10,762)	(30,129)	(36,136)
Unrealized gain (loss) on marketable securities	(35)	108	1	(62)	55
Comprehensive loss	$(24,635)	$(10,764)	$(10,761)	$(30,191)	$(36,081)
Basic and diluted net loss per share	$(0.39)	$(0.18)	$(0.20)	$(0.68)	$(0.82)
Weighted average common shares outstanding—
basic and diluted	62,480	59,821	52,778	44,529	44,169
Cash, cash equivalents and marketable securities(g)(h)	$74,695	$79,271	$68,168	$80,695	$154,677
Marketable securities-long term	20,391	51,328	40,475	2,154	8,814
	$95,086	$130,599	$108,643	$82,849	$163,491
Working capital(g)(h)	$53,883	$52,968	$23,299	$34,901	$73,569
Notes payable	1,700	1,700	1,700	1,700	46,100
Total assets(g)(h)	98,179	134,193	117,051	88,866	171,880
Total stockholders’ equity (deficit)(g)(h)	60,626	81,029	29,729	(14,562)	11,535

(a)
  The $20.5 million revenue decrease in 2013 was primarily due to a revenue decrease of $15.5 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012.
(b)
  In November 2011, we entered into a license agreement with Daiichi Sankyo for ARQ 092, an inhibitor of the Akt protein kinase discovered under our AKIPTM oncology drug discovery collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.
(c)
  The $6.4 million decrease in research and development expense in 2013 was primarily due to lower labor related costs of $1.7 million from attrition and $1.0 million from the July 2013 restructuring, $1.1 million lower outsourced clinical and product development costs principally related to our phase 1 and 2 programs for tivantinib, reduced lab expenses of $0.8 million, lower professional fees of $0.5 million, and other cost reductions of $1.3 million.

(d)
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
(e)
  In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $422 thousand and benefits continuation costs of $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of $139 thousand related to the modification of employee stock options.
(f)
  Other income in 2013, 2012 and 2011includes a gain in each of these years from the increase in fair value of our auction rate securities.
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
(g)
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
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET” or “MET”) and its biological pathway. C-MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program designed to realize the broad potential of tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.
Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. A dose reduction in the METIV-HCC trial from 240 mg twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the DMC of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose. Pharmacokinetic analyses among a predefined number of patients treated with the 120 mg BID tablet dose showed that the incidence of neutropenia was reduced with this lower dose and that the plasma exposure of the lower dose was comparable to the 240 mg BID capsule dose in the Phase 2 trial with similar medians and overlapping ranges.
Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.

In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.
On January 16, 2014, we reported that Kyowa Hakko Kirin provided us with top-line results of the amended Phase 3 randomized, double-blind ATTENTION clinical trial evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous non-small cell lung cancer (“NSCLC”) with wild-type epidermal growth factor receptor (“EGFR”) in Asia (Japan, Korea and Taiwan). Enrollment in ATTENTION had been originally planned at 460 patients. Recruitment of new patients was permanently suspended in October 2012 based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients who received treatment as of October 2012 were allowed to continue thereafter in the trial after being re-consented, and including such patients, 307 patients in total were included in the final analysis.
In the intent to treat (“ITT”) population of ATTENTION, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant (median OS of 12.9 months vs. 11.2 months, hazard ratio = 0.89, p = 0.4). PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib.
On September 30, 2013 at the European Cancer Congress, we and our partner Daichii Sankyo, presented final data from MARQUEE, a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. Of the 1048 patients in the trial, 445 were evaluable for MET status. Patients with MET-high NSCLC numbered 211, and the number with MET-low disease was 234. These data demonstrated clinical benefits in patients with non-squamous, NSCLC whose tumors expressed high levels of MET protein. The overall safety profile among patients receiving tivantinib (360 milligrams BID) and erlotinib (150 milligrams daily) was consistent with findings at a previous planned interim analysis announced on October 2, 2012. Unlike the ATTENTION trial, no imbalance was observed in the incidence of ILD between treatment and control arms, with one case (0.2%) reported in the treatment arm and four cases (0.8%) in the control arm.
At the time of the interim analysis of MARQUEE, the independent DMC recommended that the study be discontinued early after concluding that it would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis. We and our partners are evaluating data from the MARQUEE and ATTENTION trials to determine whether the potential exists for further trials in patient sub-populations within this disease category who may benefit from treatment that includes tivantinib.
On January 11, 2013, we announced the top-line results of a randomized Phase 2 signal generation trial of tivantinib used in combination with irinotecan and cetuximab in patients with refractory or relapsed colorectal cancer (“CRC”). The trial did not meet its primary endpoint of PFS. The PFS and ORR results obtained in both the control arm and the treatment arm were longer than expected compared to previously published historical norms. Additional data and analyses from this trial were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2013, showing that the median PFS in the treatment arm was 8.3 months, compared with 7.3 months in the control arm. Median OS in the treatment arm was 19.8 months, compared with 16.9 months in the control arm. ORR in the treatment arm was 45 percent versus 33 percent in the control arm. Adverse events were reported at similar rates in the treatment and control arms of the trial, except for increased neutropenia observed in the treatment arm, with no discontinuations of treatment for this reason. Tivantinib was generally well tolerated in combination with the approved doses of irinotecan and cetuximab studied in this trial.

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
Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate novel kinase inhibitors that are potent and selective against their targets. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the Akt protein kinase discovered under our AKIPTM oncology drug discovery collaboration that terminated in November 2012. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.
We have incurred a cumulative deficit of approximately $445 million from inception through December 31, 2013. We recorded a net loss for 2011, 2012 and 2013 and expect a net loss for 2014.
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
The dosing of the first patient in the Phase 3 MARQUEE clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period.
In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. Under the previously estimated development period revenue for this agreement revenue was expected to be approximately $2.1 million in the fourth quarter of 2013, excluding contra-revenue. Under the revised development period revenue for this agreement revenue was $1.3 million in the fourth quarter of 2013 excluding contra-revenue, resulting in a reduction of $0.8 million.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2013, totaled $80.1 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2013 by $40.1 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2013, we recognized net research and development contra-revenue of $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.7 million and $0.3 million of revenue.
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
We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we became responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.

ARQ 092 is part of our proprietary pipeline of product candidates in Phase 1 clinical testing directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092 and ARQ 087, a multi-kinase inhibitor with pan-fibroblast growth factor receptor (“FGFR”) activity. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.
Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate novel kinase inhibitors that are potent and selective against their targets. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinases, identifying potential candidates for clinical development. We utilize our proprietary kinase –focused libraries that are enriched with chemical matter to enhance the efficiency and effectiveness of these efforts.
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
The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2013, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,			% increase (decrease)
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in millions)
Cash, cash equivalents and marketable securities short-term	$74.7	$79.3	$68.2	(5)%	16%
Marketable securities long-term	20.4	51.3	40.5	(60)%	27%
Notes payable	1.7	1.7	1.7	—	—
Working capital	53.9	53.0	23.3	2%	128%

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flow from:
Operating activities	$(33.7)	$(34.2)	$(23.7)
Investing activities	34.6	(20.5)	(36.9)
Financing activities	0.3	57.9	51.2
Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2013, 2012, and 2011 our net use of cash of $33.7 million, $34.2 million, and $23.7 million, respectively was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses.
Cash flow from investing activities. Our net cash provided by investing activities of $34.6 million in 2013 was primarily comprised of net maturities of marketable securities. Our net cash used by investing activities of $20.5 million and $36.9 million for the years ended December 31, 2012 and 2011, respectively were primarily comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.
Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio included $2.1 million (at cost) at December 31, 2013, 2012 and 2011, invested in auction rate securities.
Cash flow from financing activities. Our net cash provided by financing activities of $0.3 million in the year ended December 31, 2013 consisted of cash inflows from the exercise of stock options and employee stock plan purchases.
Our net cash provided by financing activities of $57.9 million in the year ended December 31, 2012 consisted of $56.3 million from the net proceeds of our April 2012 stock offering and additional cash inflow of $1.6 million from the exercise of stock options and employee stock plan purchases.
Our net cash provided by financing activities of $51.2 million in the year ended December 31, 2011 consisted of $46.8 million from the net proceeds of our January 2011 stock offering and additional cash inflow of $4.4 million from the exercise of stock options and employee stock plan purchases.
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
In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $422 thousand and benefits continuation costs of $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the year ended December 31, 2013 are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.
We anticipate that our cash, cash equivalents and marketable securities on hand at December 31, 2013, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2016.

Our contractual obligations were comprised of the following as of December 31, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1−3 years	3−5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	4,254	3,185	1,069	—	—
Purchase obligations	4,945	4,945	—	—	—
Total	$10,899	$9,830	$1,069	$—	$—
Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of December 31, 2013 our portion of these costs was $40.1 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.
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
On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092. The license agreement provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under an agreement are divided into separate units of accounting based on whether the deliverable provides stand-alone value to the licensee. The Company determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.
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
Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. Our auction rate securities are classified as trading securities. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We classify our investments as either current or long-term based upon the investments’ contractual maturities and our ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in the statement of operations and comprehensive loss. Our auction rate securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income in the statement of operations and comprehensive loss.
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
RESULTS OF OPERATIONS
The following are the results of operations for the years ended December 31, 2013, 2012 and 2011:
Revenue

				% increase (decrease)
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in millions)
Research and development revenue	$15.9	$36.4	$47.3	(56)%	(23)%
2013 as compared to 2012: Research and development revenue in 2013 includes revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092 that ended in June 2013, and the Kyowa Hakko Kirin exclusive license agreement. During 2013 we also completed a one-time research project and received a payment of $1.7 million which we recognized as revenue in 2013.
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
Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period.
In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. Under the previously estimated development period revenue for this agreement revenue was expected to be approximately $2.1 million in the fourth quarter of 2013, excluding contra-revenue. Under the revised development period revenue for this agreement revenue was $1.3 million in the fourth quarter of 2013 excluding contra-revenue, resulting in a reduction of $0.8 million.
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2013, totaled $80.1 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2013 by $40.1 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2013, we recognized net research and development contra-revenue of $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.7 million and $0.3 million of revenue.
The $20.5 million revenue decrease in 2013 was primarily due to revenue decreases of $15.5 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, $1.5 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $5.2 million from our Daiichi Sankyo tivantinib program. These decreases were partially offset by $1.7 million of other revenue related to a one-time research project. The $5.2 million revenue decrease in 2013 from our Daichii Sankyo tivantinib program consisted of an $8.6 million decrease in revenue due to the changes in the estimated development period, partially offset by lower contra-revenue of $3.4 million.
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
Research and development

				% increase (decrease)
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in millions)
Research and development	$27.6	$34.0	$45.0	(19)%	(25)%
2013 as compared to 2012: The $6.4 million decrease in research and development expense in 2013 was primarily due to lower labor related costs of $1.7 million from attrition and $1.0 million from the July 2013 restructuring, $1.1 million lower outsourced clinical and product development costs principally related to our phase 1 and 2 programs for tivantinib, including $0.6 million resulting from final expense determinations for certain completed Phase 2 studies, reduced lab expenses of $0.8 million, lower professional fees of $0.5 million, and other cost reductions of $1.3 million. At December 31, 2013, we had 43 employees dedicated to our research and development program, down from 72 employees at December 31, 2012.
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
Overview
Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with pre-clinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of associated laboratory equipment. We expect that our research and development expense will remain significant as we continue to develop our portfolio of oncology programs.
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
The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Year Ended December 31, 2013	Program-to-date
c-Met program—Tivantinib	Phase 3	$2.9	$81.3
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2013 by $40.1 million and is not reflected in the above table.
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
We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1−2 years
Phase 2	2−3 years
Phase 3	2−4 years
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
General and administrative

				% increase (decrease)
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in millions)
General and administrative	$12.8	$13.9	$13.4	(7)%	4%
2013 compared to 2012: General and administrative expense in 2013 decreased primarily due to lower professional fees of $0.6 million and $0.2 million lower labor and related costs from the July 2013 restructuring. General and administrative headcount was 21 at December 31, 2013 and 25 at December 31, 2012.
2012 compared to 2011: General and administrative expense in 2012 increased primarily due to higher stock-based compensation expense. General and administrative headcount was 25 at December 31, 2012 and 26 at December 31, 2011.
Restructuring
In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $422 thousand and benefits continuation costs of $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the year ended December 31, 2013 are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.
Interest income, interest expense and other income

				% increase (decrease)
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in thousands)
Interest income	$502	$445	$317	13%	40%
Interest expense	(32)	(26)	(25)	23%	4%
Other income	57	113	20	(50)%	465%

Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income increased in 2013 primarily due to an increase in our investment yields. Interest income increased in 2012 primarily due to a increase in our investment portfolio from our April 2012 stock offering. Interest expense was incurred on our notes payable. Other income in 2013, 2012 and 2011 includes a gain of $57 thousand, $113 thousand and $20 thousand, respectively from the increase in fair value of our auction rate securities.
Provision for income taxes
There was no current or deferred tax expense for the years ended December 31, 2013, 2012 or 2011.
The American Taxpayer Relief Act of 2012 (“ATR Act”) was enacted on January 2, 2013 which, among other things, provided a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We recorded the benefit from these credits in the first quarter of calendar year 2013 as a result of the enactment of the ATR Act. We recorded a benefit related to 2012 Research Credit of approximately $1,231,000 and a full valuation allowance, resulting in a net benefit of $0.
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in 2013 and it did not have a material impact on its financial statements.
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
Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. Beginning in the first quarter of 2008 and throughout 2013, certain auction rate securities failed at auction due to sell orders exceeding buy orders. At December 31, 2013 we held $1.8 million of auction rate securities at fair value.

ITEM 8.
  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ArQule, Inc.,
In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 5, 2014

ARQULE, INC.
BALANCE SHEETS

	December 31,
	2013	2012
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$15,579	$14,327
Marketable securities-short term	59,116	64,944
Prepaid expenses and other current assets	941	344
Total current assets	75,636	79,615
Marketable securities-long term	20,391	51,328
Property and equipment, net	1,128	1,992
Other assets	1,024	1,258
Total assets	$98,179	$134,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,470	$10,163
Notes payable	1,700	1,700
Current portion of deferred revenue	11,031	14,232
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	21,753	26,647
Deferred revenue, net of current portion	15,568	25,733
Deferred gain on sale leaseback, net of current portion	232	784
Total liabilities	37,553	53,164
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,736,207 and 62,399,827 shares issued and outstanding at December 31, 2013 and 2012, respectively	627	624
Additional paid-in capital	504,884	500,655
Accumulated other comprehensive income	67	102
Accumulated deficit	(444,952)	(420,352)
Total stockholders’ equity	60,626	81,029
Total liabilities and stockholders’ equity	$98,179	$134,193
The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$15,914	$36,414	$47,310
Costs and expenses:
Research and development	27,555	33,966	45,011
General and administrative	12,836	13,852	13,373
Restructuring	650	—	—
	41,041	47,818	58,384
Loss from operations	(25,127)	(11,404)	(11,074)
Interest income	502	445	317
Interest expense	(32)	(26)	(25)
Other income	57	113	20
Loss before income taxes	(24,600)	(10,872)	(10,762)
Provision for income taxes	—	—	—
Net loss	(24,600)	(10,872)	(10,762)
Unrealized gain (loss) on marketable securities	(35)	108	1
Comprehensive loss	$(24,635)	$(10,764)	$(10,761)
Basic and diluted net loss per share:
Net loss per share	$(0.39)	$(0.18)	$(0.20)
Weighted average basic and diluted common shares outstanding	62,480	59,821	52,778
The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCK- HOLDERS’ EQUITY (DEFICIT)
	SHARES	PAR VALUE
Balance at December 31, 2010	44,973,335	$450	$383,713	$(7)	$(398,718)	$(14,562)
Issuance of common stock from stock offering, net	8,050,000	80	46,676			46,756
Stock option exercises and issuance of stock	692,916	7	3,935			3,942
Employee stock purchase plan	109,316	1	523			524
Stock based compensation expense			3,830			3,830
Change in unrealized gain (loss) on marketable securities				1		1
Net loss					(10,762)	(10,762)
Balance at December 31, 2011	53,825,567	538	438,677	(6)	(409,480)	29,729
Issuance of common stock from stock offering, net	8,222,500	82	56,174			56,256
Stock option exercises and issuance of stock	254,893	3	1,347			1,350
Employee stock purchase plan	96,867	1	322			323
Stock based compensation expense			4,135			4,135
Change in unrealized gain (loss) on marketable securities				108		108
Net loss					(10,872)	(10,872)
Balance at December 31, 2012	62,399,827	624	500,655	102	(420,352)	81,029
Stock option exercises and issuance of stock	200,395	—	72			72
Employee stock purchase plan	135,985	3	279			282
Stock based compensation expense			3,878			3,878
Change in unrealized gain (loss) on marketable securities				(35)		(35)
Net loss					(24,600)	(24,600)
Balance at December 31, 2013	62,736,207	$627	$504,884	$67	$(444,952)	$60,626
The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(24,600)	$(10,872)	$(10,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864	1,064	1,172
Amortization of premium/discount on marketable securities	2,144	1,873	1,117
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation	3,943	4,135	3,830
Gain on auction rate securities	(57)	(113)	(20)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(597)	3,676	(2,901)
Other long-term assets	234	191	(68)
Accounts payable and accrued expenses	(1,693)	(1,769)	(4,904)
Deferred revenue	(13,366)	(31,837)	(10,650)
Net cash used in operating activities	(33,680)	(34,204)	(23,738)
Cash flows from investing activities:
Purchases of marketable securities	(40,581)	(121,498)	(185,969)
Proceeds from sale or maturity of marketable securities	75,224	101,122	149,717
Purchases of property and equipment	—	(117)	(594)
Net cash provided by (used in) investing activities	34,643	(20,493)	(36,846)
Cash flows from financing activities:
Proceeds from stock offering, net	—	56,256	46,756
Proceeds from stock option exercises and employee stock plan purchases	289	1,673	4,466
Net cash provided by financing activities	289	57,929	51,222
Net increase (decrease) in cash and cash equivalents	1,252	3,232	(9,362)
Cash and cash equivalents, beginning of period	14,327	11,095	20,457
Cash and cash equivalents, end of period	$15,579	$14,327	$11,095
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):
The Company paid interest on debt of $32, $26 and $25 in 2013, 2012 and 2011, respectively.
The Company paid no taxes in 2013, 2012 or 2011.
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
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET”) and its biological pathway. C-MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program designed to realize the broad potential of tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.
Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. A dose reduction in the METIV-HCC trial from 240 mg twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the DMC of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose.
Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

placebo-controlled study to compare progression free survival (“PFS”) in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.
On January 16, 2014, we reported that Kyowa Hakko Kirin provided us with top-line results of the amended Phase 3 randomized, double-blind ATTENTION clinical trial evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous non-small cell lung cancer (“NSCLC”) with wild-type epidermal growth factor receptor (“EGFR”) in Asia (Japan, Korea and Taiwan). Enrollment in ATTENTION had been originally planned at 460 patients. Recruitment of new patients was permanently suspended in October 2012 based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients recruited into ATTENTION as of October 2012 were allowed to continue thereafter in the trial after being re-consented, and including such patients, 307 patients in total were included in the final analysis.
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.
We have regained worldwide rights for the development and commercialization of ARQ 092, an Akt inhibitor, and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we became responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program. ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, ARQ 087, an inhibitor of fibroblast growth factor receptor, and ARQ 761, which is being investigated as a potential NQ01 inhibitor.
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
Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. We did not recognize any other-than-temporary impairments during the years ended December 31, 2013, 2012 or 2011. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
Fair Value of Financial Instruments
At December 31, 2013 and 2012 our financial instruments consist of cash, cash equivalents, investments in corporate debt securities, auction rate securities, accounts payable, accrued expenses and

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

notes payable. The carrying amount of these financial instruments approximates their fair values. At December 31, 2013 and 2012 our financial instruments also included marketable securities which are reported at fair value.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $864, $1,064, and $1,172, respectively.
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
On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092. The license agreement provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under an agreement are divided into separate units of accounting based on whether the

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deliverable provides stand-alone value to the licensee. The Company determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.
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
Impairment or Disposal of Long-Lived Assets
We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. We did not recognize an impairment charges related to our long-lived assets during 2013, 2012 and 2011.
Segment Data
The chief operating decision maker uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are principally engaged in one operating segment. See Note 14 with respect to significant customers. Substantially all of our revenue since inception has been generated in the U.S. and all of our long-lived assets are located in the U.S.
Other Income
Other income in 2013 includes a $57 gain from the increase in fair value of our auction rate securities. Other income in 2012 includes a $113 gain from the increase in fair value of our auction rate securities. Other income in 2011 includes a $20 gain from the increase in fair value of our auction rate securities.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 7,511,814, 7,157,458 and 6,547,443 shares of common stock were not included in the 2013, 2012 and 2011 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.
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
The following table presents stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 included in our Statements of Operations and Comprehensive Loss:

	2013	2012	2011
Research and development	$1,315	$1,533	$1,586
General and administrative	2,489	2,602	2,244
Restructuring	139	—	—
Total stock-based compensation expense	$3,943	$4,135	$3,830
In the years ended December 31, 2013, 2012 and 2011, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charges.
The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2013, 2012 and 2011 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	73%	67%	64%
Risk free interest(3)	0.8-1.7%	0.6-0.8%	1.0–2.2%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.9–7.1 years	5.9–7.0 years	5.6–6.4 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in 2013 and it did not have a material impact on its financial statements.
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
Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. The agreement was terminated in 2012 and accordingly no revenue was recognized in 2013. For the years ended December 31, 2012 and 2011, we recognized revenue of $15.5 million and $17.7 million, respectively.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

Daiichi Sankyo ARQ 092 Agreement
We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Termination of this agreement was effective 90 days from our receipt of the formal notice from Daiichi Sankyo, following which we became responsible for funding the remainder of the ongoing Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of a new AKT inhibitor, ARQ 092. The license agreement provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under an agreement are divided into separate units of accounting based on whether the deliverable provides stand-alone value to the licensee. The Company determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.
As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The development period for this agreement concluded in June 2013. For the years ended December 31, 2013, 2012 and 2011, $1.3 million, $2.8 million and $10.0 million, respectively were recognized as revenue. At December 31, 2013 there was no remaining deferred revenue.
Daiichi Sankyo Tivantinib Agreement
On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. The terms of our tivantinib agreement with Daiichi Sankyo remain in effect following the recent developments in the trials described above.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2013, totaled $80.1 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2013 by $40.1 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2013, we recognized net contra-revenue of $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.7 million and $0.3 million of revenue.
In 2012, our non-phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $1.4 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue. There were no advance drug purchases in the years ended December 31, 2013 or 2012.
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
Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period.
In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. Under the previously estimated development period revenue for this agreement revenue was expected to be approximately $2.1 million in the fourth quarter of 2013, excluding contra-revenue. Under the revised development period revenue for this agreement revenue was $1.3 million in the fourth quarter of 2013 excluding contra-revenue, resulting in a reduction of $0.8 million.
For the years ended December 31, 2013, 2012 and 2011, $7.2 million, net of $0.7 million of contra-revenue, $12.4 million, net of $3.9 million of contra-revenue, and $9.5 million, net of $19.5 million of contra-revenue, respectively, were recognized as revenue. At December 31, 2013 and 2012, $13.3 million and $20.8 million respectively, remained in deferred revenue.
Kyowa Hakko Kirin Licensing Agreement
On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with tivantinib by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010. The terms of our tivantinib licensing agreement with Kyowa Hakko Kirin remain in effect following the recent developments in the Phase 3 ATTENTION trial in Asia described above.
In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial. Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model with an estimated development period through April 2016.
In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of December 31, 2013, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the years ended December 31, 2013, 2012, and 2011, $5.7 million, $5.7 million, and $10.1 million, respectively were recognized as revenue. At December 31, 2013 and 2012, $13.3 million and $19.0 million respectively, remained in deferred revenue.
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
We invest our available cash primarily in U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Auction rate securities are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If auction rate securities fail an auction, due to sell orders exceeding buy orders,

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio includes $2.1million (at cost) at December 31, 2013 and 2012, invested in auction rate securities.
The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2013 and December 31, 2012:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$59,059	$62	$(5)	$59,116
Corporate debt securities-long term	18,535	23	(13)	18,545
Total available-for-sale marketable securities	$77,594	$85	$(18)	$77,661

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$64,921	$45	$(22)	$64,944
Corporate debt securities-long term	49,460	93	(14)	49,539
Total available-for-sale marketable securities	$114,381	$138	$(36)	$114,483
The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $2,377 at December 31, 2013. The unrealized loss on these marketable securities was $3 at December 31, 2013 and we do not anticipate that we will realize a loss when these securities are redeemed at maturity. The Company’s available-for-sale marketable securities in a loss position at December 31, 2012, were in a continuous unrealized loss position for less than 12 months.
The following is a summary of the fair value of trading securities we held at December 31, 2013 and December 31, 2012:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(254)	$1,846
Total trading securities	$2,100	$—	$(254)	$1,846

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(311)	$1,789
Total trading securities	$2,100	$—	$(311)	$1,789
The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP). At December 31, 2013, the Company’s auction rate security is included in marketable securities-long term and totals $1,846.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

At December 31, 2012, the Company’s auction rate security is included in marketable securities-long term and totals $1,789. The net increase in value of our auction rate securities of $57 in the year ended December 31, 2013 was recorded as a gain in other income in the statement of operations and comprehensive loss. The net increase in value of our auction rate securities of $113 in the year ended December 31, 2012 was recorded as a gain in other income in the and statement of operations and comprehensive loss.
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

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,247	$12,247	$—	$—
Corporate debt securities-short term	59,116	—	59,116	—
Corporate debt securities-long term	18,545	—	18,545	—
Auction rate securities-long term	1,846	—	—	1,846
Total	$91,754	$12,247	$77,661	$1,846

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,754	$11,754	$—	$—
Corporate debt securities-short term	64,944	—	64,944	—
Corporate debt securities-long term	49,539	—	49,539	—
Auction rate securities-long term	1,789	—	—	1,789
Total	$128,026	$11,754	$114,483	$1,789
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

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Gain on auction rate securities	57
Balance at December 31, 2013	$1,846
The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2012:

Amount
Balance at December 31, 2011	$1,676
Gain on auction rate securities	113
Balance at December 31, 2012	$1,789
The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the year ended December 31, 2013:

	Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,846	Discounted cash flow
			Maximum rate	1.80%
			Liquidity risk premium	3.00%–4.00%
			Probability of earning maximum rate until maturity	0.05%–0.06%
			Probability of principal returned prior to maturity	74.10%–76.65%
			Probability of default	23.31%–25.84%
A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2013 and 2012:

	USEFUL LIFE ESTIMATED (YEARS)	2013	2012
Machinery and equipment	5	$11,834	$12,824
Leasehold improvements	3–10	4,620	4,620
Furniture and fixtures	7	1,175	1,175
Computer equipment	3	3,604	3,639
		21,233	22,258
Less: Accumulated depreciation and amortization		20,105	20,266
Net property and equipment		$1,128	$1,992
Depreciation and amortization expense		$864	$1,064
On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years with an average annual rental rate of $3,409. We also have options to extend the lease term for up to an additional ten years. We are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we realized a gain on the sale of $5,477, which was deferred and is being amortized over the initial ten year lease term as a reduction in rent expense. The remaining amount of the deferred gain is $784 at December 31, 2013.
6. OTHER ASSETS
Other assets include the following at December 31, 2013 and 2012:

	2013	2012
Security deposits	$669	$669
Prepaid rent, net of current portion	355	589
Total other assets	$1,024	$1,258
7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at December 31, 2013 and 2012:

	2013	2012
Accounts payable	$146	$560
Accrued payroll	2,556	2,872
Accrued outsourced pre-clinical and clinical fees	4,702	5,501
Accrued professional fees	660	641
Other accrued expenses	406	589
	$8,470	$10,163

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. NOTES PAYABLE
In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility was $1.7 million at December 31, 2013 and 2012, collateralized by $2.1 million of auction rate securities at cost.
Interest expense was $32, $26 and $25 for the years ended December 31, 2013, 2012 and 2011, respectively.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue up to one million shares of preferred stock. As of December 31, 2013 and 2012, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.
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
At December 31, 2013, we have 449,048 common shares reserved for future issuance under the Employee Stock Purchase Plan (“Purchase Plan”) and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) and the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”).
10. EQUITY INCENTIVE PLANS
During 2011, our stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares available to 15,500,000. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units. Pursuant to the Equity Incentive Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentive Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2013, no stock appreciation rights have been issued. At December 31, 2013, there were 2,576,055 shares available for future grant under the Equity Incentive Plan.
During 2011, our stockholders approved an amendment to the Director Plan to increase the number of shares available to 950,500. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting immediately, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

re-election or continuation on our board in the amount of 15,000 and vesting immediately. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2013, options to purchase 1,047,500 shares of common stock have been granted under this plan of which 700,000 shares are currently exercisable. As of December 31, 2013, 137,000 shares are available for future grant.
Option activity under the Plans for the years ended December 31, 2011, 2012 and 2013 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2010	6,355,827	$5.29
Granted	1,675,950	6.69
Exercised	(728,811)	5.41
Cancelled	(755,523)	7.88
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,453,468	7.72
Exercised	(278,545)	4.85
Cancelled	(564,908)	7.20
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,220,910	2.53
Exercised	(3,000)	2.35
Cancelled	(863,554)	4.82
Outstanding as of December 31, 2013	7,511,814	$5.28
Exercisable as of December 31, 2013	4,930,045	$5.40
Weighted average grant-date fair value of options granted during the year ended December 31, 2013		$1.69
The following table summarizes information about options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2013	Weighted Average Exercise Price
$2.35–2.80	1,079,205	9.0	$2.53	15,000	$2.43
2.80–5.60	2,498,509	4.6	3.95	2,286,019	4.00
5.60–8.40	3,857,100	5.5	6.84	2,552,026	6.56
8.40–11.20	77,000	3.4	9.09	77,000	9.09
	7,511,814	5.7	$5.28	4,930,045	$5.40
The aggregate intrinsic value of options outstanding at December 31, 2013 was zero. The weighted average grant date fair value of options granted in year ended December 31, 2013, 2012 and 2011 was $1.69, $4.67, and $3.99, per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2013, 2012, and 2011 was $1, $604, and $963, respectively.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

Shares vested, expected to vest and exercisable at December 31, 2013 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2013	7,344,451	$5.28	5.7	$—
Exercisable at December 31, 2013	4,930,045	$5.40	4.4	$—
The total compensation cost not yet recognized as of December 31, 2013 related to non-vested option awards was $5,705 which will be recognized over a weighted-average period of 2.2 years. During the year ended December 31, 2013, 371,234 shares were forfeited with a weighted average grant date fair value of $3.01 per share and a weighted average exercise price of $4.99 per share. During the year ended December 31, 2013, 492,320 shares expired with a weighted average grant date fair value of $2.83 per share and a weighted average exercise price of $4.69 per share. The weighted average remaining contractual life for options exercisable at December 31, 2013 was 4.4 years.
In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2012. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $187 and $257 for the year ended December 30, 2013 and 2012, respectively.
Restricted stock activity under the Plan for the year ended December 31, 2013 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	79,795	$3.54
Granted	242,697	2.51
Vested	(80,993)	3.49
Cancelled	(45,722)	2.51
Unvested as of December 31, 2013	195,777	$2.51
The fair value of restricted stock vested in 2013, 2012 and 2011 was $206, $223 and $800, respectively.
In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through December 31, 2013 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.
In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In 2011, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued to 2,400,000. As of December 31, 2013, 1,950,952 shares have been purchased and 449,048 shares are available for future sale under the Purchase Plan. We recognized share-based compensation expense related to the Purchase Plan of $124, $159 and $165 for the year ended December 31, 2013, 2012 and 2011, respectively.
11. INCOME TAXES
There was no current or deferred tax expense for the years ended December 31, 2013, 2012 or 2011.
The American Taxpayer Relief Act of 2012 (“ATR Act”) was enacted on January 2, 2013 which, among other things, provides a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We did not record the benefit of these credits for the 2012 year. We have recorded the benefit for these credits in the calendar year 2013 as a result of the enactment of the ATR Act. The benefit related to 2012 Research Credit is approximately $1,231, and we also have a full valuation allowance, resulting in a net benefit of $0.
The following is reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Income tax (benefit) expense at statutory rate	$(8,364)	$(3,696)	$(3,659)
State tax (benefit) expense, net of Federal tax (benefit) expense	(901)	(449)	357
Permanent items	516	648	617
Effect of change in valuation allowance and State NOL expiration	10,862	3,190	3,737
Tax credits	(2,113)	320	(2,006)
Other	—	(13)	954
Tax expense (benefit)	$—	$—	$—

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (Continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$102,687	$91,118
Tax credit carryforwards	24,285	22,172
Equity based compensation	7,706	6,774
Book depreciation in excess of tax	2,199	2,263
Reserves and accruals	4	(132)
Deferred revenue	10,405	15,672
Loss on investment	194	194
Other	117	140
	147,597	138,201
Valuation allowance	(147,597)	(138,201)
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—
Total valuation allowance increased by $9,396 for the year ended December 31, 2013. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal and state net operating loss (“NOL”), net capital loss, and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2013.
As of December 31, 2013, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $298,727, $118,695 and $27,067 respectively, expiring from 2014 to 2033, which can be used to offset future income tax liabilities. Federal capital loss carry forwards of approximately $571, expiring in 2015, can be used to offset future federal capital gain income. Approximately $15,006 of our federal NOL and $855 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.
At December 31, 2013, and 2012 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2013 and our state tax returns for the tax years 2010 through 2013 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.
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

the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2014, to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.
12. RESTRUCTURING
In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $422 and benefits continuation costs of $89 all of which were paid by December 31, 2013. We also incurred non-cash charges of $139 related to the modification of employee stock options.
13. COMMITMENTS AND CONTINGENCIES
Leases
We lease a facility under a non-cancelable operating lease. At December 31, 2013, the minimum lease commitment for our leased facility is as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2014	$3,185
2015	1,069
2016	—
2017	—
Thereafter	—
Total minimum lease payments	$4,254
Rent expense under our non-cancelable operating lease was approximately $2,866 for the years ended December 31, 2013, 2012, and 2011.
14. CONCENTRATION OF CREDIT RISK
Revenue from one customer represented approximately 53% of total revenue during 2013, 84% in 2012 and 79% in 2011. Revenue from another customer represented approximately 36% of total revenue during 2013, 16% in 2012, and 21% in 2011. Revenue from an additional customer for whom we completed a one-time research project represented approximately 11% of total revenue during 2013.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2013
Net revenues	$5,661	$4,436	$3,542	$2,275
Net loss	(5,775)	(6,786)	(6,083)	(5,956)
Loss per share:
Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.11)	$(0.10)	$(0.10)
2012
Net revenues	$8,498	$11,829	$10,944	$5,143
Net loss	(4,260)	(885)	(431)	(5,296)
Loss per share:
Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.01)	$(0.01)	$(0.09)

ITEM 9.
  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.
  CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.
  OTHER INFORMATION
None.

PART III
Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of stockholders to be held on May 13, 2014, as summarized below:
ITEM 10.
  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
“Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Corporate Governance;” and “Board Committees and Meetings.”
Information regarding the executive officers of the Company is incorporated by reference from “Executive Officers” at the end of Item 1 of this report.
ITEM 11.
  EXECUTIVE COMPENSATION
“Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report.”
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

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 2, 2011 (File No. 000-21429) and incorporated herein by reference.
3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
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

10.6*
Employment Agreement between the Company and Peter S. Lawrence dated April 13, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.

10.7+
Exclusive License Agreement by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.

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

10.18*
Form of Restricted Stock Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010, (File No. 000-21429) and incorporated herein by reference.

10.19+
Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Amendment No.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14, 2011, (File No. 000-21429) and incorporated herein by reference.

10.20*
Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-21429) and incorporated herein by reference.

10.21*
Amendment to Employment Agreement dated as of February 23, 2012 by and between ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.2 to Amendment No.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 000-21429) and incorporated herein by reference.

10.22+
License and Co-Commercialization Agreement, dated November 8, 2011, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference.

10.23*
Second Amendment to Employment Agreement, dated as of March 8, 2013, by and between ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

10.24*
Third Amendment to Employment Agreement, dated as of March 8, 2013, by and between ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

10.25*
Second Amendment to Employment Agreement, dated March 8, 2013, by and between ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.
101
The following materials from ArQule, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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
Date: March 5, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014
Paolo Pucci

/s/ Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 5, 2014
Peter S. Lawrence

/s/ Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 5, 2014
Robert J. Weiskopf

/s/ Patrick J. Zenner	Director—Chairman of the Board	March 5, 2014
Patrick J. Zenner

/s/ Timothy C. Barabe	Director	March 5, 2014
Timothy C. Barabe

/s/ Susan L. Kelley	Director	March 5, 2014
Susan L. Kelley

/s/ Ronald M. Lindsay	Director	March 5, 2014
Ronald M. Lindsay

/s/ Michael D. Loberg	Director	March 5, 2014
Michael D. Loberg

/s/ William G. Messenger	Director	March 5, 2014
William G. Messenger