Form 10-Q
period 2014-03-31
ARQULE INC
filed 2014-05-07
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

Number of shares outstanding of the registrant’s Common Stock as of April 23, 2014:

Common Stock, par value $.01        62,723,543 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2014

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$15,519	$15,579
Marketable securities-short term	56,209	59,116
Prepaid expenses and other current assets	922	941
Total current assets	72,650	75,636
Marketable securities-long term	14,030	20,391
Property and equipment, net	923	1,128
Other assets	971	1,024
Total assets	$88,574	$98,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,834	$8,470
Note payable	1,700	1,700
Current portion of deferred revenue	11,031	11,031
Current portion of deferred gain on sale leaseback	552	552
Total current liabilities	21,117	21,753
Deferred revenue, net of current portion	12,811	15,568
Deferred gain on sale leaseback, net of current portion	92	232
Total liabilities	34,020	37,553
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,723,543 and 62,736,207 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	627	627
Additional paid-in capital	505,970	504,884
Accumulated other comprehensive income	50	67
Accumulated deficit	(452,093)	(444,952)
Total stockholders’ equity	54,554	60,626
Total liabilities and stockholders’ equity	$88,574	$98,179

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$2,676	$5,661

Costs and expenses:
Research and development	6,731	8,181
General and administrative	3,250	3,400
Total costs and expenses	9,981	11,581

Loss from operations	(7,305)	(5,920)

Interest income	95	151
Interest expense	(7)	(4)
Other income (expense)	76	(2)

Net loss	(7,141)	(5, 775)

Unrealized gain (loss) on marketable securities	(17)	9
Comprehensive loss	$(7,158)	$(5,766)

Basic and diluted net loss per share:
Net loss per share	$(0.11)	$(0.09)

Weighted average basic and diluted common shares outstanding	62,583	62,384

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2014	2013
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(7,141)	$(5,775)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205	235
Amortization of premium/(discount) on marketable securities	340	625
Amortization of deferred gain on sale leaseback	(140)	(140)
Non-cash stock compensation	1,086	1,365
Loss (gain) on auction rate securities	(76)	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19	(481)
Other assets	53	81
Accounts payable and accrued expenses	(636)	(2,681)
Deferred revenue	(2,757)	(3,571)
Net cash used in operating activities	(9,047)	(10,340)
Cash flows from investing activities:
Purchases of marketable securities	(10,635)	(616)
Proceeds from sale or maturity of marketable securities	19,622	11,603
Net cash provided by investing activities	8,987	10,987
Cash flows from financing activities	—	—
Net increase (decrease) in cash and cash equivalents	(60)	647
Cash and cash equivalents, beginning of period	15,579	14,327
Cash and cash equivalents, end of period	$15,519	$14,974

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

Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. A dose reduction in the METIV-HCC trial from 240 mg twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the Data Monitoring Committee (“DMC”) of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose.

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame for completion of enrollment is mid-2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare progression free survival (“PFS”) in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, an Akt inhibitor, and ARQ 087, an inhibitor of fibroblast growth factor receptor. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2013 included in our annual report on Form 10-K filed with the SEC on March 5, 2014.

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of March 31, 2014, and the results of our operations and cash flows for the three months ended March 31, 2014 and March 31, 2013. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

On November 10, 2011, we and Daiichi Sankyo announced the execution of a license agreement for the development of ARQ 092. The license agreement provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Revenue for this agreement was recognized using Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASU 2009-13 all undelivered items under an agreement are divided into separate units of accounting based on whether the deliverable provides stand-alone value to the licensee. The Company determined the best estimate selling price (BESP) for each unit of accounting based upon management’s judgment and including factors such as discounted cash flows, estimated direct expenses and other costs and probability of successful outcome of clinical trials.

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The development period for this agreement concluded in June 2013 and accordingly we recognized no revenue for the quarter ended March 31, 2014. We recognized revenue of $0.6 million for the quarter ended March 31, 2013. At March 31, 2014 there was no remaining deferred revenue related to this agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2014, totaled $84.2 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2014 by $44.2 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $82 which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $216 which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the quarters ended March 31, 2014 and 2013, $1.3 million and $1.9 million, respectively, were recognized as net revenue. At March 31, 2014, $12.0 million remains in deferred revenue.

Kyowa Hakko Kirin Licensing Agreement

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In July 2010, we announced the initiation of a Phase 2 trial with tivantinib by Kyowa Hakko Kirin in gastric cancer, for which we received a $5 million milestone payment in September 2010. The terms of our tivantinib licensing agreement with Kyowa Hakko Kirin remain in effect following the recent 2013 developments in the Phase 3 ATTENTION trial in Asia described above.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of March 31, 2014, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the quarters ended March 31, 2014 and 2013, $1.4 million was recognized as revenue. At March 31, 2014, $11.8 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2014 and December 31, 2013:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$56,174	$45	$(10)	$56,209
Corporate debt securities-long term	12,093	19	(4)	12,108
Total available-for-sale marketable securities	$68,267	$64	$(14)	$68,317

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$59,059	$62	$(5)	$59,116
Corporate debt securities-long term	18,535	23	(13)	18,545
Total available-for-sale marketable securities	$77,594	$85	$(18)	$77,661

Our available-for-sale marketable securities in a loss position at March 31, 2014 were in a continuous unrealized loss position for less than 12 months. The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $2,377 at December 31, 2013. The unrealized loss on these marketable securities was $3 at December 31, 2013.

The following is a summary of the fair value of trading securities we held at March 31, 2014 and December 31, 2013:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(178)	$1,922
Total trading securities	$2,100	$—	$(178)	$1,922

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(254)	$1,846
Total trading securities	$2,100	$—	$(254)	$1,846

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At March 31, 2014 and December 31, 2013, the Company’s auction rate securities are included in marketable securities-long term and total $1,922 and $1,846, respectively. The net increase in value of our auction rate securities of $76 in the three months ended March 31, 2014 was recorded as a gain in other income (expense) in the statement of operations and comprehensive loss. The net decrease in value of our auction rate securities of $2 in the three months ended March 31, 2013 was recorded as a loss in other income (expense) in the statement of operations and comprehensive loss.

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

	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,663	$13,663	$—	$—
Corporate debt securities-short term	56,209	—	56,209	—
Corporate debt securities-long term	12,108	—	12,108	—
Auction rate securities-long term	1,922	—	—	1,922
Total	$83,902	$13,663	$68,317	$1,922

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,247	$12,247	$—	$—
Corporate debt securities-short term	59,116	—	59,116	—
Corporate debt securities-long term	18,545	—	18,545	—
Auction rate securities-long term	1,846	—	—	1,846
Total	$91,754	$12,247	$77,661	$1,846

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2014:

Amount
Balance at December 31, 2013	$1,846
Gain on auction rate securities	76
Balance at March 31, 2014	$1,922

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(2)
Balance at March 31, 2013	$1,787

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the year ended March 31, 2014:

	Estimated Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,922	Discounted cash flow

			Maximum rate	1.56%
			Liquidity risk premium	3.00%–4.00%
			Probability of earning maximum rate until maturity	0.08%–0.13%
			Probability of principal returned prior to maturity	85.54%–87.70%
			Probability of default	12.23%–14.34%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2014 and December 31, 2013:

	2014	2013
Accounts payable	$250	$146
Accrued payroll	1,051	2,556
Accrued outsourced pre-clinical and clinical fees	5,633	4,702
Accrued professional fees	537	660
Other accrued expenses	363	406
	$7,834	$8,470

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,454,520 and 8,259,603 for the three months ended March 31, 2014 and 2013, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2014 and 2013.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2014	2013
Research and development	$405	$494
General and administrative	681	871
Total stock-based compensation expense	$1,086	$1,365

In the three months ended March 31, 2014 and 2013, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2014 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,050,119	2.57
Cancelled	(107,413)	5.32
Outstanding as of March 31, 2014	8,454,520	$4.95

Exercisable as of March 31, 2014	5,787,047	$5.37

The aggregate intrinsic value of options outstanding at March 31, 2014 was zero related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2014 and 2013 was $1.71and $1.67 per share, respectively. No options were exercised in the three months ended March 31, 2014 or 2013.

Shares vested, expected to vest and exercisable at March 31, 2014 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2014	8,300,915	$4.95	6.1	$—
Exercisable at March 31, 2014	5,787,047	$5.37	4.8	$—

The total compensation cost not yet recognized as of March 31, 2014 related to non-vested option awards was $6.6 million, which will be recognized over a weighted-average period of 2.5 years. During the three months ended March 31, 2014, 99,088 shares expired and 8,325 shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2014 was 4.8 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through March 31, 2014, 46,860 shares have been forfeited, and 50,239 shares have vested. We recognized share-based compensation expense related to restricted stock of $25 and $143 for the three months ended March 31, 2014 and 2013, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2014 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	195,777	$2.51
Vested	(49,041)	2.51
Cancelled	(1,138)	2.51
Unvested as of March 31, 2014	145,598	$2.51

The fair value of restricted stock that vested in the three months ended March 31, 2014 and 2013 was $101 and $203, respectively.

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

Through March 31, 2014 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for our interim period ending March 31, 2014. We adopted this standard in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

8. INCOME TAXES

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

At March 31, 2014 and December 31, 2013, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2013 and our state tax returns for the tax years 2010 through 2013 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

9. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at March 31, 2014 and 2013, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $7 and $4 for the three months ended March 31, 2014 and 2013, respectively.

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

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame for completion of enrollment is mid-2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by Daiichi Sankyo and ourselves in collaboration with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test will need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, an Akt inhibitor, and ARQ 087, an inhibitor of fibroblast growth factor receptor. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.

Our drug discovery efforts are focused primarily on AKIPTM, which we are using to generate novel kinase inhibitors that are potent and selective against their targets. We have assessed the potential of AKIPTM to target multiple kinases in oncology and other therapeutic areas, and we are generating and validating compounds that inhibit these kinase targets. We utilize our proprietary kinase-focused libraries that are enriched with chemical matter to enhance the efficiency and effectiveness of these efforts. During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the Akt protein kinase discovered under our AKIPTM oncology drug discovery collaboration that terminated in November 2012. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.

We have incurred a cumulative deficit of approximately $452 million from inception through March 31, 2014. We recorded a net loss for 2011, 2012 and 2013 and expect a net loss for 2014.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2014, totaled $84.2 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2014 by $44.2 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $82 thousand which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $216 thousand which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

In November 2012, we completed our research collaboration with Daiichi Sankyo under a research collaboration, exclusive license and co-commercialization agreement entered into on November7, 2008, that was focused on applications of our proprietary AKIPTM technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2014, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2014	December 31, 2013	Increase (decrease)
			$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$71.7	$74.7	(3.0)	(4)%
Marketable securities-long term	14.0	20.4	(6.4)	(31)%
Notes payable	1.7	1.7	—	—
Working capital	51.5	53.9	(2.4)	(4)%

	Q1 2014	Q1 2013	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(9.0)	$(10.3)	$1.3
Investing activities	9.0	11.0	(2.0)
Financing activities	—	—	—

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2014 and 2013, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $9.0 million and $10.3 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $9.0 million and $11.0 million for the quarters ended March 31, 2014 and 2013, respectively, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at March 31, 2014 and December 31, 2013, invested in auction rate securities.

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

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $422 thousand and benefits continuation costs of $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of $139 thousand in 2013 related to the modification of employee stock options. The restructuring actions for which charges were incurred in the year ended December 31, 2013 are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.

We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2014, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2016.

Our contractual obligations were comprised of the following as of March 31, 2014 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	3,457	3,190	267	—	—
Purchase obligations	5,739	5,739	—	—	—
Total	$10,896	$10,629	$267	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of March 31, 2014 our portion of these costs was $44.2 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2013 on Form 10-K filed with the SEC on March 5, 2014.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2014 and 2013:

Revenue

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended March 31: Research and development revenue	$2.7	$5.7	$(3.0)	(53)%

Research and development revenue in the three months ended March 31, 2014 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue in the three months ended March 31, 2013 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092 that ended in June 2013, and the Kyowa Hakko Kirin exclusive license agreement. In addition, during the three months ended March 31, 2013 we completed a one-time research project. In connection with this project we received a payment of $1.8 million which we recognized as revenue in the quarter ended March 31, 2013.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2014, totaled $84.2 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2013 by $44.2 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $82 thousand which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended March 31, 2013 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $216 thousand which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

The $3.0 million revenue decrease in the quarter ended March 31, 2014 is primarily due to revenue decreases of $0.6 million from our Daichii Sankyo tivantinib program, $0.6 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013, and $1.8 million of other revenue related to a one-time research project in the quarter ended March 31, 2013. The $0.6 million revenue decrease in the quarter ended March 31, 2014 from our Daichii Sankyo tivantinib program consisted of a $0.7 million decrease in revenue due to the changes in the estimated development period, partially offset by lower contra-revenue of $0.1 million.

Research and development

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended March 31:
Research and development	$6.7	$8.2	$(1.5)	(18)%

Research and development expense in the quarter ended March 31, 2014 decreased by $1.5 million primarily due to lower labor related costs of $0.5 million from attrition and $0.7 million from the July 2013 restructuring and reduced lab expenses of $0.4 million. These cost decreases were partially offset by $0.3 million higher outsourced clinical and product development costs related to our pipeline programs. At March 31, 2014 we had 43 employees dedicated to our research and development program compared to 72 at March 31, 2013.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2014	Program-to-date
c-Met program—tivantinib	Phase 3	$0.7	$82.8

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2014 by $44.2 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$3.3	$3.4	$(0.1)	(4)%

General and administrative expense decreased in the first quarter of 2013 principally due to lower non-cash stock compensation costs. General and administrative headcount was 20 at March 31, 2014, compared to 25 at March 31, 2013.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2014	2013	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$95	$151	$(56)	(37)%
Interest expense	(7)	(4)	3	75%
Other income (expense)	76	(2)	78	3900%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the first quarter of 2014 primarily due to a decrease in our portfolio balance. Interest expense was incurred on our notes payable and increased in the first quarter of 2014 due to higher interest rates. Other income (expense) in the first quarter of 2014 includes a gain of $76 thousand from the increase in fair value of our auction rate securities. Other income (expense) in the first quarter of 2013 includes a loss of $2 thousand from the decrease in fair value of our auction rate securities.

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

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for our interim period ending March 31, 2014. We adopted this standard in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 5, 2014, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent the judgment of the Company as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at March 31, 2014 and December 31, 2013 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 5, 2014, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: May 7, 2014	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

