Form 10-Q
period 2014-06-30
ARQULE INC
filed 2014-08-05
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

Number of shares outstanding of the registrant’s Common Stock as of July 23, 2014:

Common Stock, par value $.01       62,774,104 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2014

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$11,214	$15,579
Marketable securities-short term	51,989	59,116
Prepaid expenses and other current assets	1,297	941
Total current assets	64,500	75,636
Marketable securities-long term	14,369	20,391
Property and equipment, net	719	1,128
Other assets	669	1,024
Total assets	$80,257	$98,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,854	$8,470
Note payable	1,700	1,700
Current portion of deferred revenue	11,056	11,031
Current portion of deferred gain on sale leaseback	506	552
Total current liabilities	21,116	21,753
Deferred revenue, net of current portion	10,079	15,568
Deferred gain on sale leaseback, net of current portion	—	232
Total liabilities	31,195	37,553
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,771,636 and 62,736,207 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	628	627
Additional paid-in capital	506,820	504,884
Accumulated other comprehensive income	46	67
Accumulated deficit	(458,432)	(444,952)
Total stockholders’ equity	49,062	60,626
Total liabilities and stockholders’ equity	$80,257	$98,179

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2014	2013	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Research and development revenue	$2,901	$4,436	$5,577	$10,097

Costs and expenses:
Research and development	6,236	8,082	12,967	16,263
General and administrative	3,071	3,198	6,321	6,598
Total costs and expenses	9,307	11,280	19,288	22,861

Loss from operations	(6,406)	(6,844)	(13,711)	(12,764)

Interest income	76	132	171	283
Interest expense	(10)	(6)	(17)	(10)
Other income (expense)	1	(68)	77	(70)

Net loss	(6,339)	(6,786)	(13,480)	(12,561)

Unrealized loss on marketable securities	(4)	(67)	(21)	(58)
Comprehensive loss	$(6,343)	$(6,853)	$(13,501)	$(12,619)

Basic and diluted net loss per share:
Net loss per share	$(0.10)	$(0.11)	$(0.22)	$(0.20)

Weighted average basic and diluted common shares outstanding	62,627	62,473	62,605	62,429

The accompanying notes are an integral part of these interim unaudited financial statements

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(13,480)	$(12,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	451
Amortization of premium/(discount) on marketable securities	633	1,180
Amortization of deferred gain on sale leaseback	(278)	(278)
Non-cash stock compensation	1,880	2,312
Loss (gain) on auction rate securities	(77)	70
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(356)	(616)
Other long-term assets	355	128
Accounts payable and accrued expenses	(616)	(1,977)
Deferred revenue	(5,464)	(7,099)
Net cash used in operating activities	(16,994)	(18,390)
Cash flows from investing activities:
Purchases of marketable securities	(14,100)	(9,063)
Proceeds from sale or maturity of marketable securities	26,672	26,176
Net cash provided by investing activities	12,572	17,113
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock plan purchases	57	213
Net cash provided by financing activities	57	213
Net decrease in cash and cash equivalents	(4,365)	(1,064)
Cash and cash equivalents, beginning of period	15,579	14,327
Cash and cash equivalents, end of period	$11,214	$13,263

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

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame for completion of enrollment is mid-2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. This CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in the trial. Our collaborator for this companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

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

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone from Daiichi Sankyo. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in both of these trials.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of June 30, 2014, and the results of our operations for the three and six months ended June 30, 2014 and June 30, 2013 and cash flows for the six months ended June 30, 2014 and June 30, 2013. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The development period for this agreement concluded in June 2013 and accordingly we recognized no revenue for the three or six months ended June 30, 2014. We recognized revenue of $0.6 million and $1.3 million, related to this agreement for the three and six months ended June 30, 2013. At June 30, 2014, there was no remaining deferred revenue related to this agreement.

Daiichi Sankyo Tivantinib Agreement

On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. The terms of our tivantinib agreement with Daiichi Sankyo remain in effect following the recent developments in the trials described in Note 1.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2014, totaled $86.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2014 by $46.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s, and we recognized $0.1 million as research and development revenue under the contingency adjusted performance model. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

For the quarter ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s, and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013, we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the three and six months ended June 30, 2014 and 2013, $1.5 million and $2.7 million, and $2.3 million and $4.2 million, respectively, were recognized as net revenue. At June 30, 2014, $10.7 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of June 30, 2014, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and six months ended June 30, 2014 and 2013, $1.4 million and $2.8 million, and $1.4 million and $2.8 million, respectively were recognized as revenue. At June 30, 2014, $10.4 million remains in deferred revenue.

Other Project Revenue

During the six months ended June 30, 2013, we completed a one-time research project. In connection with this project we received a payment of $1.75 million which we recognized as revenue in the six months ended June 30, 2013.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2014 and December 31, 2013:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$51,966	$27	$(4)	$51,989
Corporate debt securities-long term	12,421	26	(3)	12,444
Total available-for-sale marketable securities	$64,387	$53	$(7)	$64,433

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$59,059	$62	$(5)	$59,116
Corporate debt securities-long term	18,535	23	(13)	18,545
Total available-for-sale marketable securities	$77,594	$85	$(18)	$77,661

Our available-for-sale marketable securities in a loss position at June 30, 2014 were in a continuous unrealized loss position for less than 12 months. The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $2,377 at December 31, 2013. The unrealized loss on these marketable securities was $3 at December 31, 2013. As of June 30, 2014, our available-for-sale marketable securities all had contractual maturities of 18 months or less.

The following is a summary of the fair value of trading securities we held at June 30, 2014 and December 31, 2013:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(177)	$1,923
Total trading securities	$2,100	$—	$(177)	$1,923

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(254)	$1,846
Total trading securities	$2,100	$—	$(254)	$1,846

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At June 30, 2014 and December 31, 2013, the Company’s auction rate securities are included in marketable securities-long term and total $1,923 and $1,846, respectively. The net increase in value of our auction rate securities of $1 and $77 in the three and six months ended June 30, 2014, respectively, was recorded as a gain in other income (expenses) in the statement of operations and comprehensive loss. The net decrease in value of our auction rate securities of $68 and $70 in the three and six months ended June 30, 2013, respectively, was recorded as a loss in other income (expenses) in the statement of operations and comprehensive loss.

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

	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,611	$8,611	$—	$—
Corporate debt securities-short term	51,989	—	51,989	—
Corporate debt securities-long term	12,446	—	12,446	—
Auction rate securities-long term	1,923	—	—	1,923
Total	$74,969	$8,611	$64,435	$1,923
	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,247	$12,247	$—	$—
Corporate debt securities-short term	59,116	—	59,116	—
Corporate debt securities-long term	18,545	—	18,545	—
Auction rate securities-long term	1,846	—	—	1,846
Total	$91,754	$12,247	$77,661	$1,846

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

The following table rolls forward the fair value of our auction rate securities whose fair values are determined by Level 3 inputs for 2014:

Amount
Balance at December 31, 2013	$1,846
Gain on auction rate securities	77
Balance at June 30, 2014	$1,923

The following table rolls forward the fair value of our auction rate securities whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(70)
Balance at June 30, 2013	$1,719

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the six months ended June 30, 2014:

	Estimated Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,923	Discounted cash flow
			Maximum rate	1.58%
			Liquidity risk premium	3.00%–4.00%
			Probability of earning maximum rate until maturity	0.08%–0.14%
			Probability of principal returned prior to maturity	85.39%–87.57%
			Probability of default	12.35%–14.48%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2014 and December 31, 2013:

	2014	2013
Accounts payable	$308	$146
Accrued payroll	1,715	2,556
Accrued outsourced pre-clinical and clinical fees	4,996	4,702
Accrued professional fees	492	660
Other accrued expenses	343	406
	$7,854	$8,470

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,478,057 and 8,293,690 for the three and six months ended June 30, 2014 and 2013, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the six months ended June 30, 2014 and 2013.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$263	$343	$668	$837
General and administrative	531	604	1,212	1,475
Total stock-based compensation expense	$794	$947	$1,880	$2,312

In the three and six months ended June 30, 2014 and 2013, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2014 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,150,119	2.47
Cancelled	(183,876)	5.13
Outstanding as of June 30, 2014	8,478,057	$4.91

Exercisable as of June 30, 2014	5,862,497	$5.33

The aggregate intrinsic value of options outstanding at June 30, 2014 was $13, none related to exercisable options. The weighted average grant date fair value of options granted in the six months ended June 30, 2014 and 2013 was $1.65 and $1.68 per share, respectively. No options were exercised in the six months ended June 30, 2014 or 2013.

Shares vested, expected to vest and exercisable at June 30, 2014 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2014	8,324,977	$4.91	5.8	$13
Exercisable at June 30, 2014	5,862,497	$5.33	4.6	$—

The total compensation cost not yet recognized as of June 30, 2014 related to non-vested option awards was $5.8 million, which will be recognized over a weighted-average period of 2.3 years. During the six months ended June 30, 2014, 129,885 shares expired and 44,988 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2014 was 4.6 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through June 30, 2014, 50,308 shares have been forfeited, and 50,239 shares have vested. We recognized share-based compensation expense related to restricted stock of $61 and $148 for the six months ended June 30, 2014 and 2013, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2014 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	195,777	$2.51
Vested	(49,041)	2.51
Cancelled	(4,586)	2.51
Unvested as of June 30, 2014	142,150	$2.51

The fair value of restricted stock vested in the six months ended June 30, 2014 and 2013 was $76 and $203, respectively.

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

Through June 30, 2014, no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the potential impact this ASU may have on our financial position and results of operations.

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this ASU may have on our financial position and results of operations.

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance was effective for our interim period ending March 31, 2014. We adopted this standard in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

At June 30, 2014 and December 31, 2013, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2013 and our state tax returns for the tax years 2010 through 2013 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

9. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at June 30, 2014 and 2013, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $10 and $17 and $6 and $10 for the three and six months ended June 30, 2014 and 2013, respectively.

Management believes the carrying value of the note payable approximates its fair value for these borrowings and is classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

10. SUBSEQUENT EVENT

On July 30, 2014, the Company approved plans to restructure its operations to better align its human and financial resources with the Company’s primary focus on clinical stage development programs and to extend the Company’s cash runway. Commencing on August 4, 2014, the Company began to reduce its current workforce from 61 to approximately 40 employees by the end of the year.  Most of this reduction will come from the Company’s Discovery Group, which has been engaged primarily in early-stage, pre-clinical research.

The Company estimates that the costs associated with this action will be comprised principally of severance payments of approximately $1,000 and benefits continuation of approximately $100, all of which are expected to be paid by March 31, 2015.  In addition, in the third quarter of 2014, the Company expects to incur non-cash charges of approximately $150 related to the modification of employee stock options associated with the restructuring.

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

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame for completion of enrollment is mid-2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. This CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in the trial. Our collaborator for this companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

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

We have a cumulative deficit of approximately $458 million from inception through June 30, 2014. We recorded a net loss for 2011, 2012 and 2013 and expect a net loss for 2014.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2014, totaled $86.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2014 by $46.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.1 million as research and development revenue under the contingency adjusted performance model. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

For the quarter ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2014, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2014	2013	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$63.2	$74.7	(11.5)	(15)%
Marketable securities-long term	14.4	20.4	(6.0)	(30)%
Notes payable	1.7	1.7	—	—
Working capital	43.4	53.9	(10.5)	(19)%

	Six Months Ended
	June 30,	June 30,	Increase
	2014	2013	(decrease)
	(in millions)
Cash flow from:
Operating activities	$(17.0)	$(18.4)	$1.4
Investing activities	12.6	17.1	(4.5)
Financing activities	0.1	0.2	(0.1)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2014 and 2013, our net use of cash was primarily driven by our net loss and the difference between cash receipts from our collaborators and payments for operating expenses which resulted in net cash outflows of $17.0 million and $18.4 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $12.6 million and $17.1 million for the six months ended June 30, 2014 and 2013, respectively, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at June 30, 2014 and December 31, 2013, invested in auction rate securities.

Cash flow from financing activities. Our net cash provided by financing activities for the six months ended June 30, 2014 and 2013 of $0.1 million and $0.2 million, respectively, was from employee stock plan purchases.

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

On July 30, 2014, the Company approved plans to restructure its operations to better align its human and financial resources with the Company’s primary focus on clinical stage development programs and to extend the Company’s cash runway beyond the anticipated time for achievement of key milestones, including the completion of the METIV-HCC trial.  Commencing on August 4, 2014, the Company began to reduce its current workforce from 61 to approximately 40 employees by the end of the year.  Most of this reduction will come from the Company’s Discovery Group, which has been engaged primarily in early-stage, pre-clinical research.

The Company estimates that the costs associated with this action will be comprised principally of severance payments of approximately $1.0 million and benefits continuation of approximately $100 thousand, all of which are expected to be paid by March 31, 2015.  In addition, in the third quarter of 2014, the Company expects to incur non-cash charges of approximately $150 thousand related to the modification of employee stock options associated with the restructuring.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2014, financial support from our collaboration agreements, and savings from our workforce reductions described above, will be sufficient to finance our working capital and capital requirements into 2017.

Our contractual obligations were comprised of the following as of June 30, 2014 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	2,673	2,673	—	—	—
Purchase obligations	4,941	4,941	—	—	—
Total	$9,314	$9,314	$—	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of June 30, 2014 our portion of these costs was $46.9 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2014 and 2013:

Revenue

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$2.9	$4.4	$(1.5)	(35)%

For the six months ended June 30:
Research and development revenue	$5.6	$10.1	$(4.5)	(45)%

Research and development revenue for the three and six months ended June 30, 2014 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakka Kirin exclusive license agreement. Research and development revenue for the three and six months ended June 30, 2013 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092 that ended in June 2013, and the Kyowa Hakko Kirin exclusive license agreement. In addition, during the six months ended June 30, 2013 we completed a one- time research project and received a payment of $1.75 million which we recognized as revenue in the six months ended June 30, 2013.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2014, totaled $86.9 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2014 by $46.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.1 million as research and development revenue under the contingency adjusted performance model. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

For the quarter ended June 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and we recognized $0.3 million as research and development revenue under the contingency adjusted performance model. Through the six months ended June 30, 2013 we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

The $1.5 million revenue decrease in the three months ended June 30, 2014 is primarily due to revenue decreases of $0.9 million from our Daichii Sankyo tivantinib program and $0.6 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013. The $0.9 million revenue decrease in the quarter ended June 30, 2014 from our Daichii Sankyo tivantinib program consisted of a $0.8 million decrease in revenue due to the changes in the estimated development period, and a $0.1 million decrease attributable to revenue recognized as research and development revenue under the contingency adjusted performance model from our non-Phase 3 tivantinib collaboration costs incurred that exceeded those of Daiichi Sankyo’s.

The $4.5 million revenue decrease in the six months ended June 30, 2014 is primarily due to revenue decreases of $1.4 million from our Daichii Sankyo tivantinib program due to the changes in the estimated development period, $1.8 million of other revenue related to a one-time research project in the six months ended June 30, 2013 and $1.3 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013.

Research and development

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended June 30:
Research and development	$6.2	$8.1	$(1.9)	(23)%

For the six months ended June 30:
Research and development	$13.0	$16.3	$(3.3)	(20)%

Research and development expense in the three months ended June 30, 2014 decreased by $1.9 million primarily due to lower labor related costs of $0.3 million from employee attrition and $0.6 million from the July 2013 restructuring, reduced lab expenses of $0.3 million and other cost decreases of $0.7 million.

Research and development expense in the six months ended June 30, 2014 decreased by $3.3 million primarily due to lower labor related costs of $0.8 million from employee attrition and $1.3 million from the July 2013 restructuring, reduced lab expenses of $0.7 million and other cost decreases of $0.5 million. At June 30, 2014 we had 41 employees dedicated to our research and development program compared to 69 at June 30, 2013.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2014	Program-to-date
c-Met program—tivantinib	Phase 3	$1.4	$83.5

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2014 by $46.9 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2014	2013	$	%
	(in millions)

For the three months ended June 30:
General and administrative	$3.1	$3.2	$(0.1)	(4)%

For the six months ended June 30:
General and administrative	$6.3	$6.6	$(0.3)	(4)%

General and administrative expense decreased in the three months ended June 30, 2014 principally due to lower non-cash stock compensation costs.

General and administrative expense decreased in the six months ended June 30, 2014 principally due to lower non-cash stock compensation costs. General and administrative headcount was 20 at June 30, 2014, compared to 25 at June 30, 2013.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2014	2013	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$76	$132	$(56)	(42)%
Interest expense	(10)	(6)	4	67%
Other income (expense)	1	(68)	69	101%

For the six months ended June 30:
Interest income	$171	$283	$(112)	(40)%
Interest expense	(17)	(10)	7	70%
Other income (expense)	77	(70)	147	210%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and six month periods ended June 30, 2014 primarily due to a decrease in our portfolio balance. Interest expense was incurred on our notes payable. Other income (expense) in the three and six month periods ended June 30, 2014 includes a gain of $1 thousand and a gain of $77 thousand, from the increase in fair value of our auction rate securities, respectively. Other income (expense) in the three and six month periods ended June 30, 2013 includes a loss of $68 thousand and a loss of $70 thousand, from the decrease in fair value of our auction rate securities, respectively

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the potential impact this ASU may have on our financial position and results of operations.

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact this ASU may have on our financial position and results of operations.

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance was effective for our interim period ending March 31, 2014. We adopted this standard in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at June 30, 2014 and December 31, 2013 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: August 5, 2014	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

