Form 10-Q
period 2014-09-30
ARQULE INC
filed 2014-11-10
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

Number of shares outstanding of the registrant’s Common Stock as of October 27, 2014:

Common Stock, par value $.01 62,770,092 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2014

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$16,099	$15,579
Marketable securities-short term	45,989	59,116
Prepaid expenses and other current assets	1,305	941
Total current assets	63,393	75,636
Marketable securities-long term	7,228	20,391
Property and equipment, net	316	1,128
Other assets	102	1,024
Total assets	$71,039	$98,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,195	$8,470
Note payable	1,700	1,700
Current portion of deferred revenue	11,056	11,031
Current portion of deferred gain on sale leaseback	368	552
Total current liabilities	20,319	21,753
Deferred revenue, net of current portion	7,315	15,568
Deferred gain on sale leaseback, net of current portion	—	232
Total liabilities	27,634	37,553
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,770,092 and 62,736,207 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	628	627
Additional paid-in capital	507,583	504,884
Accumulated other comprehensive income	25	67
Accumulated deficit	(464,831)	(444,952)
Total stockholders’ equity	43,405	60,626
Total liabilities and stockholders’ equity	$71,039	$98,179

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2014	2013	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,662	$3,542	$8,239	$13,639

Costs and expenses:
Research and development	5,014	5,955	17,981	22,218
General and administrative	2,997	3,113	9,318	9,711
Restructuring and other costs	1,099	667	1,099	667
Total costs and expenses	9,110	9,735	28,398	32,596

Loss from operations	(6,448)	(6,193)	(20,159)	(18,957)

Interest income	62	114	233	397
Interest expense	(11)	(8)	(28)	(18)
Other income (expense)	(2)	4	75	(66)

Net loss	(6,399)	(6,083)	(19,879)	(18,644)

Unrealized gain (loss) on marketable securities	(21)	41	(42)	(17)
Comprehensive loss	$(6,420)	$(6,042)	$(19,921)	$(18,661)

Basic and diluted net loss per share:
Net loss per share	$(0.10)	$(0.10)	$(0.32)	$(0.30)

Weighted average basic and diluted common shares outstanding	62,652	62,512	62,621	62,457

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(19,879)	$(18,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	658
Amortization of premium on marketable securities	893	1,682
Amortization of deferred gain on sale leaseback	(416)	(416)
Non-cash stock compensation	2,643	3,201
Loss (gain) on auction rate securities	(75)	66
Impairment of property and equipment	280	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	558	142
Accounts payable and accrued expenses	(1,275)	(2,073)
Deferred revenue	(8,228)	(10,609)
Net cash used in operating activities	(24,967)	(25,993)
Cash flows from investing activities:
Purchases of marketable securities	(27,504)	(29,275)
Proceeds from sale or maturity of marketable securities	52,934	57,777
Net cash provided by investing activities	25,430	28,502
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock plan purchases	57	213
Net cash provided by financing activities	57	213
Net increase in cash and cash equivalents	520	2,722
Cash and cash equivalents, beginning of period	15,579	14,327
Cash and cash equivalents, end of period	$16,099	$17,049

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers. In addition to our clinical stage pipeline, our drug discovery efforts focus on a number of pre-clinical programs derived from our kinase platform technology and extensive library of proprietary compounds that have the potential to fulfill this mission.

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

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame to completion of patient accrual is the end of 2015. We define patient accrual as the process of screening and identifying patients for subsequent randomization into the treatment arms of the trial. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. This CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in the trial. Our collaborator for this companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib, the JET-HCC trial, is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare progression free survival (“PFS”) in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There were no milestone payments associated with the initiation of this trial.

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

We are collaborating with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).

The NCI has reported to us that the randomized, double blind, placebo-controlled CTEP Phase 2 clinical trial of tivantinib as a single agent in prostate cancer met its primary endpoint of progression-free survival (“PFS”). Additional data from this trial is expected to be presented at a future scientific forum. As final data emerge from this trial, we and our partner, Daiichi Sankyo, will discuss with the NIH the potential for additional trials in this indication. In addition, in the uncontrolled single agent, signal generation CTEP studies in breast cancer and multiple myeloma, the primary endpoint of response rate was not met. As a result, we do not plan to prioritize development in these indications at this time.

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, an Akt inhibitor, and ARQ 087, an inhibitor of fibroblast growth factor receptor. Both of these compounds have completed Phase 1a clinical testing and are advancing into Phase 1b testing in cohorts of patients enriched with specific types of tumors that we believe may benefit from treatment with ARQ 092 and ARQ 087 respectively and in combination with each other and other anti-cancer agents. In addition, we have entered into an agreement with the National Human Genome Research Institute of the NIH for a clinical trial investigating ARQ 092 as a potential treatment for Proteus Syndrome, a rare overgrowth disorder caused by a mutation in the Akt 1 gene. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

As the license granted under the agreement was delivered, the license had standalone value, and there were no further obligations related to the license, revenue of $10 million related to this accounting unit was recognized in 2011 based on the best estimate of selling price of the license. Revenue related to clinical trial costs and steering committee services were recognized ratably over the clinical trial as services were provided and costs were incurred, up to the amount of cash received for these deliverables based on the best estimate of selling price of each deliverable. The development period for this agreement concluded in June 2013 and accordingly we recognized no revenue for the three or nine months ended September 30, 2014. We recognized revenue of zero and $1.3 million, related to this agreement for the three and nine months ended September 30, 2013. At September 30, 2014, there was no remaining deferred revenue related to this agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2014, totaled $87.8 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2014 by $47.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $102 which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

For the quarter ended September 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s, and we recognized $23 as research and development revenue under the contingency adjusted performance model. Through the nine months ended September 30, 2013, we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the three and nine months ended September 30, 2014 and 2013, $1.2 million and $4.0 million, and $2.1 million and $6.3 million, respectively, were recognized as net revenue. At September 30, 2014, $9.4 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of September 30, 2014, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For the three and nine months ended September 30, 2014 and 2013, $1.4 million and $4.3 million, and $1.4 million and $4.3 million, respectively were recognized as revenue. At September 30, 2014, $9.0 million remains in deferred revenue.

Other Project Revenue

During the nine months ended September 30, 2013, we completed a one-time research project. In connection with this project we received a payment of $1.8 million which we recognized as revenue in the nine months ended September 30, 2013.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2014 and December 31, 2013:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$45,956	$38	$(5)	$45,989
Corporate debt securities-long term	5,315	—	(8)	5,307
Total available-for-sale marketable securities	$51,271	$38	$(13)	$51,296

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$59,059	$62	$(5)	$59,116
Corporate debt securities-long term	18,535	23	(13)	18,545
Total available-for-sale marketable securities	$77,594	$85	$(18)	$77,661

Our available-for-sale marketable securities in a loss position at September 30, 2014 were in a continuous unrealized loss position for less than 12 months. The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $2,377 at December 31, 2013. The unrealized loss on these marketable securities was $3 at December 31, 2013. As of September 30, 2014, our available-for-sale marketable securities all had contractual maturities of 18 months of less.

The following is a summary of the fair value of trading securities we held at September 30, 2014 and December 31, 2013:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(179)	$1,921
Total trading securities	$2,100	$—	$(179)	$1,921

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(254)	$1,846
Total trading securities	$2,100	$—	$(254)	$1,846

The underlying collateral of our auction rate securities consists of student loans, supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

At September 30, 2014 and December 31, 2013, the Company’s auction rate securities are included in marketable securities-long term and total $1,921 and $1,846, respectively.

The net decrease in value of our auction rate securities of $2 in the three months ended September 30, 2014, was recorded as a loss in other income (expenses) in the statement of operations and comprehensive loss. The net increase in value of our auction rate securities of $75 in the nine months ended September 30, 2014, was recorded as a gain in other income (expenses) in the statement of operations and comprehensive loss.

The net increase in value of our auction rate securities of $4 in the three months ended September 30, 2013, was recorded as a gain in other income (expenses) in the statement of operations and comprehensive loss. The net decrease in value of our auction rate securities of $66 in the nine months ended September 30, 2013, was recorded as a loss in other income (expenses) in the statement of operations and comprehensive loss.,

The following tables present information about our assets that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. We value our level 2 investments using quoted prices for identical assets in the markets where they are traded, although such trades may not occur daily. These quoted prices are based on observable inputs, primarily interest rates. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:

	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,785	$14,785	$—	$—
Corporate debt securities-short term	45,989	—	45,989	—
Corporate debt securities-long term	5,307	—	5,307	—
Auction rate securities-long term	1,921	—	—	1,921
Total	$68,002	$14,785	$51,296	$1,921

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,247	$12,247	$—	$—
Corporate debt securities-short term	59,116	—	59,116	—
Corporate debt securities-long term	18,545	—	18,545	—
Auction rate securities-long term	1,846	—	—	1,846
Total	$91,754	$12,247	$77,661	$1,846

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

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2014:

Amount
Balance at December 31, 2013	$1,846
Gain on auction rate securities	75
Balance at September 30, 2014	$1,921

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values are determined by Level 3 inputs for 2013:

Amount
Balance at December 31, 2012	$1,789
Loss on auction rate securities	(66)
Balance at September 30, 2013	$1,723

The following table provides quantitative information on the unobservable inputs of our fair value measurements for our Level 3 assets for the nine months ended September 30, 2014:

	Estimated Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range
Auction rate securities	$1,921	Discounted cash flow
			Maximum rate	1.56%
			Liquidity risk premium	3.00%–4.00%
			Probability of earning maximum rate until maturity	0.09%–0.15%
			Probability of principal returned prior to maturity	85.27%–87.47%
			Probability of default	12.44%–14.59%

A significant increase or decrease in the individual assumptions included above could result in a significantly lower or higher fair value measurement.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2014 and December 31, 2013:

	2014	2013
Accounts payable	$176	$146
Accrued payroll	1,700	2,556
Accrued outsourced pre-clinical and clinical fees	3,951	4,702
Accrued professional fees	528	660
Accrued restructuring costs	502	—
Other accrued expenses	338	406
	$7,195	$8,470

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 7,999,284 and 7,988,732 for the three and nine months ended September 30, 2014 and 2013, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2014 and 2013.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$186	$240	$854	$1,077
General and administrative	494	511	1,706	1,986
Restructuring	83	138	83	138
Total stock-based compensation expense	$763	$889	$2,643	$3,201

In the three and nine months ended September 30, 2014 and 2013, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2014 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,150,119	2.47
Cancelled	(662,649)	4.97
Outstanding as of September 30, 2014	7,999,284	$4.91

Exercisable as of September 30, 2014	5,564,581	$5.32

The aggregate intrinsic value of options outstanding at September 30, 2014 was zero. The weighted average grant date fair value of options granted in the nine months ended September 30, 2014 and 2013 was $1.65 and $1.69 per share, respectively. In the nine months ended September 30, 2014, no options were exercised. The intrinsic value of options exercised in the nine months ended September 30, 2013 was $1.

Shares vested, expected to vest and exercisable at September 30, 2014 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2014	7,856,237	$4.91	5.6	$—
Exercisable at September 30, 2014	5,564,581	$5.32	4.4	$—

The total compensation cost not yet recognized as of September 30, 2014 related to non-vested option awards was $4.6 million, which will be recognized over a weighted-average period of 2.0 years. During the nine months ended September 30, 2014, 428,304 options expired and 225,345 options were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2014 was 4.4 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through September 30, 2014, 65,991 shares have been forfeited, and 50,239 shares have vested. We recognized share-based compensation expense related to restricted stock of $77 and $166 for the nine months ended September 30, 2014 and 2013, respectively.

Restricted stock activity under the Plan for the nine months ended September 30, 2014 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	195,777	$2.51
Vested	(49,041)	2.51
Cancelled	(20,269)	2.51
Unvested as of September 30, 2014	126,467	$2.51

The fair value of restricted stock vested in the nine months ended September 30, 2014 and 2013 was $55 and $206, respectively.

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

Through September 30, 2014, no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our financial statements or disclosures.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017 and allows for prospective or retrospective application. We are currently evaluating the potential adoption methods as well as the impact this ASU may have on our financial position and results of operations.

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

At September 30, 2014 and December 31, 2013, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2013 and our state tax returns for the tax years 2010 through 2013 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

9. NOTES PAYABLE

In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million which is the maximum amount allowed under this facility. The amount outstanding under this facility is $1.7 million at September 30, 2014 and 2013, collateralized by $2.1 million of auction rate securities at cost. Interest expense was $11 and $28 and $8 and $18 for the three and nine months ended September 30, 2014 and 2013, respectively.

Management believes the carrying value of the note payable approximates its fair value for these borrowings and is classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

10. RESTRUCTURING AND OTHER COSTS

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 and benefits continuation costs of $94. In the quarter ended September 30, 2013, $403 of these costs was paid and the remaining amount was paid by December 31, 2013. In addition, in the three months ended September 30, 2013, we incurred non-cash charges of $139 related to the modification of employee stock options.

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 and benefits continuation costs of $74. In the quarter ended September 30, 2014, $234 of these costs was paid and the remaining amount is expected to be paid by March 31, 2015. In addition, in the three months ended September 30, 2014, we incurred non-cash charges of $83 related to the modification of employee stock options, and $280 for impairment of property and equipment impacted by the restructuring.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained in this report.

We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 engaged in the research and development of innovative cancer therapeutics. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers. In addition to our clinical stage pipeline, our drug discovery efforts focus on a number of pre-clinical programs derived from our kinase platform technology and extensive library of proprietary compounds that have the potential to fulfill this mission.

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

Approximately 300 patients are planned to be enrolled in the METIV-HCC trial at approximately 120 clinical sites worldwide. Our current estimate of the time frame to completion of patient accrual is the end of 2015. We define patient accrual as the process of screening and identifying patients for subsequent randomization into the treatment arms of the trial. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. This CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in the trial. Our collaborator for this companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of the drug in the U.S., and additional regulatory applications will need to be made in other geographic areas.

In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib, the JET-HCC trial, is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There were no milestone payments associated with the initiation of this trial.

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

At the time of the interim analysis of MARQUEE, the independent DMC recommended that the study be discontinued early after concluding that it would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. There were no safety concerns identified by the DMC during this analysis. We and our partners are evaluating data from the MARQUEE and ATTENTION trials to determine whether the potential exists for further trials in patient sub-populations within this disease category who may benefit from treatment that includes tivantinib. Recent findings presented at the 2014 Chicago Symposium on Multidisciplinary Thoracic Oncology from a Phase 2 trial of tivantinib in combination with erlotinib in KRAS-mutant NSCLC patients showed that this combination did not improve PFS or OS in these patients when compared to standard chemotherapy. These findings confirm observations from a large cohort of patients from the MARQUEE trial, and consequently we do not plan to pursue future development in KRAS-mutant NSCLC.

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

We are collaborating with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).

The NCI has reported to us that the randomized, double blind, placebo-controlled CTEP Phase 2 clinical trial of tivantinib as a single agent in prostate cancer met its primary endpoint of progression-free survival (“PFS”). In this trial, 78 patients were randomized 2 to 1 to receive either tivantinib 360 milligrams BID as a single agent or placebo. Patients were men with asymptomatic or minimally symptomatic metastatic castrate resistant, chemotherapy-naive prostate cancer. The study is designed to detect an improvement in the median PFS from 3 months to 6 months with tivantinib treatment. Additional data from this trial is expected to be presented at a future scientific forum. As final data emerge from this trial, we and our partner, Daiichi Sankyo, will discuss with the NIH the potential for additional trials in this indication. In addition, in the uncontrolled single agent, signal generation CTEP studies in breast cancer and multiple myeloma, the primary endpoint of response rate was not met. As a result, we do not plan to prioritize development in these indications at this time.

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, an Akt inhibitor, and ARQ 087, an inhibitor of fibroblast growth factor receptor. Both of these compounds have completed Phase 1a clinical testing and are advancing into Phase 1b testing in cohorts of patients enriched with specific types of tumors that we believe may benefit from treatment with ARQ 092 and ARQ 087 respectively and in combination with each other and other anti-cancer agents. In addition, we have entered into an agreement with the National Human Genome Research Institute of the NIH for a clinical trial investigating ARQ 092 as a potential treatment for Proteus Syndrome, a rare overgrowth disorder caused by a mutation in the Akt 1 gene. We are also supporting an ongoing investigator-sponsored trial with ARQ 761, which is being investigated as a potential NQ01 inhibitor.

During 2011, Daiichi Sankyo licensed ARQ 092, an inhibitor of the Akt protein kinase discovered under a previous ArQule Kinase Inhibitor Platform (“AKIPTM”) oncology drug discovery collaboration that terminated in November 2012. ARQ 092 is the first clinical-stage compound to emerge from this collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011. We regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their termination of our agreement.

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. As a result of this near-term focus on our proprietary clinical pipeline, including ARQ 092 and ARQ 087, we will concentrate our discovery efforts on the development of a number of preclinical programs derived from our kinase discovery platform and library of proprietary compounds, as well as the enhancement and preservation of such library. We plan to achieve progress in these areas through greater reliance on academic collaborations and outsourcing strategies.

We have a cumulative deficit of approximately $465 million from inception through September 30, 2014. We recorded a net loss for 2011, 2012 and 2013 and expect a net loss for 2014.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2014, totaled $87.8 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2014 by $47.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.1 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

For the quarter ended September 30, 2013, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s, and we recognized $23 as research and development revenue under the contingency adjusted performance model. Through the nine months ended September 30, 2013, we recognized a net of $0.1 million of research and development revenue related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of $0.2 million and $0.3 million of revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2014, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency- adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2014	December 31, 2013	Increase (decrease)
			$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$62.1	$74.7	(12.6)	(17)%
Marketable securities-long term	7.2	20.4	(13.2)	(65)%
Notes payable	1.7	1.7	—	—
Working capital	43.1	53.9	(10.8)	(20)%

	Nine Months Ended
	September 30, 2014	September 30, 2013	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(25.0)	$(26.0)	$1.0
Investing activities	25.4	28.5	(3.1)
Financing activities	0.1	0.2	(0.1)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2014 and 2013, our net use of cash was primarily driven by the difference between cash receipts from our collaborators and payments for operating expenses which resulted in a net cash outflow of $25.0 million and $26.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $25.4 million for the nine months ended September 30, 2014 was comprised of net sales of marketable securities. Our net cash provided by investing activities of $28.5 million for the nine months ended September 30, 2013 was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds, commercial paper, and U.S. federal and state agency backed certificates, including auction rate securities that have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio includes $2.1 million (at cost) at September 30, 2014 and December 31, 2013, invested in auction rate securities.

Cash flow from financing activities. Our net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 of $0.1 million and $0.2 million, respectively, was from employee stock plan purchases.

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

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 thousand and benefits continuation costs of $94 thousand. In the quarter ended September 30, 2013, $403 thousand of these costs was paid and the remaining amount is expected to be paid by December 31, 2013. In addition, in the three months ended September 30, 2013, we incurred non-cash charges of $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the quarter ended September 30, 2013 are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 thousand and benefits continuation costs of $74 thousand. In the quarter ended September 30, 2014, $234 thousand of these costs was paid and the remaining amount is expected to be paid by March 31, 2015. In addition, in the three months ended September 30, 2014, we incurred non-cash charges of $83 thousand related to the modification of employee stock options and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the quarter ended September 30, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2014, financial support from our collaboration agreements, and savings from our workforce reductions described above, will be sufficient to finance our working capital and capital requirements into 2017.

Our contractual obligations were comprised of the following as of September 30, 2014 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Note payable	$1,700	$1,700	$—	$—	$—
Operating lease obligations	1,865	1,865	—	—	—
Purchase obligations	3,951	3,951	—
Restructuring costs	502	502	—	—	—
Total	$8,018	$8,018	$—	$—	$—

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support our research efforts. Interest on notes payable is variable and is excluded from the table above. Notes payable currently bears interest at LIBOR plus 125 basis points. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of September 30, 2014 our portion of these costs was $47.8 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2014 and 2013:

Revenue

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$2.7	$3.5	$(0.8)	(25)%

For the nine months ended September 30:
Research and development revenue	$8.2	$13.6	$(5.4)	(40)%

 Research and development revenue for the three and nine months ended September 30, 2014 and 2013 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue for the nine months ended September 30, 2013 also includes revenue from the license agreement with Daiichi Sankyo for the development of ARQ 092 that ended in June 2013. In addition, during the nine months ended September 30, 2013 we completed a one- time research project and received a payment of $1.8 million which we recognized as revenue during that period.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2014, totaled $87.8 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2014 by $47.8 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $0.1 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

The $0.8 million revenue decrease in the three months ended September 30, 2014 is due to lower revenue from our Daiichi Sankyo tivantinib program due a change in the estimated development period.

The $5.4 million revenue decrease in the nine months ended September 30, 2014 was primarily due to revenue decreases of $1.3 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013, $2.3 million from our Daiichi Sankyo tivantinib program due a change in the estimated development period and $1.8 million of other revenue related to a one-time research project that was completed in the nine months ended September 30, 2013.

Research and development

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended September 30:
Research and development	$5.0	$6.0	$(1.0)	(16)%

For the nine months ended September 30:
Research and development	$18.0	$22.2	$(4.2)	(19)%

Research and development expense in the three months ended September 30, 2014 decreased by $1.0 million primarily due to lower labor related costs of $0.8 million from our July 2013 and August 2014 restructurings and reduced lab expenses of $0.2 million. The $0.3 million increase in outsourced clinical and product development costs in the three months ended September 30, 2014, was offset by other cost reductions of $0.3 million.

Research and development expense in the nine months ended September 30, 2014 decreased by $4.2 million primarily due to lower labor related costs of $3.1 million from the July 2013 and August 2014 restructurings, reduced lab expenses of $0.9 million and $0.2 million lower non-cash stock based compensation expense. The $0.6 million increase in outsourced clinical and product development costs in the nine months ended September 30, 2014, was offset by other cost reductions of $0.6 million.

 At September 30, 2014 we had 27 employees dedicated to our research and development program compared to 44 at September 30, 2013.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2014	Program-to-date
c-Met program—tivantinib	Phase 3	$1.4	$83.5

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2014 by $47.8 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2014	2013	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.0	$3.1	$(0.1)	(4)%

For the nine months ended September 30:
General and administrative	$9.3	$9.7	$(0.4)	(4)%

General and administrative expense decreased in both the three and nine month periods ended September 30, 2014 principally due to lower non-cash stock-based compensation expense. General and administrative headcount was 19 at September 30, 2014, compared to 21 at September 30, 2013.

Restructuring and other costs

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of $434 thousand and benefits continuation costs of $94 thousand. In the quarter ended September 30, 2013, $403 thousand of these costs was paid and the remaining amount was paid by December 31, 2013. In addition, in the three months ended September 30, 2013, we incurred non-cash charges of $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the quarter ended September 30, 2013, are expected to result in annual cost savings of approximately $3.5 to $4.0 million commencing in 2014.

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. As a result of this near-term focus on our proprietary clinical pipeline, including ARQ 092 and ARQ 087, we will concentrate our discovery efforts on the development of a number of preclinical programs derived from our kinase discovery platform and library of proprietary compounds, as well as the enhancement and preservation of such library. We plan to achieve progress in these areas through greater reliance on academic collaborations and outsourcing strategies. The costs associated with this action were comprised of severance payments of $662 thousand and benefits continuation costs of $74 thousand. In the quarter ended September 30, 2014, $234 thousand of these costs was paid and the remaining amount is expected to be paid by March 31, 2015. In addition, in the three months ended September 30, 2014, we incurred non-cash charges of $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring.

 The restructuring actions for which charges were incurred in the quarter ended September 30, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.

Restructuring expense increased in the three and nine periods ended September 30, 2014 principally due to $0.2 million higher severance costs and $0.3 million for impairment of property and equipment impacted by the restructuring.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2014	2013	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$62	$114	$(52)	(46)%
Interest expense	(11)	(8)	3	38%
Other income (expense)	(2)	4	(6)	(150)%

For the nine months ended September 30:

Interest income	$233	$397	$(164)	(41)%
Interest expense	(28)	(18)	10	56%
Other income (expense)	75	(66)	141	214%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and nine month periods ended September 30, 2014 primarily due to a decrease in our portfolio balance. Interest expense was incurred on our notes payable. Other income (expense) in the three and nine-month periods ended September 30, 2014 includes a loss of $2 thousand and a gain of $75 thousand, respectively from the change in fair value of our auction rate securities. Other income (expense) in the three and nine-month periods ended September 30, 2013 includes a gain of $4 thousand and loss of $66 thousand, respectively from the change in fair value of our auction rate securities.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our financial statements or disclosures.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017 and allows for prospective or retrospective application. We are currently evaluating the potential adoption methods as well as the impact this ASU may have on our financial position and results of operations.

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

Auction rate securities are securities that are structured with short-term interest reset dates of generally less than 90 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to twenty-eight days, investors can sell or continue to hold the securities at par value. If any of our auction rate securities were to fail an auction, due to sell orders exceeding buy orders, the funds associated with a failed auction would not be accessible until a successful auction occurred, a buyer was found outside the auction process, the underlying securities matured or a settlement with the underwriter is reached. ArQule’s marketable securities portfolio at September 30, 2014 and December 31, 2013 included $2.1 million (at cost) invested in auction rate securities that have not successfully auctioned since February 12, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: November 10, 2014	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

