Form 10-K
period 2014-12-31
ARQULE INC
filed 2015-03-04
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 COMMISSION FILE NUMBER: 000-21429
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was: $97,075,703.
There were 62,809,875 shares of the registrant’s common stock outstanding as of February 24, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 11, 2015 which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of the Form 10-K.

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
This Form 10-K, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements that are not descriptions of historical fact are forward-looking statements, based on estimates, assumptions and projections that are subject to risks and uncertainties. These statements can generally be identified by use of forward looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “plans”, “should”, “anticipates,” “potential” or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date thereof, such expectations are based on certain assumptions regarding the progress of product development efforts including clinical trials and preclinical activities conducted by ourselves and third parties, the prosecution of existing and efforts to execute new collaborative agreements, receipt of potential milestones and royalties under our collaborative agreements, government regulations, reliance on third parties to conduct clinical trials and perform research and analysis services, adequate financial resources, changes in economic and business conditions, and other factors relating to our growth. Such expectations may not materialize if product development efforts, including any necessary trials of our potential drug candidates, are delayed or suspended, if our compounds fail to demonstrate safety and efficiency, if positive early results are not repeated in later studies or in humans, if the therapeutic value of our compounds is not realized, if planned acquisitions or negotiations with potential collaborators are delayed or unsuccessful, if we are unsuccessful at integrating acquired assets or technologies, or if other assumptions prove incorrect. The forward- looking statements contained herein represent the judgment of ArQule as of the date of this Form 10-K. ArQule disclaims any intent or obligation to update any forward-looking statement except to the extent required by law.

ARQULE, INC.

PART I
ITEM 1.   BUSINESS
BUSINESS OVERVIEW
We are a clinical-stage biotechnology company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our prioritized clinical stage pipeline consists of four product candidates, all of which are in targeted, biomarker-defined populations. Our drug discovery efforts focus on a number of pre-clinical programs based on our insights into kinase biology and are derived from our extensive library of proprietary compounds.
Our product candidates and programs are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. Our discovery and development efforts are also guided when possible by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations.
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET” or “MET”) and its biological pathway. C-MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program with tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.
Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint is overall survival (“OS”) in the intent-to-treat population (“ITT”), and the secondary endpoint is progression free survival (“PFS”) in the same population. A dose reduction in the METIV-HCC trial from 240 milligrams (“mg”) twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the Data Monitoring Committee (“DMC”) of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose. Pharmacokinetic analyses among a predefined number of patients treated with the 120 mg BID tablet dose showed that the incidence of neutropenia was reduced with this lower dose and that the plasma exposure of the lower dose was comparable to the 240 mg BID capsule dose in the Phase 2 trial with similar medians and overlapping ranges.
Approximately 300 patients are being enrolled in the METIV-HCC trial at more than 100 clinical sites worldwide. Our current estimate of the time frame for completion of patient accrual is the end of 2015. We define patient accrual as the process of screening and identifying patients for subsequent randomization into the treatment arms of the trial. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of tivantinib in the U.S., and additional regulatory applications will need to be made in other geographic areas.
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. Kyowa Hakko Kirin is also developing a CDx for the JET-HCC trial to enable the identification of the MET status of patients to be enrolled in this trial.
Two Phase 3 clinical trials have been conducted evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous non-small cell lung cancer (“NSCLC”). We and our partner, Daiichi Sankyo, conducted the first of these, named MARQUEE, in Western territories. MARQUEE was a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA. At the time of the interim analysis of MARQUEE, the independent DMC recommended that the study be discontinued early after concluding that it would not meet its primary endpoint of improved OS, although the interim analysis showed a statistically significant improvement in PFS in the ITT population. Final data from the trial demonstrated particular clinical benefits in a sub-group of patients with non-squamous NSCLC whose tumors expressed high levels of MET protein. No safety concerns were identified by the DMC at the interim analysis, and this did not change in the final data analysis. We are awaiting the results of the MARQUEE trial with respect to a sub-population of approximately 100 patients with EGFR mutant NSCLC. OS and PFS in these patients have been designated as secondary efficacy endpoints in the trial.
The second Phase 3 trial in NSCLC, named ATTENTION, was a randomized, double-blind, controlled pivotal trial conducted in non-squamous NSCLC patients with wild-type epidermal growth factor receptor (“EGFR”) in Asia by Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories. Recruitment of new patients in ATTENTION was permanently suspended before the target patient recruitment goal was completed based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients already recruited were allowed to continue in the trial after being re-consented. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib. In the ITT population, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant. PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm.
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
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial, entitling us to a $15 million milestone from Daiichi Sankyo. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following recent developments in these trials.
We have collaborated with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).
The NCI has reported to us that the randomized, double blind, placebo-controlled CTEP Phase 2 clinical trial of tivantinib as a single agent in prostate cancer met its primary endpoint of PFS. Additional data from this trial are expected to be presented at a future scientific forum. As final data emerge from this trial, we and our partner, Daiichi Sankyo, will discuss with the National Institutes of Health (“NIH”) the potential for additional trials in this indication. In addition, in the uncontrolled single agent, signal generation CTEP studies in breast cancer and multiple myeloma, the primary endpoint of response rate was not met. As a result, we do not plan to prioritize development in these indications at this time.
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the AKT serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQ01-mediated programmed cancer cell necrosis. Clinical development of these products has now advanced into Phase 1b following the successful completion of dose escalation testing. Specific tumor types and biomarkers have been identified to guide this new phase of clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and the scientific literature. In addition, we have entered into an agreement with the National Human Genome Research Institute of the NIH for a clinical trial investigating ARQ 092 as a potential treatment for Proteus Syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene.
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time frame for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of 2014. Most of this reduction came from our Discovery Group, which had been engaged primarily in early-stage, pre-clinical research. As a result of this near-term focus on our proprietary clinical pipeline, including ARQ 092 and ARQ 087, we will concentrate our discovery efforts on the development of a number of preclinical programs derived from our insights into kinase biology and library of proprietary compounds, as well as the enhancement and preservation of such library. We plan to achieve progress in these areas through greater reliance on academic and other collaborations and on outsourcing strategies.

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
We and our partners are implementing a worldwide clinical development program with tivantinib. The most advanced indication under investigation is HCC. Earlier-stage single agent and combination therapy trials with tivantinib and other anti-cancer agents that are underway in collaboration with the NCI may provide data to support advanced-stage trials in additional indications.
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
Approximately 300 patients are being enrolled in the METIV-HCC trial at more than 100 clinical sites worldwide. Our current estimate of the time frame for completion of patient accrual is the end of 2015. We define patient accrual as the process of screening and identifying patients for subsequent randomization into the treatment arms of the trial. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of tivantinib in the U.S., and additional regulatory applications will need to be made in other geographic areas.
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
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. There are no milestone payments associated with the initiation of this trial.
Non-small cell lung cancer
MARQUEE Phase 3 Trial
On September 30, 2013 at the European Cancer Congress, we and our partner Daichii Sankyo, presented final data from MARQUEE, a randomized, double-blind, controlled pivotal Phase 3 trial to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous NSCLC. In the ITT population of 1,048 patients, median OS in the treatment arm of tivantinib plus erlotinib was 8.5 months versus 7.8 months in the erlotinib only control arm (hazard ratio = 0.98, p = 0.81), while median PFS was 3.6 months in the treatment arm versus 1.9 months in the control arm (hazard ratio = 0.74, p = 0.001). Overall response rate (“ORR”) was 10.3 percent in the treatment arm compared to 6.5 percent in the control arm.
Final data demonstrated clinical benefits in patients whose tumors expressed high levels of MET protein. The overall safety profile among patients receiving tivantinib and erlotinib was consistent with findings at a previous planned interim analysis. At that time, the independent DMC of MARQUEE recommended that the study be discontinued early after concluding that the study would not meet its primary endpoint of improved OS. Although the interim analysis showed a statistically significant improvement in PFS in the ITT population, this benefit did not carry over to OS. No safety concerns were identified by the DMC during this analysis. We are awaiting the results of the MARQUEE trial with respect to another sub-group of approximately 100 patients with EGFR mutant NSCLC. OS and PFS in these patients have been designated as secondary efficacy endpoints in the trial.
We incorporated into the SPA for the MARQUEE trial a broad genotyping and biomarker program designed to expand what is an evolving understanding of the biology of MET and of tivantinib. In addition, we continue to investigate and add to our understanding of the profile of tivantinib and its metabolites to better characterize their scope and effect as anti-cancer agents. These efforts include the generation and interpretation of clinical and pre-clinical data by us, our partners and third parties suggesting potential anti-cancer activity in addition to MET inhibition. In this regard, certain preclinical experiments have demonstrated that tivantinib has activity against cells that harbor little or undetectable levels of MET, suggesting an additional mechanism or mechanisms in those settings, including mitotic arrest, or the possible involvement of cellular mechanisms and signaling pathways activated by MET. Although it is unclear what effect such activity may have in clinical settings, data from randomized, controlled clinical trials demonstrate that tivantinib has greater benefit for patients who have tested positive for high MET status while showing less activity in MET low populations. As a result, we believe that MET status remains the most significant biomarker for further development of the drug, and we, our partners, and academic collaborators intend to focus on such patient populations in a number of tumor types. Further clinical and pre-clinical findings may inform our decisions regarding potential additional clinical settings and patient populations for tivantinib.
ATTENTION Phase 3 Trial
ATTENTION was a Phase 3 randomized, double-blind , controlled pivotal trial conducted in non-squamous NSCLC patients with wild-type EGFR in Asia by Kyowa Hakko Kirin. Recruitment of new patients in ATTENTION was permanently suspended based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in ILD cases as a drug-related adverse event. Patients already recruited were allowed to continue in the trial after being re-consented. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib. In the ITT population, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant. PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm.
KRAS Mutation-Positive Phase 2 Trial
Findings presented at the 2014 Chicago Symposium on Multidisciplinary Thoracic Oncology from a Phase 2 trial of tivantinib in combination with erlotinib in KRAS-mutant NSCLC patients showed that this combination did not improve PFS, the primary endpoint, or OS in these patients when compared to standard chemotherapy. These findings confirm observations from a large cohort of patients from the MARQUEE trial, and consequently we do not plan to pursue future development in KRAS-mutant NSCLC.
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
Patient enrollment is ongoing with tivantinib as a single agent and in combination with other anti-cancer therapies in a number of CTEP-sponsored trials. On November 10, 2014, we announced positive top-line results from a randomized, double-blind, placebo-controlled Phase 2 CRADA clinical trial of tivantinib as a single agent in metastatic prostate cancer. In this trial, 78 patients were randomized 2 to 1 to receive either tivantinib as a single agent or placebo. Patients were men with asymptomatic or minimally symptomatic metastatic, castration-resistant, chemotherapy-naïve prostate cancer. The study was designed to detect an improvement in the median PFS from 3 months to 6 months with tivantinib treatment. During a pre-planned analysis, it was found that the trial met its primary endpoint of improving median progression-free survival (PFS) with tivantinib alone as compared to placebo. The results were highly statistically significant, and safety data were consistent with those observed in other trials of tivantinib. The proposed sample of 78 patients (26 in the placebo arm, 52 in the tivantinib arm) provides 90 percent power to detect an improvement from 3 months median PFS with placebo to a median PFS of at least 6 months with tivantinib. This design is based on the assumption of having 58 cumulative events (progressions or deaths).These results are the subject of ongoing analyses and will be submitted by the investigators for presentation at a future medical conference. As final data emerge from this trial, we and our partner will discuss with the NIH the potential for further trials in this indication. We also announced that uncontrolled, signal generation data from additional NIH-sponsored trials with tivantinib in breast cancer and multiple myeloma did not meet their primary endpoint of response rate. As a result we do not plan to prioritize development in these indications at this time.
Ongoing CTEP-sponsored trials with tivantinib include a Phase 2 single agent trial in malignant mesothelioma and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib) and in head and neck cancer (with or without cetuximab, randomized). Phase 1 trials are ongoing with tivantinib as a single agent in pediatric tumors and as part of combination therapies with bevacizumab, pazopanib, topotecan and temsirolimus.
Earlier Clinical Stage Product Development Programs
Our proprietary early clinical-stage programs are directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers and rare, non-oncology diseases. This pipeline includes four wholly owned compounds:
•
ARQ 092, designed to inhibit the AKT serine/threonine kinase inhibitor;

•
ARQ 751, a next-generation inhibitor of AKT;

•
ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family; and

•
ARQ 761, a Beta lapachone analog being evaluated as a promoter of NQ01-mediated programmed cancer cell necrosis.

Phase 1a dose escalation trials have been completed with ARQ 092, ARQ 087 and ARQ 761 in 2014. Data from these trials were presented at the 26th EORTC-NCI-AACR Symposium held in November 2014. Clinical development of these products has now advanced into Phase 1b/2 testing. Specific tumor types and biomarkers have been identified to guide this new phase of clinical testing based on analyses of anti-cancer activity observed in Phase 1a, preclinical findings and the scientific literature.
Our strategy across these programs is to generate additional clinical data that will inform decisions regarding the possible initiation of advanced clinical trials with one or more of them either independently or on a partnered basis. In addition, we may seek areas of potential therapeutic synergy among these product candidates and other anti-cancer therapies. A summary of these programs follows.

AKT Program: Cancer
The AKT signaling pathway is abnormally regulated in a wide range of tumor types and affects a variety of cellular functions, including survival, proliferation and protein synthesis. We are developing two compounds in this program: ARQ 092, in Phase 1b clinical trials, and ARQ 751, a next-generation compound in late pre-clinical development for which we plan to file an Investigational New Drug (“IND”) application in late 2015. Both of these orally available agents have demonstrated potent inhibition of tumor growth and downstream AKT signaling in vivo in tumors. Preliminary signs of single agent activity in subjects with advanced tumors, as well as reductions in the expression levels of relevant biomarkers, have been observed with ARQ 092. Phase 1b expansion cohorts with ARQ 092 include patients with endometrial cancer, lymphoma and other tumor types harboring either AKT or PI3K mutations.
AKT Program: Non-Oncology, Rare Diseases
We are collaborating with the National Human Genome Research Institute of the NIH on a clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene. This collaboration provides the opportunity to evaluate ARQ 092 in a rare genetic disorder with no approved therapy. Results from pre-clinical research presented by the NIH team at the 2014 meeting of the American Society of Human Genetics demonstrate that treatment with ARQ 092 caused a rapid shutdown of AKT signaling and a reduction in the viability of Proteus syndrome cells taken from patients compared to untreated diseased cells. These findings represent pre-clinical proof-of-concept for the advancement of ARQ 092 into clinical testing in this indication. We believe we are the only company with proof-of-concept data with an AKT inhibitor in a rare disease setting. The NIH is currently finalizing a protocol for a Phase 1 trial with our input, and we will be providing compound for this trial, which is currently expected to begin in 2015.
Other non-oncology indications in which AKT plays a potentially significant role include Cloves syndrome and Cowden syndrome, both of which are characterized by non-cancerous overgrowths of tissue. We plan to examine pre-clinically the potential therapeutic impact of ARQ 092 in these indications.
FGFR Program: Cancer
The FGFR pathway is disrupted in several ways in human cancer, thus providing numerous therapeutic targets for an inhibitor of this pathway. ARQ 087, an orally bioavailable compound, is a dual kinase inhibitor that binds to the inactive form of FGFR1 and FGFR2 and potently inhibits the active forms of FGFR1 and FGFR2. ARQ 087 has demonstrated inhibition of tumor growth and downstream signaling in vivo in tumors whose growth is driven by these targets. Signals of single agent activity with this compound were observed in Phase 1a testing.
Phase 1b expansion cohorts with ARQ 087 include patients with cholangiocarcinoma and adrenocortical tumors, as well as those with FGFR translocations, amplification and mutations.
NQ01 Program: Cancer
We are collaborating with the University of Texas Southwestern Medical Center on the clinical development of ARQ 761, an intravenously administered analogue of Beta-lapachone, a naturally occurring substance. ARQ 761 is a pro-drug of ARQ 501, which has demonstrated in vitro activity against a wide range of solid tumors. Phase 1a testing with ARQ 761 identified anti-cancer activity as measured by tumor responses that occurred exclusively in a portion of the patient population with high levels of NQ01, the mechanistic target of the compound. Consequently, Phase 1b expansion cohorts for ARQ 761 will focus on patients whose tumors have high levels of NQ01.

PRODUCT DEVELOPMENT PROGRAMS
The chart below displays our lead product development programs and their stages of development.

ArQule Product Development Programs

Research
Pre-clinical
Phase 1
Phase 2
Phase 3
Approved
• Tivantinib: Hepatocellular Carcinoma (WW ex-Asia)*
• Tivantinib: Hepatocellular Carcinoma (Asia)
• Tivantinib: multiple NIH CRADA trials
• ARQ 092 (AKT inhibitor)
• ARQ 087 (FGFR inhibitor)
• ARQ 761 (NQ01 inhibitor)
• ARQ 751 (AKT inhibitor)
Phase 1b ongoing

*Co-developed with Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, and licensed to Kyowa Hakko Kirin in Japan, China (including Hong Kong), South Korea and Taiwan

©2015 ArQule, Inc.

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
Our agreement with Daiichi Sankyo provides for a $60 million cash upfront payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes an additional $560 million in potential development and sales milestone payments. The dosing of the first patient in a Phase 3 clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Future milestone and royalty payments, if any, will be offset by our share of the Phase 3 costs incurred by Daiichi Sankyo. As of December 31, 2014 our portion of these costs was $49.9 million. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We did not receive any net cash proceeds from this milestone as it was netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received. Upon commercialization, we will receive tiered double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of tivantinib in the U.S.
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
Daiichi Sankyo ARQ 092 Agreement
We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Following the termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
Daiichi Sankyo AKIPTM Kinase Inhibitor Discovery Agreement
In November 2012, we completed our collaboration with Daiichi Sankyo under a research, exclusive license and co-commercialization agreement entered into on November 7, 2008, that was focused on applications of our proprietary ArQule Kinase Inhibitor Platform (AKIPTM) technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012.
Kyowa Hakko Kirin Co., Ltd.
On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007. The terms of our tivantinib licensing agreement with Kyowa Hakko Kirin remain in effect following the recent developments with the ATTENTION trial described above. In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2014, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
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
On February 4, 2014, Kyowa Hakko Kirin announced the initiation of Phase 3 trial of tivantinib as a single agent in Japanese patients with MET-diagnostic-high inoperable HCC treated with one prior sorafenib therapy. There are no milestone payments associated with the initiation of this trial.
BUSINESS STRATEGY
Our strategy is to build a fully integrated, commercial-stage biotechnology company that discovers, develops, manufactures, markets and sells safe, innovative, and effective small molecule drugs, currently in the fields of oncology and rare diseases. Specifically, we intend to accomplish this through the following activities:
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

•
focus on personalized medicine approaches to drug development and define patient populations with the highest likelihood of benefitting from our therapies based on our insights into functional biomarkers;

•
expansion into rare disease indications that could provide the opportunity for accelerated development;

•
ongoing portfolio prioritization based on the completion of ongoing Phase 1b trials for ARQ 092 and ARQ 087 to select the most promising indications for further development, including potential fast-to-market settings, thereby focusing our clinical investments in areas of greatest potential return, mitigating overall development risk and maximizing market opportunities;

•
evaluation of our proprietary library of compounds to identify potential candidates for pre-clinical development;

•
pursuit of partnerships or alliances with pharmaceutical and biotechnology companies, as well as research institutions and independent investigators, to offset spending, balance risk, and gain expertise;

•
maintenance and expansion of our portfolio of patents, know-how and trade secrets; and

•
commercialization or co-commercialization of our drugs in the U.S.

2015 Operational Goals
During 2015, we plan to pursue the clinical development of our product candidates and to advance our discovery activities principally in the following ways:
Tivantinib / MET Program
•
complete patient accrual in the Phase 3 METIV-HCC trial;

•
support ongoing clinical trials and pre-clinical studies of tivantinib being conducted under the National Cancer Institute/Cancer Therapy Evaluation Program sponsorship; and

•
develop with our partner Daiichi Sankyo a strategy for future expansion of the tivantinib franchise.

Pipeline Programs: ARQ 092 and ARQ 087
•
complete patient enrollment of Phase 1b expansion cohort with ARQ 092;

•
dose a pre-specified number of patients in the Phase 1 trial with ARQ 092 in Proteus syndrome;

•
complete patient enrollment of Phase 1b expansion cohort with ARQ 087;

•
complete patient enrollment of Phase 1b expansion cohort with ARQ 761;

•
file an Investigational New Drug application (“IND”) for ARQ 751, a next-generation AKT inhibitor; and

•
identify potential fast-to-market strategies for pipeline candidates.

Discovery
•
advance the development of defined molecules through new and ongoing academic collaborations; and

•
interrogate our library of compounds to discover new pre-clinical candidates in areas of high unmet need.

Development and Commercialization Strategy
Our development and commercialization strategy includes the following components:
Grow organically and through business development. We plan to grow both organically and through business development activities that take advantage of our product and technology assets. Organic growth will be based on our advancement of internally defined product candidates from pre-clinical through clinical development. These candidates will be based upon scientific platforms within the Company and directed toward targets with validated roles in oncogenic processes and in other therapeutic areas like rare diseases.

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
Focus on cancer, a market with a large unmet need. Cancer is the second most common cause of death in the U.S. According to the American Cancer Society, in 2014 approximately 585,000 cancer-related deaths were projected to occur and more than 1.6 million new cases of cancer were projected to be diagnosed in the U.S. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as approximately 77 percent of cancers occur in the over-55 year old population.
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
Our most advanced indication, HCC, represents more than 90 percent of primary liver cancer, which is the sixth most common cancer globally, accounting for seven percent of all cancers, and the third leading cause of cancer-related deaths, with 692,000 cases. The American Cancer Society has estimated that more than 23,000 liver cancer-related deaths occurred and that more than 33,000 new cases of liver cancer were diagnosed in the U.S. during 2014. Eastern Asia has the highest incidence and mortality rates from the disease.
Expand programs in rare diseases. We have entered into a collaboration with the NIH for the clinical testing of ARQ 092 in Proteus syndrome, a non-oncology rare disease. We have identified two additional rare diseases, Cloves syndrome and Cowden syndrome, both of which are characterized by non-cancerous overgrowth of tissues, and we plan to examine pre-clinically the potential therapeutic impact of ARQ 092 in these indications.
Pursue a personalized medicine approach. Our personalized approach to drug development is based on our knowledge of functional biomarkers, which are measurable indicators of biological processes and may predict an individual’s response to therapies. In this way, we are able to define patient populations who may respond favorable to our products.
Mine our library of proprietary compounds. We have built an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas. We will seek to support our proprietary drug discovery efforts with these compounds through additional collaborative research programs as well as through our own targeted internal activities in multiple therapeutic areas. Our pre-clinical programs are directed toward multiple therapeutic targets, and several of these programs are in the late pre-clinical stage.
Benefit from the resources and strengths of collaborators. We maintain collaborative relationships with both corporate and institutional partners to advance and support the development of our products. For example, in April 2007, we announced that we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia, and in November 2008, we entered into a strategic relationship with Daiichi Sankyo to develop and commercialize tivantinib in those areas of the world not covered by the Kyowa Hakko Kirin agreement. In 2010, the National Cancer Institute (“NCI”) selected tivantinib for evaluation in multiple independent investigator-sponsored clinical trials through its Cancer Therapy Evaluation Program (“CTEP”). In 2014, we entered into an agreement with the National Human Genome Research Institute for the clinical development of ARQ 092 in Proteus syndrome. We benefit from the resources and expertise of these partners, and we intend to pursue future partnership arrangements as appropriate when the resources and capabilities of a potential partner complement our strengths in drug discovery and development.

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
For our MET program, we have two issued patents in the U.S. covering the composition of matter of tivantinib. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of February 2026 to March 2029 (and in addition, there is the possibility of a patent term extension based upon regulatory review) and the second patent will be adjusted beyond its normal expiration date of February 2026 to December 2026. We have issued patents from the Republic of Korea, the Republic of Singapore, Australia, the People’s Republic of China, the E.U., Japan, Israel, Mexico, New Zealand, the Philippines, Russia, Canada, Hong Kong, Indonesia, Malaysia, Norway and South Africa for composition of matter covering tivantinib. We understand that these patents will expire in February 2026. We also have pending U.S., E.U. and other foreign applications covering the composition of matter and pharmaceutical compositions containing this compound, as well as its therapeutic uses in the treatment of cancer and other diseases. Furthermore, we have an issued patent in the U.S. relating to the preparation of an intermediate in the synthesis of tivantinib, which expires in December 2020.
With respect to our AKT and FGFR programs, we have issued patents and pending patent applications in the U.S., the E.U. and other foreign jurisdictions. For our AKT program, we have four issued patents in the U.S. covering composition of matter for our lead AKT compounds. The expiration dates of these patents range from December 2031 to June 2032. We also have granted patents in the E.U., New Zealand and South Africa. For our FGFR program, we have one issued patent in the U.S. covering composition of matter for our lead FGFR compounds. This patent will be adjusted beyond its normal expiration date of December 2029 to January 2031. We also have granted patents in Australia, Israel, Taiwan, the Philippines, Mexico and South Africa. Furthermore, our discovery of small molecule kinase inhibitors has led us to file numerous composition of matter patent applications in various countries.
ARQ 761 is being investigated as a potential NQ01 inhibitor. We have an issued patent in the U.S. covering the composition of matter of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. The U.S. Patent and Trademark Office has determined that the term of the patent will be adjusted beyond its normal expiration date of April 2028 to December 2028. We also have issued patents in the E.U., Australia, Mexico and Taiwan covering the composition of matter of this compound.
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
COMPETITION
The pharmaceutical and biotechnology industries are highly competitive and characterized by rapid and continuous technological innovation. We face intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research organizations. The major pharmaceutical and biotechnology organizations competing with us have greater capital resources, larger overall research and development staff and facilities and considerably more experience in drug development and commercialization. Consequently, we face competition on several fronts, including:
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

In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Amgen, Inc. Ariad Pharmaceuticals, Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Exelixis, Inc., Evotec AG, GlaxoSmithKline, Gilead, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Novartis, Pfizer, Roche and many others.
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
Generally, in order to gain marketing authorization, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. FDA in the U.S., European Medicines Agency (“EMA”) in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application (“CTA”) application with the appropriate regulatory authority outside of the U.S. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority did not object during the applicable post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risks.
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
EMPLOYEES
As of December 31, 2014, we employed 40 people in Woburn, Massachusetts. Of that total, 23 are engaged in research and development and 17 in general and administration, and 9 hold PhDs, 4 hold MDs and 7 hold Masters Degrees in the sciences.
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

EXECUTIVE OFFICERS
Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2015.
NAME	AGE	POSITION
Paolo Pucci	53	Chief Executive Officer and a Director
Peter S. Lawrence	51	President and Chief Operating Officer
Dr. Brian Schwartz	53	Chief Medical Officer
Paolo Pucci
Chief Executive Officer
Mr. Pucci joined ArQule as Chief Executive Officer and a member of the board of directors in June 2008 from Bayer A.G., where he served as senior vice president and president in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, president of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as managing director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. In November 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corporation. In April 2013, he was elected as a non-executive director of Algeta ASA, a Norwegian oncology company acquired by Bayer in March 2014. Mr. Pucci holds an MBA from the University of Chicago and is a graduate of the Università Degli Studi Di Napoli in Naples, Italy.
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
Related to tivantinib, these delays and obstacles as described above include: results of the MARQUEE trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the ATTENTION trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the Phase 2 trial in colorectal cancer, which did not meet its primary endpoint; results of the Phase 2 trial in KRAS-mutant NSCLC, which did not meet its primary endpoint; results of uncontrolled NIH-sponsored Phase 2 signal generation trials in breast cancer and multiple myeloma; the side effect of ILD observed in the ATTENTION trial; and the side effect of neutropenia observed in the Phase 2 and Phase 3 METIV-HCC trials in HCC, leading to the lowering of the doses in both of these trials. We cannot predict if the data from these trials will lead to further testing or approval of tivantinib as either a single agent or part of combination therapies in these indications.
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

We have reached Special Protocol Assessment (“SPA”) agreements with the FDA for the design of the ongoing Phase 3 METIV trial of tivantinib in patients with HCC and for the Phase 3 MARQUEE trial, which has been discontinued following an interim analysis. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a New Drug Application. Final marketing approval depends on the results of the trial. The SPA may not be sufficient for the purpose of obtaining marketing approval for tivantinib. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the institutional review board (“IRB”) overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
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
From our inception in 1993 through December 31, 2014 we have incurred cumulative losses of approximately $468 million. These losses have resulted principally from the costs of our research activities, acquisitions, enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.
We expect that our expenses will remain significant in order to fund research, development, clinical testing and commercialization of our drug candidates. We currently have a number of product candidates in various stages of clinical development. As a result, we will need to generate significant additional revenues to achieve profitability.
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
As of December 31, 2014, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $332 million, $152 million and $28 million respectively, and expire at various dates through 2034. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2015 to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Section 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.
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
A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. the FDA in the U.S., the EMA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application (“CTA”) with the appropriate regulatory authority outside of the U.S. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority does not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA application and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.
One of the key elements of our clinical development strategy is to seek to identify patient subsets within a disease category that may derive particular benefit from the product candidates we are developing. In collaboration with our partners and third party developers, we plan to develop companion diagnostics to help us to identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. For example, we are using companion diagnostic tests to identify MET high patients for the METIV-HCC and the JET-HCC trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We, our partners and our companion diagnostic collaborators may encounter difficulties in developing and obtaining approval for companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties or difficulties sourcing key materials that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic companies with whom we and our partners work may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such diagnostic companies may otherwise terminate according to the terms of our agreements with them. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. In addition, many current companion diagnostic products, including those used in the METIV-HCC trial, use immunohistochemistry (“IHC”) to identify patients within a target group. The results of IHC tests are determined by pathologists and clinicians and therefore are subject to variation from reader to reader. While efforts are made to ensure rigorous training, such inherent variability can impact patient selection and cause variation from lab to lab and trial to trial.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2014 totaled $89.9 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2014 by $49.9 million, which will be netted against future milestones and royalties, if any.

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

We have limited manufacturing experience. Currently, we primarily rely on third parties to provide sufficient quantities of our product candidates to conduct pre-clinical and clinical studies. In addition, we rely on our collaborators for drug supply of tivantinib, and our collaborators also rely on third party manufacturers. We have no control over our manufacturers’, suppliers’ and collaborators’ compliance with manufacturing regulations, and their failure to comply could interrupt our drug supply.
To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates on a large scale and have contracted with third party manufacturers (as have our collaborators Kyowa Kirin and Daiichi Sankyo) to provide material for clinical trials and to assist in the development and optimization of our manufacturing processes and methods. Our and our partners’ ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with cGMP and other regulatory requirements. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. If we or our partners are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we or our partners will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.
The facilities used by our contract manufacturers and our partners may undergo inspections by the FDA for compliance with cGMP regulations before our product candidates produced there can receive marketing approval. If these facilities do not satisfy cGMP requirements in connection with the manufacture of our product candidates, we and our partners may need to conduct additional validation studies, or find alternative manufacturing facilities, either of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for any affected product candidate. In addition, after approval of a product candidate for commercial use, our partners and contract manufacturers and any alternative contract manufacturer we and our partners may utilize will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We and our partners do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by such third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.
Materials necessary to manufacture our product candidates currently under development may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of these drugs.
Some of the materials necessary for the manufacture of our product candidates currently under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. We and/or our collaborators need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we and/or our collaborators are unable to obtain the materials needed for the conduct of our clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting our ability to develop the product candidates. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could significantly hinder or prevent manufacture of our drug candidates and any resulting products.

RISKS RELATED TO COMPETITION
The drug research and development industry is highly competitive, and we compete with some companies that have a broader range of capabilities and better access to resources than we do.
The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Amgen, Inc., Ariad Pharmaceuticals, Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Exelixis, Inc., Evotec AG, GlaxoSmithKline, Gilead, FORMA Therapeutics, Incyte Corporation, Infinity Pharmaceuticals, Inc., Novartis, Pfizer, Roche and many others.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
We are leasing our existing facility and the associated land for a period of ten years ending on May 31, 2015 and we will not renew this lease. The average annual rental rate for this facility is approximately $3.4 million. In January 2015, we entered into a lease agreement for a new headquarters facility of approximately 15,000 square feet. The lease commences on May 1, 2015 for a term of five years and three months with an average annual rental rate of  $455 thousand. See Note 5, “Property and Equipment” in the Notes to Financial Statements appearing in Item 8 in this Annual Report on Form 10-K.
ITEM 3.   LEGAL PROCEEDINGS
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH
The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2009 to December 31, 2014, as compared with that of the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2009. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ArQule, Inc.	100.00	159.08	152.85	75.61	58.27	33.06
NASDAQ Market (U.S. Companies) Index	100.00	117.55	117.91	137.29	183.26	206.09
NASDAQ Biotechnology Index	100.00	115.25	129.17	170.89	283.62	381.20
ArQule’s common stock is traded on the NASDAQ Global Market under the symbol “ARQL”.
EQUITY COMPENSATION PLAN INFORMATION
(Amounts in thousands except per share amounts)
Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Weighted-Average Remaining Contractual Term (in years)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	7,724,614	$4.89	5.21	4,881,881
Equity compensation plans not approved by stockholders	—	$—	—	—

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:
	HIGH	LOW
2013
First Quarter	$3.18	$2.31
Second Quarter	3.10	2.29
Third Quarter	2.94	2.12
Fourth Quarter	2.55	1.91
2014
First Quarter	$2.92	$1.97
Second Quarter	2.08	1.29
Third Quarter	1.60	1.08
Fourth Quarter	1.45	1.04
2015
First Quarter (through February 16, 2015)	$1.38	$1.05
As of February 16, 2015, there were approximately 78 holders of record and approximately 6,038 beneficial stockholders of our common stock.
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
The following data is in thousands, except per share data.
	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Research and development revenue(a)(b)	$11,254	$15,914	$36,414	$47,310	$29,221
Costs and expenses:
Research and development(c)	22,271	27,555	33,966	45,011	47,034
General and administrative	12,154	12,836	13,852	13,373	13,477
Restructuring and other costs(d)(e)	1,099	650	—	—	—
Total costs and expenses	35,524	41,041	47,818	58,384	60,511
Loss from operations	(24,270)	(25,127)	(11,404)	(11,074)	(31,290)
Interest income	272	502	445	317	619
Interest expense	(35)	(32)	(26)	(25)	(274)
Other income(f)	642	57	113	20	266
Loss before income taxes	(23,391)	(24,600)	(10,872)	$(10,762)	$(30,679)
Benefit from income taxes	—	—	—	—	550
Net loss	(23,391)	(24,600)	(10,872)	(10,762)	(30,129)
Unrealized gain (loss) on marketable securities	(77)	(35)	108	1	(62)
Comprehensive loss	$(23,468)	$(24,635)	$(10,764)	$(10,761)	$(30,191)
Basic and diluted net loss per share	$(0.37)	$(0.39)	$(0.18)	$(0.20)	$(0.68)
Weighted average common shares outstanding—basic and diluted	62,627	62,480	59,821	52,778	44,529
Cash, cash equivalents and marketable securities(g)(h)	$59,208	$74,695	$79,271	$68,168	$80,695
Marketable securities-long term	2,058	20,391	51,328	40,475	2,154
	61,266	95,086	130,599	108,643	82,849
Working capital(g)(h)	$42,824	$53,883	$52,968	$23,299	$34,901
Notes payable	—	1,700	1,700	1,700	1,700
Total assets	63,394	98,179	134,193	117,051	88,866
Total stockholders’ equity (deficit)(g)(h)	40,545	60,626	81,029	29,729	(14,562)

(a)
The $20.5 million revenue decrease in 2013 compared with 2012 was primarily due to a revenue decrease of  $15.5 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012.

(b)
In November 2011, we entered into a license agreement with Daiichi Sankyo for ARQ 092, an inhibitor of the AKT protein kinase discovered under our AKIPTM oncology drug discovery collaboration. As a result of our license agreement for this compound, we received a $10 million payment from Daiichi Sankyo in November 2011.

(c)
The $5.3 million decrease in research and development expense in 2014 was primarily due to lower labor related costs of  $4.2 million from our July 2013 and August 2014 restructurings and reduced lab expenses of  $1.0 million. Other cost reductions in 2014 of  $0.9 million were partially offset by a $0.8 million increase in outsourced clinical and product development costs.

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
(d)
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount is expected to be paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring.

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

(f)
Other income in 2014 includes a gain of  $254 thousand upon the redemption of  $2.1 million of auction rate securities at face value, and a gain of  $388 thousand from the sale of property and equipment.

Other income in 2013, 2012 and 2011 includes a gain each year from the increase in fair value of our auction rate securities.
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
We are a clinical-stage biotechnology company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our prioritized clinical stage pipeline consists of four product candidates, all of which are in targeted, biomarker-defined populations. Our drug discovery efforts focus on a number of pre-clinical programs based on our insights into kinase biology and are derived from our extensive library of proprietary compounds.
Our product candidates and programs are based on our understanding of biological processes that lead to the proliferation and metastasis of cancer cells, combined with our ability to generate product candidates possessing certain pre-selected, drug-like properties. We believe that these qualities, when present from the earliest stages of product development, increase the likelihood of producing safe, effective and marketable drugs. Our discovery and development efforts are also guided when possible by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations.
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET” or “MET”) and its biological pathway. C-MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program with tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.
Our most advanced ongoing clinical trial, the METIV-HCC trial, is a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint is overall survival (“OS”) in the intent-to-treat (“ITT”) population, and the secondary endpoint is progression-free survival (“PFS”) in the same population. A dose reduction in the METIV-HCC trial from 240 mg twice daily (“BID”) tablets to 120 mg BID tablets was implemented in September 2013 following the observation of a higher incidence of neutropenia in the initial phase of the METIV-HCC trial than was observed in the Phase 2 trial in the same patient population, which employed a 240 mg BID capsule dose, and in other trials with tivantinib. Certain enhanced patient monitoring procedures were temporarily instituted to confirm the safety profile of the lower dose. Following a review of data analyses from a predefined number of patients who received this lower dose, the DMC of the METIV-HCC trial recommended in January 2014 continuation of the ongoing trial, with patients receiving the lower dose. Pharmacokinetic analyses among a predefined number of patients treated with the 120 mg BID tablet dose showed that the incidence of neutropenia was reduced with this lower dose and that the plasma exposure of the lower dose was comparable to the 240 mg BID capsule dose in the Phase 2 trial with similar medians and overlapping ranges.
Approximately 300 patients are being enrolled in the METIV-HCC trial at more than 100 clinical sites worldwide. Our current estimate of the time frame for completion of patient accrual is the end of 2015. We define patient accrual as the process of screening and identifying patients for subsequent randomization into the treatment arms of the trial. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Final marketing approval depends on the results of the trial. Because the METIV-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development by a third party provider of such tests in collaboration with Daiichi Sankyo and ourselves. The CDx is being developed to enable the identification of the MET status of patients seeking to be enrolled in this trial. Our collaborator for the companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of tivantinib in the U.S., and additional regulatory applications will need to be made in other geographic areas.
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. Kyowa Hakko Kirin is also developing a CDx for the JET-HCC trial to enable the identification of the MET status of patients to be enrolled in this trial. There are no milestone payments associated with the initiation of this trial.
Two Phase 3 clinical trials have been conducted evaluating the combination of tivantinib and erlotinib in second-line patients with advanced or metastatic non-squamous non-small cell lung cancer (“NSCLC”). We and our partner, Daiichi Sankyo, conducted the first of these, named MARQUEE, in Western territories. MARQUEE was a randomized, double-blind, controlled pivotal Phase 3 trial conducted under an SPA. At the time of the interim analysis of MARQUEE, the independent DMC recommended that the study be discontinued early after concluding that it would not meet its primary endpoint of improved OS, although the interim analysis showed a statistically significant improvement in PFS in the ITT population. Final data from the trial demonstrated particular clinical benefits in a sub-group of patients with non-squamous NSCLC whose tumors expressed high levels of MET protein. No safety concerns were identified by the DMC at the interim analysis, and this did not change in the final data analysis. We are awaiting the results of the MARQUEE trial with respect to a sub-population of approximately 100 patients with EGFR mutant NSCLC. OS and PFS in these patients have been designated as secondary efficacy endpoints in the trial.
The second Phase 3 trial in NSCLC, named ATTENTION, was a randomized, double-blind, controlled pivotal trial conducted in non-squamous NSCLC patients with wild-type epidermal growth factor receptor (“EGFR”) in Asia by Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories. Recruitment of new patients in ATTENTION was permanently suspended before the target patient recruitment goal was completed based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients already recruited were allowed to continue in the trial after being re-consented. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib. In the ITT population, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant. PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm.
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
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from the dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial, entitling us to a $15 million milestone from Daiichi Sankyo. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not received any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following recent developments in these trials.
We have collaborated with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials include Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).
The NCI has reported to us that the randomized, double blind, placebo-controlled CTEP Phase 2 clinical trial of tivantinib as a single agent in prostate cancer met its primary endpoint of PFS. Additional data from this trial are expected to be presented at a future scientific forum. As final data emerge from this trial, we and our partner, Daiichi Sankyo, will discuss with the NIH the potential for additional trials in this indication. In addition, in the uncontrolled single agent, signal generation CTEP studies in breast cancer and multiple myeloma, the primary endpoint of response rate was not met. As a result, we do not plan to prioritize development in these indications at this time.
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the Akt serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQ01-mediated programmed cancer cell necrosis. Clinical development of these products has now advanced into Phase 1b following the successful completion of dose escalation testing. Specific tumor types and biomarkers have been identified to guide this new phase of clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and the scientific literature. In addition, we have entered into an agreement with the National Human Genome Research Institute of the NIH for a clinical trial investigating ARQ 092 as a potential treatment for Proteus Syndrome, a rare overgrowth disorder caused by a mutation in the Akt 1 gene.
We regained worldwide rights for the development of and commercialization of ARQ 092 and all other compounds included under our Akt collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Following the termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time frame for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of 2014. Most of this reduction came from our Discovery Group, which had been engaged primarily in early-stage, pre-clinical research. As a result of this near-term focus on our proprietary clinical pipeline, including ARQ 092 and ARQ 087, we will concentrate our discovery efforts on the development of a number of preclinical programs derived from our insights into kinase biology and library of proprietary compounds, as well as the enhancement and preservation of such library. We plan to achieve progress in these areas through greater reliance on academic and other collaborations and on outsourcing strategies.
We have incurred a cumulative deficit of approximately $468 million from inception through December 31, 2014. We recorded a net loss for 2012, 2013 and 2014 and expect a net loss for 2015.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2014 totaled $89.9 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2014 by $49.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2014, we recognized net research and development revenue of  $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of  $0.2 million.
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
In November 2012, we completed our ARQ 092 research collaboration with Daiichi Sankyo entered into on November 7, 2008 for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012.
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
The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2014, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.
LIQUIDITY AND CAPITAL RESOURCES
	December 31,			% increase (decrease)
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in millions)
Cash, cash equivalents and marketable securities short-term	$59.2	$74.7	$79.3	(21)%	(5)%
Marketable securities long-term	2.1	20.4	51.3	(90)%	(60)%
Notes payable	—	1.7	1.7	(100)%	—
Working capital	42.8	53.9	53.0	(21)%	2%

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flow from:
Operating activities	$(31.8)	$(33.7)	$(34.2)
Investing activities	30.3	34.6	(20.5)
Financing activities	(1.6)	0.3	57.9
Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2014, 2013, and 2012 our net use of cash of  $31.8 million, $33.7 million, and $34.2 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.
Cash flow from investing activities. Our net cash provided by investing activities of  $30.3 million in 2014 was comprised of net maturities of marketable securities of  $29.8 million and proceeds from the sale of property and equipment of  $0.5 million. Our net cash provided by investing activities of  $34.6 million in 2013 was primarily comprised of net maturities of marketable securities. Our net cash used by investing activities of  $20.5 million for 2012 was primarily comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.
Our cash equivalents and marketable securities typically include commercial paper, money market funds, and U.S. Treasury bill funds, which have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio did not include any investments in auction rate securities at December 31, 2014. ArQule’s marketable securities portfolio included $2.1 million (at cost) at December 31, 2013 invested in auction rate securities.
Cash flow from financing activities. Our net cash used in financing activities of  $1.6 million in the year ended December 31, 2014 consisted of payment of notes payable of  $1.7 million and cash inflows of $0.1 million from the exercise of stock options and employee stock plan purchases.
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

In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of  $422 thousand and benefits continuation costs of  $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of  $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the year ended December 31, 2013 resulted in cost savings of approximately $4.0 million in 2014.
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of  $417 thousand is expected to be paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the year ended December 31, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.
We anticipate that our cash, cash equivalents and marketable securities on hand at December 31, 2014, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2017.
Our contractual obligations were comprised of the following as of December 31, 2014 (in thousands):
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1−3 years	3−5 years	More than 5 years
Operating lease obligations	$1,069	$1,069	$—	$—	$—
Purchase obligations	3,753	3,753	—	—	—
Restructuring obligations	417	417	—	—	—
Total	$5,239	$5,239	$—	$—	$—

Operating lease obligations are for our facility under a non-cancelable operating lease that terminates on May 31, 2015. We will not renew this lease. In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commences on May 1, 2015 for a term of five years and three months with an average annual rental rate of  $455 thousand. The obligations for this new facility are excluded from the table above.
Purchase obligations are comprised primarily of non-cancelable outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties, if any. As of December 31, 2014 our portion of these costs was $49.9 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us, if any. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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
RESULTS OF OPERATIONS
The following are the results of operations for the years ended December 31, 2014, 2013 and 2012:
Revenue
				% increase (decrease)
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in millions)
Research and development revenue	$11.3	$15.9	$36.4	(29)%	(56)%
2014 as compared to 2013: Research and development revenue in 2014 and 2013 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. During 2013 we also recognized revenue from the license agreement with Daiichi Sankyo for the development of ARQ 092 and from a one-time research project. The $4.6 million revenue decrease in 2014 was primarily due to revenue decreases of  $2.2 million from our Daiichi Sankyo tivantinib program due to a change in the estimated development period in Q4 2013, $1.2 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $1.7 million of other revenue from a one-time research project that was completed in 2013. These decreases were partially offset by lower contra-revenue of  $0.5 million.

2013 as compared to 2012: Research and development revenue in 2013 includes revenue from the Daiichi Sankyo tivantinib development agreement, the license agreement with Daiichi Sankyo for the development of ARQ 092 that ended in June 2013, and the Kyowa Hakko Kirin exclusive license agreement. During 2013 we also completed a one-time research project and received a payment of  $1.7 million which we recognized as revenue in 2013. The $20.5 million revenue decrease in 2013 was primarily due to revenue decreases of  $15.5 million from our Daiichi Sankyo AKIPTM agreement that ended in November 2012, $1.5 million from our Daiichi Sankyo ARQ 092 agreement that ended in June 2013 and $5.2 million from our Daiichi Sankyo tivantinib program. These decreases were partially offset by $1.7 million of other revenue related to a one-time research project. The $5.2 million revenue decrease in 2013 from our Daichii Sankyo tivantinib program consisted of an $8.7 million decrease in revenue due to the changes in the estimated development period, partially offset by lower contra-revenue of  $3.5 million.
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties, if any. In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo’s, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeds the amount of milestones and royalties received, that excess is netted against future milestones and royalties if and when earned and is not reported as contra-revenue.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2014 totaled $89.9 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2014 by $49.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
Research and development
				% increase (decrease)
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in millions)
Research and development	$22.3	$27.6	$34.0	(19)%	(19)%
2014 as compared to 2013: The $5.3 million decrease in research and development expense in 2014 was primarily due to lower labor related costs of  $4.2 million from our July 2013 and August 2014 restructurings and reduced lab expenses of  $1.0 million. Other cost reductions in 2014 of  $0.9 million were partially offset by a $0.8 million increase in outsourced clinical and product development costs. At December 31, 2014, we had 23 employees dedicated to our research and development program, down from 43 employees at December 31, 2013.
2013 as compared to 2012: The $6.4 million decrease in research and development expense in 2013 was primarily due to lower labor related costs of  $1.7 million from normal attrition and $1.0 million from the July 2013 restructuring, $1.1 million lower outsourced clinical and product development costs principally related to our phase 1 and 2 programs for tivantinib, including $0.6 million resulting from final expense determinations for certain completed Phase 2 studies, reduced lab expenses of  $0.8 million, lower professional fees of  $0.5 million, and other cost reductions of  $1.3 million. At December 31, 2013, we had 43 employees dedicated to our research and development program, down from 72 employees at December 31, 2012.
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
The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):
Oncology program	Current status	Year Ended December 31, 2014	Program-to-date
c-Met program—Tivantinib	Phase 3	$1.7	$83.8
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2014 by $49.9 million and is not reflected in the above table.
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
General and administrative
				% increase (decrease)
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in millions)
General and administrative	$12.2	$12.8	$13.9	(5)%	(7)%
2014 compared to 2013: General and administrative expense in 2014 decreased primarily due to lower labor related costs from our July 2013 and August 2014 restructurings. General and administrative headcount was 17 at December 31, 2014 and 21 at December 31, 2013.
2013 compared to 2012: General and administrative expense in 2013 decreased primarily due to lower professional fees of  $0.6 million and $0.2 million lower labor and related costs from the July 2013 restructuring. General and administrative headcount was 21 at December 31, 2013 and 25 at December 31, 2012.
Restructuring and other costs
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery

Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of  $417 thousand is expected to be paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the year ended December 31, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.
In July 2013, we implemented a focused reduction in our workforce of 26 positions, resulting in a remaining workforce of approximately 68 employees. This action was intended to align human and financial resources with our primary focus on clinical-stage development, while retaining our core discovery capabilities. The costs associated with this action were comprised of severance payments of  $422 thousand and benefits continuation costs of  $89 thousand all of which were paid by December 31, 2013. We also incurred non-cash charges of  $139 thousand related to the modification of employee stock options. The restructuring actions for which charges were incurred in the year ended December 31, 2013 resulted in cost savings of approximately $4.0 million in 2014.
Interest income, interest expense and other income
				% increase (decrease)
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in thousands)
Interest income	$272	$502	$445	(46)%	13%
Interest expense	(35)	(32)	(26)	9%	23%
Other income	642	57	113	1,026%	(50)%
Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in 2014 primarily due to a decrease in our investment portfolio. Interest income increased in 2013 primarily due to an increase in our investment yields. Interest expense was incurred on our notes payable. Other income in 2014 includes a gain of  $254 thousand upon the redemption of  $2.1 million of auction rate securities at face value, and a gain of  $388 thousand from the sale of property and equipment. Other income in 2013 and 2012 includes a gain of  $57 thousand and $113 thousand, respectively from the increase in fair value of our auction rate securities.
Provision for income taxes
There was no current or deferred tax expense for the years ended December 31, 2014, 2013 or 2012 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.
The American Taxpayer Relief Act of 2012 (“ATR Act”) was enacted on January 2, 2013 which, among other things, provided a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We recorded the benefit from these credits in the first quarter of calendar year 2013 as a result of the enactment of the ATR Act. We recorded a benefit related to 2012 Research Credit of approximately $1,231,000 and a full valuation allowance, resulting in a net benefit of zero.
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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our disclosures.
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
Our cash equivalents and marketable securities typically include commercial paper, money market funds, and U.S. Treasury bill funds that have investment grade ratings.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, this would not result in a material change in the fair value of our investment portfolio.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ArQule, Inc.,
In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 4, 2015

ARQULE, INC.
BALANCE SHEETS
	December 31,
	2014	2013
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$12,525	$15,579
Marketable securities-short term	46,683	59,116
Prepaid expenses and other current assets	1,893	941
Total current assets	61,101	75,636
Marketable securities-long term	2,058	20,391
Property and equipment, net	133	1,128
Other assets	102	1,024
Total assets	$63,394	$98,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,947	$8,470
Notes payable	—	1,700
Current portion of deferred revenue	11,098	11,031
Current portion of deferred gain on sale leaseback	232	552
Total current liabilities	18,277	21,753
Deferred revenue, net of current portion	4,572	15,568
Deferred gain on sale leaseback, net of current portion	—	232
Total liabilities	22,849	37,553
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,821,781 and 62,736,207 shares issued and outstanding at December 31, 2014 and 2013, respectively	628	627
Additional paid-in capital	508,270	504,884
Accumulated other comprehensive income (loss)	(10)	67
Accumulated deficit	(468,343)	(444,952)
Total stockholders’ equity	40,545	60,626
Total liabilities and stockholders’ equity	$63,394	$98,179

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$11,254	$15,914	$36,414
Costs and expenses:
Research and development	22,271	27,555	33,966
General and administrative	12,154	12,836	13,852
Restructuring and other costs	1,099	650	—
	35,524	41,041	47,818
Loss from operations	(24,270)	(25,127)	(11,404)
Interest income	272	502	445
Interest expense	(35)	(32)	(26)
Other income	642	57	113
Loss before income taxes	(23,391)	(24,600)	(10,872)
Provision for income taxes	—	—	—
Net loss	(23,391)	(24,600)	(10,872)
Unrealized gain (loss) on marketable securities	(77)	(35)	108
Comprehensive loss	$(23,468)	$(24,635)	$(10,764)
Basic and diluted net loss per share:
Net loss per share	$(0.37)	$(0.39)	$(0.18)
Weighted average basic and diluted common shares outstanding	62,627	62,480	59,821

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCK- HOLDERS’ EQUITY
	SHARES	PAR VALUE
Balance at December 31, 2011	53,825,567	$538	$438,677	$(6)	$(409,480)	$29,729
Issuance of common stock from stock offering, net	8,222,500	82	56,174			56,256
Stock option exercises and issuance of stock	254,893	3	1,347			1,350
Employee stock purchase plan	96,867	1	322			323
Stock based compensation expense			4,135			4,135
Change in unrealized gain (loss) on marketable securities				108		108
Net loss					(10,872)	(10,872)
Balance at December 31, 2012	62,399,827	624	500,655	102	(420,352)	81,029
Stock option exercises and issuance of stock	200,395	2	72			74
Employee stock purchase plan	135,985	1	279			280
Stock based compensation expense			3,878			3,878
Change in unrealized gain (loss) on marketable securities				(35)		(35)
Net loss					(24,600)	(24,600)
Balance at December 31, 2013	62,736,207	627	504,884	67	(444,952)	60,626
Restricted shares issued net of forfeitures and shares redeemed for taxes	(5,257)	—				—
Employee stock purchase plan	90,831	1	104			105
Stock based compensation expense			3,282			3,282
Change in unrealized gain (loss) on marketable securities				(77)		(77)
Net loss					(23,391)	(23,391)
Balance at December 31, 2014	62,821,781	$628	$508,270	$(10)	$(468,343)	$40,545

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF CASH FLOWS
	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(23,391)	$(24,600)	$(10,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	864	1,064
Amortization of premium/discount on marketable securities	1,120	2,144	1,873
Amortization of deferred gain on sale leaseback	(552)	(552)	(552)
Non-cash stock compensation	3,282	3,943	4,135
Gain on auction rate securities	(254)	(57)	(113)
Gain on sale of property and equipment	(388)	—	—
Impairment of property and equipment	280	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(30)	(363)	3,867
Accounts payable and accrued expenses	(1,523)	(1,693)	(1,769)
Deferred revenue	(10,929)	(13,366)	(31,837)
Net cash used in operating activities	(31,782)	(33,680)	(34,204)
Cash flows from investing activities:
Purchases of marketable securities	(33,366)	(40,581)	(121,498)
Proceeds from sale or maturity of marketable securities	63,189	75,224	101,122
Proceeds from sale of property and equipment	500	—	—
Purchases of property and equipment	—	—	(117)
Net cash provided by (used in) investing activities	30,323	34,643	(20,493)
Cash flows from financing activities:
Payment of notes payable	(1,700)	—	—
Proceeds from stock offering, net	—	—	56,256
Proceeds from stock option exercises and employee stock plan purchases	105	289	1,673
Net cash provided by (used in) financing activities	(1,595)	289	57,929
Net increase (decrease) in cash and cash equivalents	(3,054)	1,252	3,232
Cash and cash equivalents, beginning of period	15,579	14,327	11,095
Cash and cash equivalents, end of period	$12,525	$15,579	$14,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):
The Company paid interest on debt of  $35, $32 and $26 in 2014, 2013 and 2012, respectively.
The Company paid no income taxes in 2014, 2013 or 2012.
The accompanying notes are an integral part of these financial statements.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. ORGANIZATION AND NATURE OF OPERATIONS
We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 engaged in the research and development of innovative cancer therapeutics to treat cancers and rare diseases. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our prioritized clinical stage pipeline consists of four product candidates, all of which are in targeted, biomarker-defined populations. Our drug discovery efforts focus on a number of pre-clinical programs base on our insights into kinase biology and are derived from our extensive library of proprietary compounds.
Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET”) and its biological pathway. C-MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program with tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We have also completed earlier-stage combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.
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
We have regained worldwide rights for the development and commercialization of ARQ 092, designed to inhibit the AKT serine/threonine kinase, and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Following the termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program. ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers. Our priorities within this pipeline include ARQ 092, ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family, and ARQ 761, a Beta lapachone analog being investigated in investigator-sponsored testing as a promoter of NQ01-mediated cancer cell necrosis.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2014, 2013, and 2012 our net use of cash of  $31.8 million, $33.7 million, and $34.2 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.
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
Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in commercial paper, money market funds and U.S. Treasury bill funds. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations and comprehensive loss. Certain of our marketable securities are classified as trading securities and any changes in the fair value of those securities are recorded as other income (expense) in the statement of operations and comprehensive loss. At December 31, 2014 we had no trading securities.

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
Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. We did not recognize any other-than-temporary impairments during the years ended December 31, 2014, 2013 or 2012. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
Fair Value of Financial Instruments
At December 31, 2014 and 2013 our financial instruments consist of cash, cash equivalents, investments in corporate debt securities, accounts payable, and accrued expenses. At December 31, 2013 our financial instruments also included auction rate securities and notes payable. The carrying amount of these financial instruments approximates their fair values. At December 31, 2014 and 2013 our financial instruments also included marketable securities which are reported at fair value.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $603, $864, and $1,064, respectively.
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
Impairment or Disposal of Long-Lived Assets
We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. As a result of our restructuring in 2014, we recognized an impairment charge related to our long-lived assets of  $280. We did not recognize any impairment charges related to our long-lived assets during 2013 or 2012.
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
Other Income
Other income in 2014 includes a gain of  $254 upon the redemption of  $2.1 million of our remaining auction rate securities at face value, and a gain of  $388 from the sale of property and equipment. Other income in 2013 and 2012 includes a gain from the increase in fair value of our auction rate securities of  $57 and $113, respectively.
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
Earnings (Loss) Per Share
The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 7,724,614, 7,511,814 and 7,157,458 shares of common stock were not included in the 2014, 2013 and 2012 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 included in our Statements of Operations and Comprehensive Loss:
	2014	2013	2012
Research and development	$1,016	$1,315	$1,533
General and administrative	2,183	2,489	2,602
Restructuring	83	139	—
Total stock-based compensation expense	$3,282	$3,943	$4,135

In the years ended December 31, 2014, 2013 and 2012, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charges.
The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2014, 2013 and 2012 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	2014	2013	2012
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	67%	73%	67%
Risk free interest(3)	1.5–1.8%	0.8–1.7%	0.6–0.8%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.8–6.9 years	5.9–7.1 years	5.9–7.0 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our disclosures.
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
3. COLLABORATIONS AND ALLIANCES
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2014 totaled $89.9 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2014 by $49.9 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2014, we recognized net research and development revenue of  $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of  $0.2 million. In 2013, we recognized net contra-revenue of  $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of  $0.7 million and $0.3 million of revenue. In 2012, our non-phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s by $1.4 million which was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. Our non-refundable share of advance drug purchases is recognized as contra-revenue as the related drugs are administered to patients. For the year ended December 31, 2012, $2.5 million of these drug purchases was also recognized as contra-revenue. There were no advance drug purchases in the years ended December 31, 2014, 2013 or 2012.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

For the years ended December 31, 2014, 2013 and 2012, $5.6 million, net of  $0.2 million of contra-revenue, $7.2 million, net of  $0.7 million of contra-revenue, $12.4 million, net of  $3.9 million of contra-revenue respectively, were recognized as revenue. At December 31, 2014 and 2013, $8.1 million and $13.3 million respectively, remained in deferred revenue.
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
On February 4, 2014, Kyowa Hakko Kirin announced the initiation of the Phase 3 JET-HCC trial. There were no milestone payments associated with the initiation of this trial.
In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of December 31, 2014, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
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
Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the years ended December 31, 2014, 2013, and 2012, $5.7 million was recognized as revenue. At December 31, 2014 and 2013, $7.6 million and $13.3 million respectively, remained in deferred revenue.
Daiichi Sankyo ARQ 092 Agreement
We have regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Following the

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 has become our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.
The development period for this agreement concluded in June 2013 and accordingly no revenue was recognized in the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, $1.3 million and $2.8 million, respectively were recognized as revenue. At December 31, 2014 there was no remaining deferred revenue.
Daiichi Sankyo Kinase Inhibitor Discovery Agreement
In November 2012, we completed our collaboration with Daiichi Sankyo under a research, exclusive license and co-commercialization agreement entered into on November 7, 2008, that was focused on applications of our proprietary AKIPTM technology and know-how for the discovery of therapeutic compounds that selectively inhibit certain kinases in the field of oncology. The agreement provided for a $15 million upfront payment, which we received in November 2008, research support payments for the first two years of the collaboration (which was extended for an additional two years in 2010), licensing fees for compounds discovered as a result of this research, milestone payments related to clinical development, regulatory review and sales, and royalty payments on net sales of compounds from the collaboration. Daiichi Sankyo’s obligation to provide further research funding to ArQule under this agreement terminated in November 2012.
Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated performance period through November 2012. The agreement was terminated in 2012 and accordingly no revenue was recognized in 2014 or 2013. For the year ended December 31, 2012, we recognized revenue of  $15.5 million.
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
We invest our available cash primarily in commercial paper, money market funds, and U.S. Treasury bill funds and U.S. federal and state agency backed certificates that have investment grade ratings. During 2014 all $2.1 million of our auction rate securities were redeemed at full face value. ArQule’s marketable securities portfolio included $2.1 million (at cost) at December 31, 2013 invested in auction rate securities.
The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2014 and December 31, 2013:
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,690	$16	$(23)	$46,683
Corporate debt securities-long term	2,061	—	(3)	2,058
Total available-for-sale marketable securities	$48,751	$16	$(26)	$48,741

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$59,059	$62	$(5)	$59,116
Corporate debt securities-long term	18,535	23	(13)	18,545
Total available-for-sale marketable securities	$77,594	$85	$(18)	$77,661

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at December 31, 2014. The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $2,377 at December 31, 2013. The unrealized loss on these marketable securities was $3 at December 31, 2013 and we did not realize a loss when these securities were redeemed at maturity.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

In 2014 all $2.1 million of our auction rate securities were redeemed at full face value and we recorded a gain of  $254 in other income in the statement of operations and comprehensive loss.
The following is a summary of the fair value of trading securities we held at December 31, 2013:
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Auction rate securities	$2,100	$—	$(254)	$1,846
Total trading securities	$2,100	$—	$(254)	$1,846

At December 31, 2013, the Company’s auction rate securities of  $1,846 are included in marketable securities-long term.
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
There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:
	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,740	$10,740	$—	$—
Corporate debt securities-short term	46,683	—	46,683	—
Corporate debt securities-long term	2,058	—	2,058	—
Total	$59,481	$10,740	$48,741	$—

	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,247	$12,247	$—	$—
Corporate debt securities-short term	59,116	—	59,116	—
Corporate debt securities-long term	18,545	—	18,545	—
Auction rate securities-long term	1,846	—	—	1,846
Total	$91,754	$12,247	$77,661	$1,846

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

Due to the lack of market quotes relating to our auction rate securities, the fair value measurements for our auction rate securities at December 31, 2013 have been estimated using an income approach model (discounted cash flow analysis), which is exclusively based on Level 3 inputs. The model considers factors that reflect assumptions market participants would use in pricing including, among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, liquidity premiums, the probability of successful auctions in the future, and interest rates. The assumptions used are subject to volatility and may change as the underlying sources of these assumptions and markets conditions change.
The following table rolls forward the fair value of our auction rate securities and put option, whose fair values were determined by Level 3 inputs for 2014:
Amount
Balance at December 31, 2013	$1,846
Gain on auction rate securities	254
Redemption of auction rate securities	(2,100)
Balance at December 31, 2014	$—

The following table rolls forward the fair value of our auction rate securities and put option, whose fair values were determined by Level 3 inputs for 2013:
Amount
Balance at December 31, 2012	$1,789
Gain on auction rate securities	57
Balance at December 31, 2013	$1,846

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2014 and 2013:
	USEFUL LIFE ESTIMATED (YEARS)	2014	2013
Machinery and equipment	5	$2,562	$11,834
Leasehold improvements	3–10	1,005	4,620
Furniture and fixtures	7	1,175	1,175
Computer equipment	3	3,604	3,604
		8,346	21,233
Less: Accumulated depreciation and amortization		8,213	20,105
Net property and equipment		$133	$1,128
Depreciation and amortization expense		$603	$864

On May 2, 2005, we completed a transaction to sell our Woburn headquarters facility and two parcels of land in exchange for a cash payment, net of commissions and closing costs, of  $39,331. Simultaneous with that sale, we entered into an agreement to lease back the entire facility and the associated land. The lease was subsequently amended on June 30, 2005. The amended lease has a term of ten years expiring on

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT (Continued)

May 31, 2015 and we will not renew this lease. The average annual rental rate for this facility is $3,409. We are applying sale leaseback accounting to the transaction and are treating the lease as an operating lease. As a result of this transaction, we realized a gain on the sale of  $5,477, which was deferred and is being amortized over the initial ten year lease term as a reduction in rent expense. The remaining amount of the deferred gain is $232 at December 31, 2014.
In January 2015, we entered into a lease agreement for a new headquarters facility in Burlington, MA of approximately 15,000 square feet. The lease commences on May 1, 2015 for a term of five years and three months with an average annual rental rate of  $455.
As a result of our restructuring in 2014, we recognized an impairment charge related to our property and equipment of  $280. In 2014, we also recognized a gain of  $388 from the sale of property and equipment. In anticipation of our move to our new leased facility, property and equipment with an original cost of  $10.4 million and accumulated depreciation of  $10.3 million were written off in 2014.
6. OTHER ASSETS
Other assets include the following at December 31, 2014 and 2013:
	2014	2013
Security deposits, net of current portion	$102	$669
Prepaid rent, net of current portion	—	355
Total other assets	$102	$1,024

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at December 31, 2014 and 2013:
	2014	2013
Accounts payable	$259	$146
Accrued payroll	2,130	2,556
Accrued outsourced pre-clinical and clinical fees	3,753	4,702
Accrued professional fees	157	660
Other accrued expenses	648	406
	$6,947	$8,470

8. NOTES PAYABLE
In October 2008, we entered into a margin loan agreement with a financial institution collateralized by $2.9 million of our auction rate securities and borrowed $1.7 million. In 2014, our auction rate securities were redeemed and the loan was repaid in full. The amount outstanding under this facility was $1.7 million at December 31, 2013.
Interest expense was $35, $32 and $26 for the years ended December 31, 2014, 2013 and 2012, respectively.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue up to one million shares of preferred stock. As of December 31, 2014 and 2013, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.

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
At December 31, 2014, we have 358,217 common shares reserved for future issuance under the Employee Stock Purchase Plan (“Purchase Plan”) and for the exercise of common stock options pursuant to the 1994 Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”) and the 1996 Amended and Restated Director Stock Option Plan (“Director Plan”).
10. EQUITY INCENTIVE PLANS
In 2014, our stockholders approved our new 2014 Equity Incentives Plan (“Equity Incentives Plan”) and authorized 3,750,000 shares of common stock for issuance pursuant to future awards under the Equity Plan. In addition, any shares from our Amended and Restated 1994 Equity Incentive Plan that expire, are cancelled or forfeited after the effective date of the Equity Incentives Plan may also be issued for future awards under the Equity Incentives Plan. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units, and stock appreciation rights. Pursuant to the Equity Incentives Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentives Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2014, no stock appreciation rights have been issued. At December 31, 2014, there were 3,750,000 shares available for future grants under the Equity Incentives Plan and 815,381 shares available under our 1994 Amended and Restated Equity Incentive Plan.
During 2014, our stockholders approved an amendment to the Director Plan to increase the number of shares available to 1,200,000. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting one year from the date of grant, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 15,000 and vesting one year from the date of grant. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2014, options to purchase 1,147,500 shares of common stock have been granted under this plan of which 770,000 shares are currently exercisable. As of December 31, 2014 316,500 shares are available for future grant.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

Option activity under the Plans for the years ended December 31, 2012, 2013 and 2014 was as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2011	6,547,443	$5.34
Granted	1,453,468	7.72
Exercised	(278,545)	4.85
Cancelled	(564,908)	7.20
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,220,910	2.53
Exercised	(3,000)	2.35
Cancelled	(863,554)	4.82
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,150,119	2.47
Exercised	—	—
Cancelled	(937,319)	5.06
Outstanding as of December 31, 2014	7,724,614	$4.89
Exercisable as of December 31, 2014	5,523,269	$5.27
Weighted average grant-date fair value of options granted during the year ended December 31, 2014		$1.65

The following table summarizes information about options outstanding at December 31, 2014:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2014	Weighted Average Exercise Price
$1.42–2.35	108,750	9.16	$1.49	3,750	$2.35
2.36–2.80	1,899,755	8.02	2.55	449,064	2.58
2.81–5.60	2,242,034	3.80	3.88	2,241,534	3.88
5.61–8.40	3,397,075	4.52	6.88	2,751,921	6.73
8.41–9.45	77,000	2.37	9.09	77,000	9.09
	7,724,614	5.21	$4.89	5,523,269	$5.27

The aggregate intrinsic value of options outstanding at December 31, 2014 was zero. The weighted average grant date fair value of options granted in year ended December 31, 2014, 2013 and 2012 was $1.65, $1.69, and $4.67, per share, respectively. The intrinsic value of options exercised in the year ended December 31, 2014, 2013, and 2012 was $0, $1, and $604, respectively.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

Options vested, expected to vest and exercisable at December 31, 2014 are as follows:
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2014	7,594,691	$4.89	5.21	$—
Exercisable at December 31, 2014	5,523,269	$5.27	4.05	$—
The total compensation cost not yet recognized as of December 31, 2014 related to non-vested option awards was $3,828 which will be recognized over a weighted-average period of 1.8 years. During the year ended December 31, 2014, 297,453 shares were forfeited with a weighted average grant date fair value of $2.39 per share and a weighted average exercise price of  $3.91 per share. During the year ended December 31, 2014, 639,866 shares expired with a weighted average grant date fair value of  $3.54 per share and a weighted average exercise price of  $5.60 per share. The weighted average remaining contractual life for options exercisable at December 31, 2014 was 4.05 years.
In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2014 or 2012. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of  $ 88, $187 and $257 for the year ended December 30, 2014, 2013 and 2012, respectively.
Restricted stock activity under the Plan for the year ended December 31, 2014 was as follows:
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	195,777	$2.51
Granted	—	—
Vested	(64,199)	2.51
Cancelled	(25,913)	2.51
Unvested as of December 31, 2014	105,665	$2.51

The fair value of restricted stock vested in 2014, 2013 and 2012 was $78, $206 and $223, respectively.
In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through December 31, 2014 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EQUITY INCENTIVE PLANS (Continued)

In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In 2011, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued to 2,400,000. As of December 31, 2014, 2,041,783 shares have been purchased and 358,217 shares are available for future sale under the Purchase Plan. We recognized share-based compensation expense related to the Purchase Plan of  $58, $124 and $159 for the year ended December 31, 2014, 2013 and 2012, respectively.
11. INCOME TAXES
There was no current or deferred tax expense for the years ended December 31, 2014, 2013 or 2012 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.
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
The following is reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2014, 2013 and 2012:
	2014	2013	2012
Income tax (benefit) expense at statutory rate	$(7,953)	$(8,364)	$(3,696)
State tax (benefit) expense, net of Federal tax (benefit) expense	(1,154)	(901)	(449)
Permanent items	383	516	648
Effect of change in valuation allowance and State NOL expiration	9,402	10,862	3,190
Tax credits	(678)	(2,113)	320
Other	—	—	(13)
Tax expense (benefit)	$—	$—	$—

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (Continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2014 and 2013:
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$115,747	$102,687
Tax credit carryforwards	24,962	24,285
Equity based compensation	8,558	7,706
Book depreciation in excess of tax	1,352	2,199
Reserves and accruals	52	4
Deferred revenue	6,115	10,405
Loss on investment	194	194
Other	19	117
	156,999	147,597
Valuation allowance	(156,999)	(147,597)
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Total valuation allowance increased by $9,402 for the year ended December 31, 2014. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal and state net operating loss (“NOL”), net capital loss, and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2014.
As of December 31, 2014, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $331,909, $152,434 and $27,761 respectively, which expire at various dates through 2034, which can be used to offset future income tax liabilities. Federal capital loss carryforwards of approximately $571 can be used to offset future federal capital gain income and expire in 2015. Approximately $15,014 of our federal NOL and $863 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.
At December 31, 2014, and 2013 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2014 and our state tax returns for the tax years 2010 through 2014 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.
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

the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2015, to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.
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
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 and benefits continuation costs of  $74. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of  $417 is expected to be paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of $83 related to the modification of employee stock options, and $280 for impairment of property and equipment impacted by the restructuring.
13. COMMITMENTS AND CONTINGENCIES
Leases
We lease a facility under a non-cancelable operating lease that terminates on May 31, 2015 and we will not be renew this lease. At December 31, 2014, the minimum lease commitment for our leased facility is as follows:
YEAR ENDING DECEMBER 31,	OPERATING LEASES
2015	$1,069
Thereafter	—
Total minimum lease payments	$1,069

Rent expense under our non-cancelable operating lease was approximately $2,866 for the years ended December 31, 2014, 2013, and 2012.
In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commences on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455. The lease obligation for the new facility is excluded from the table above.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. CONCENTRATION OF CREDIT RISK
Revenue from one customer represented approximately 49% of total revenue during 2014, 53% in 2013 and 84% in 2012. Revenue from another customer represented approximately 51% of total revenue during 2014, 36% in 2013, and 16% in 2012. Revenue from an additional customer for whom we completed a one-time research project represented approximately 11% of total revenue during 2013.
15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2014
Net revenues	$2,676	$2,901	$2,662	$3,015
Net loss	(7,141)	(6,339)	(6,399)	(3,512)
Basic and diluted net loss per share:
Net loss per share	$(0.11)	$(0.10)	$(0.10)	$(0.06)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2013
Net revenues	$5,661	$4,436	$3,542	$2,275
Net income	(5,775)	(6,768)	(6,083)	(5,956)
Basic and diluted earnings (loss) per share:
Net loss per share	$(0.09)	$(0.11)	$(0.10)	$(0.10)

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of stockholders to be held on May 11, 2015, as summarized below:
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

3. EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 2, 2011 (File No. 000-21429) and incorporated herein by reference.
3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.3*	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix C to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.4*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5	Amended and Restated Lease by and between ARE-MA Region No. 20, LLC and the Company, dated June 30, 2005. Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 5, 2005 (File No. 000-21429) and incorporated herein by reference.
10.6*	Employment Agreement between the Company and Peter S. Lawrence dated April 13, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.
10.7+	Exclusive License Agreement by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.
10.8*	Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Peter S. Lawrence. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429) and incorporated herein by reference.
10.9*	Form of Incentive Stock Option Agreement. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.10*	Form of Non-Statutory Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.11*	Second Amendment to Employment Agreement, dated April 14, 2008, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Company’s Current Report on
Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.12*	Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo
Pucci. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 18,
2008 (File No. 000-21429) and incorporated herein by reference.
10.13+	Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.22 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.14+	License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.23 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.15+	Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between
ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Current
Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009 (File
No. 000-21429) and incorporated herein by reference.
10.16*	Amendment to Employment Agreement, dated as of July 15, 2010, by and between the Company and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.17*	Form of Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.18*	Form of Restricted Stock Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.19+	Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14, 2011 (File No. 000-21429) and incorporated herein by reference.
10.20*	Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-21429) and incorporated herein by reference.
10.21*	Amendment to Employment Agreement dated as of February 23, 2012 by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s
Current Report on Form 8-K filed on February 27, 2012 (File No. 000-21429) and incorporated herein by reference.
10.22+	License and Co-Commercialization Agreement, dated November 8, 2011, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference.
10.23*	Second Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.24*	Third Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.25*	Second Amendment to Employment Agreement, dated March 8, 2013, by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.26	2014 Equity Incentives Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 11, 2014 (File No. 000-21429) and incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.
101	The following materials from ArQule, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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
Date: March 4, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Paolo Pucci Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015
/s/ Peter S. Lawrence Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 4, 2015
/s/ Robert J. Weiskopf Robert J. Weiskopf	Vice President of Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	March 4, 2015
/s/ Patrick J. Zenner Patrick J. Zenner	Director—Chairman of the Board	March 4, 2015
/s/ Timothy C. Barabe Timothy C. Barabe	Director	March 4, 2015
/s/ Susan L. Kelley Susan L. Kelley	Director	March 4, 2015
/s/ Ronald M. Lindsay Ronald M. Lindsay	Director	March 4, 2015
/s/ Michael D. Loberg Michael D. Loberg	Director	March 4, 2015
/s/ William G. Messenger William G. Messenger	Director	March 4, 2015