Form 10-Q
period 2015-03-31
ARQULE INC
filed 2015-05-06
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of April 22, 2015:

Common Stock, par value $.01	62,819,191 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2015

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$20,201	$12,525
Marketable securities-short term	33,380	46,683
Prepaid expenses and other current assets	1,497	1,893
Total current assets	55,078	61,101
Marketable securities-long term	—	2,058
Property and equipment, net	138	133
Other assets	102	102
Total assets	$55,318	$63,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,506	$6,947
Current portion of deferred revenue	11,100	11,098
Deferred gain on sale leaseback	92	232
Total current liabilities	16,698	18,277
Deferred revenue, net of current portion	1,797	4,572
Total liabilities	18,495	22,849
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,819,191 and 62,821,781 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	628	628
Additional paid-in capital	509,088	508,270
Accumulated other comprehensive income (loss)	1	(10)
Accumulated deficit	(472,894)	(468,343)
Total stockholders’ equity	36,823	40,545
Total liabilities and stockholders’ equity	$55,318	$63,394

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$2,785	$2,676

Costs and expenses:
Research and development	4,413	6,731
General and administrative	3,187	3,250
Total costs and expenses	7,600	9,981

Loss from operations	(4,815)	(7,305)

Interest income	36	95
Interest expense	—	(7)
Other income	228	76

Net loss	(4,551)	(7,141)

Unrealized gain (loss) on marketable securities	11	(17)
Comprehensive loss	$(4,540)	$(7,158)

Basic and diluted net loss per share:
Net loss per share	$(0.07)	$(0.11)

Weighted average basic and diluted common shares outstanding	62,745	62,583

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2015	2014
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(4,551)	$(7,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	205
Amortization of premium on marketable securities	189	340
Amortization of deferred gain on sale leaseback	(140)	(140)
Non-cash stock compensation	818	1,086
Gain on auction rate securities	—	(76)
Gain on sale of property and equipment	(228)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	525	72
Accounts payable and accrued expenses	(1,441)	(636)
Deferred revenue	(2,773)	(2,757)
Net cash used in operating activities	(7,554)	(9,047)
Cash flows from investing activities:
Purchases of marketable securities	(3,387)	(10,635)
Proceeds from sale or maturity of marketable securities	18,570	19,622
Additions to property and equipment	(52)	—
Proceeds from sale of property and equipment	99	—
Net cash provided by investing activities	15,230	8,987
Cash flows from financing activities	—	—
Net increase (decrease) in cash and cash equivalents	7,676	(60)
Cash and cash equivalents, beginning of period	12,525	15,579
Cash and cash equivalents, end of period	$20,201	$15,519

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2015 and 2014, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $7.7 million and $9.0 million, respectively.

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2014 included in our annual report on Form 10-K filed with the SEC on March 4, 2015.

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of March 31, 2015, and the results of our operations and cash flows for the three months ended March 31, 2015 and March 31, 2014. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2015, totaled $94.5 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2015 by $54.5 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo‘s and $10 was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2014, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $82 was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the quarters ended March 31, 2015 and 2014, $1.4 million and $1.3 million, respectively, were recognized as net revenue. At March 31, 2015, $6.8 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of March 31, 2015, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the quarters ended March 31, 2015 and 2014, $1.4 million was recognized as revenue. At March 31, 2015, $6.1 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2015 and December 31, 2014:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$33,379	$10	$(9)	$33,380
Corporate debt securities-long term	—	—	—	—
Total available-for-sale marketable securities	$33,379	$10	$(9)	$33,380

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,690	$16	$(23)	$46,683
Corporate debt securities-long term	2,061	—	(3)	2,058
Total available-for-sale marketable securities	$48,751	$16	$(26)	$48,741

Our available-for-sale marketable securities in a loss position at March 31, 2015, and December 31, 2014 were in a continuous unrealized loss position for less than 12 months.

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

	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$17,152	$17,152	$—	$—
Corporate debt securities-short term	33,380	—	33,380	—
Corporate debt securities-long term	—	—	—	—
Total	$50,532	$17,152	$33,380	$—

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,740	$10,740	$—	$—
Corporate debt securities-short term	46,683	—	46,683	—
Corporate debt securities-long term	2,058	—	2,058	—
Total	$59,481	$10,740	$48,741	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$92	$259
Accrued payroll	790	2,130
Accrued outsourced pre-clinical and clinical fees	3,711	3,753
Accrued professional fees	517	157
Other accrued expenses	396	648
	$5,506	$6,947

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,854,193 and 8,454,520 for the three months ended March 31, 2015 and 2014, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2015 and 2014.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2015	2014
Research and development	$271	$405
General and administrative	547	681
Total stock-based compensation expense	$818	$1,086

In the three months ended March 31, 2015 and 2014, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2015 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	7,724,614	$4.89
Granted	1,308,850	1.17
Cancelled	(179,271)	5.91
Outstanding as of March 31, 2015	8,854,193	$4.32

Exercisable as of March 31, 2015	6,195,454	$5.21

The aggregate intrinsic value of options outstanding at March 31, 2015 was zero related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2015 and 2014 was $0.71 and $1.71 per share, respectively. No options were exercised in the three months ended March 31, 2015 or 2014.

Shares vested, expected to vest and exercisable at March 31, 2015 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2015	8,676,242	$4.32	5.77	$1,383
Exercisable at March 31, 2015	6,195,454	$5.21	4.38	$—

The total compensation cost not yet recognized as of March 31, 2015 related to non-vested option awards was $4.2 million, which will be recognized over a weighted-average period of 2.9 years. During the three months ended March 31, 2015, 169,752 shares expired and 9,519 shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2015 was 4.4 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through March 31, 2015, 72,608 shares have been forfeited, and 100,617 shares have vested. We recognized share-based compensation expense related to restricted stock of $33 and $25 for the three months ended March 31, 2015 and 2014, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2015 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	105,665	$2.51
Vested	(35,220)	2.51
Cancelled	(973)	2.51
Unvested as of March 31, 2015	69,472	$2.51

The fair value of restricted stock that vested in the three months ended March 31, 2015 and 2014 was $79 and $101, respectively.

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

Through March 31, 2015 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

8. INCOME TAXES

As of December 31, 2014, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $331,909, $152,434 and $27,761 respectively, which expire at various dates through 2034, which can be used to offset future income tax liabilities. Federal capital loss carry forwards of approximately $571 can be used to offset future federal capital gain income and expire in 2015. Approximately $15,014 of our federal NOL and $863 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.

At March 31, 2015 and December 31, 2014, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2014 and our state tax returns for the tax years 2010 through 2014 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. During 2011, we received $25 million from Daiichi Sankyo resulting from the dosing of the first patient in the MARQUEE trial and $10 million from Kyowa Hakko Kirin resulting from dosing of the first patient in the ATTENTION trial. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial, entitling us to a $15 million milestone from Daiichi Sankyo. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. The terms of our tivantinib licensing agreements with Daiichi Sankyo and Kyowa Hakko Kirin remain in effect following the recent developments in these trials.

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

We have incurred a cumulative deficit of approximately $473 million from inception through March 31, 2015. We recorded a net loss for 2012, 2013 and 2014 and expect a net loss for 2015.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2015, totaled $94.5 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2015 by $54.5 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo‘s and $10 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2014, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $82 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2015, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2015	December 31, 2014	Increase (decrease)
			$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$53.6	$59.2	(5.6)	(10)%
Marketable securities-long term	—	2.1	(2.1)	(100)%
Working capital	38.4	42.8	(4.4)	(10)%

	Q1 2015	Q1 2014	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(7.6)	$(9.0)	$1.4
Investing activities	15.2	9.0	6.2
Financing activities	—	—	—

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2015 and 2014, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $7.6 million and $9.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $15.2 million for the quarter ended March 31, 2015 was comprised primarily of net sales of marketable securities of $15.1 million and proceeds from the sale of property and equipment of $0.1 million. Our net cash provided by investing activities $9.0 million for the quarter ended March 31, 2014, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 thousand and benefits continuation costs of $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of $417 thousand was paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the year ended December 31, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.

We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2015, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2017.

Our contractual obligations were comprised of the following as of March 31, 2015 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,798	$639	$1,487	$672	$—
Purchase obligations	3,711	3,711	—	—	—
Total	$6,509	$4,350	$1,487	$672	$—

Operating lease obligations are for our facility under a non-cancelable operating lease that terminates on May 31, 2015. We have not renewed this lease. In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commences on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of March 31, 2015 our portion of these costs was $54.5 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2014 on Form 10-K filed with the SEC on March 4, 2015.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2015 and 2014:

Revenue

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$2.8	$2.7	$0.1	4%

Research and development revenue in the three months ended March 31, 2015 and 2014 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The revenue increase in the quarter ended March 31, 2015 is primarily due to lower contra-revenue from our Daichii Sankyo tivantinib program.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2015, totaled $94.5 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2015 by $54.5 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo‘s and $10 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2014, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $82 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue.

Research and development

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended March 31:
Research and development	$4.4	$6.7	$(2.3)	(34)%

Research and development expense in the quarter ended March 31, 2015 decreased by $2.3 million primarily due to lower labor related costs of $0.9 million from the August 2014 restructuring, outsourced clinical and product development costs of $0.8 million, lab expenses of $0.3 million, and other cost decreases of $0.3 million. At March 31, 2015 we had 23 employees dedicated to our research and development program compared to 43 at March 31, 2014.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2015	Program-to-date
c-Met program—tivantinib	Phase 3	$0.3	$84.1

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2015 by $54.5 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$3.2	$3.3	$(0.1)	(2)%

General and administrative expense decreased in the first quarter of 2015 principally due to lower stock-based compensation expense. General and administrative headcount was 17 at March 31, 2015, compared to 20 at March 31, 2014.

Interest income, interest expense and other income

			Increase (decrease)
	2015	2014	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$36	$95	$(59)	(62)%
Interest expense	—	(7)	(7)	(100)%
Other income	228	76	152	200%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the first quarter of 2015 primarily due to a decrease in our portfolio balance. We had no interest expense in the first quarter of 2015 because our notes payable were repaid in full in 2014. Other income in the first quarter of 2015 includes a $228 thousand gain from the sale of property and equipment. Other income in the first quarter of 2014 includes a gain of $76 thousand from the increase in fair value of our auction rate securities.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 4, 2015, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent the judgment of the Company as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 4, 2015, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: May 6, 2015	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Vice President of Finance,
Corporate Controller and Treasurer
(Principal Accounting Officer)

