Form 10-Q
period 2015-06-30
ARQULE INC
filed 2015-08-05
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

Commission File No. 000-21429

ArQule, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Wall Street, Burlington, Massachusetts 01803
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of July 22, 2015:

Common Stock, par value $.01	62,881,261 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2015

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$14,111	$12,525
Marketable securities-short term	33,890	46,683
Prepaid expenses and other current assets	601	1,893
Total current assets	48,602	61,101
Marketable securities-long term	—	2,058
Property and equipment, net	322	133
Other assets	252	102
Total assets	$49,176	$63,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,737	$6,947
Current portion of deferred revenue	10,157	11,098
Deferred gain on sale leaseback	—	232
Total current liabilities	15,894	18,277

Deferred revenue, net of current portion	—	4,572
Total liabilities	15,894	22,849
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,880,485 and 62,821,781 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	629	628
Additional paid-in capital	509,571	508,270
Accumulated other comprehensive loss	(7)	(10)
Accumulated deficit	(476,911)	(468,343)
Total stockholders’ equity	33,282	40,545
Total liabilities and stockholders’ equity	$49,176	$63,394

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2015	2014	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$3,004	$2,901	$5,789	$5,577

Costs and expenses:
Research and development	4,327	6,236	8,740	12,967
General and administrative	2,776	3,071	5,963	6,321
Total costs and expenses	7,103	9,307	14,703	19,288

Loss from operations	(4,099)	(6,406)	(8,914)	(13,711)

Interest income	28	76	64	171
Interest expense	—	(10)	—	(17)
Other income	54	1	282	77

Net loss	(4,017)	(6,339)	(8,568)	(13,480)

Unrealized gain (loss) on marketable securities	(8)	(4)	3	(21)
Comprehensive loss	$(4,025)	$(6,343)	$(8,565)	$(13,501)

Basic and diluted net loss per share:
Net loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.22)

Weighted average basic and diluted common shares outstanding	62,754	62,627	62,747	62,605

The accompanying notes are an integral part of these interim unaudited financial statements

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(8,568)	$(13,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	409
Amortization of premium on marketable securities	322	633
Amortization of deferred gain on sale leaseback	(232)	(278)
Non-cash stock compensation	1,240	1,880
Gain on auction rate securities	—	(77)
Gain on sale of property and equipment	(282)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,196	(1)
Accounts payable and accrued expenses	(1,210)	(616)
Deferred revenue	(5,513)	(5,464)
Net cash used in operating activities	(12,956)	(16,994)
Cash flows from investing activities:
Purchases of marketable securities	(11,807)	(14,100)
Proceeds from sale or maturity of marketable securities	26,339	26,672
Additions to property and equipment	(280)	—
Proceeds from sale of property and equipment	228	—
Net cash provided by investing activities	14,480	12,572
Cash flows from financing activities:
Proceeds from employee stock plan purchases	62	57
Net cash provided by financing activities	62	57
Net increase (decrease) in cash and cash equivalents	1,586	(4,365)
Cash and cash equivalents, beginning of period	12,525	15,579
Cash and cash equivalents, end of period	$14,111	$11,214

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a clinical-stage biotechnology company organized as a Delaware corporation in 1993 engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to produce novel drugs with differentiated mechanisms of action that will extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our prioritized clinical stage pipeline consists of four product candidates, all of which are in targeted, biomarker-defined populations. Our drug discovery efforts focus on a number of pre-clinical programs based on our insights into kinase biology and are derived from our extensive library of proprietary compounds.

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET”) and its biological pathway. C-MET is a promising target for cancer therapy based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program with tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”), and we are currently conducting two Phase 3 trials with our partners. We have also completed earlier-stage single agent and combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support later-stage trials in additional indications.

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

We regained worldwide rights for the development and commercialization of ARQ 092, designed to inhibit the AKT serine/threonine kinase, and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and co-commercialization agreement received on March 26, 2013. Following the termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 became our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program. ARQ 092 is part of our proprietary pipeline of product candidates directed toward molecular targets and biological processes with demonstrated roles in the development of human cancers and rare diseases. Our priorities within this pipeline include ARQ 092, ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family, and ARQ 761, a Beta lapachone analog being investigated in investigator-sponsored testing as a promoter of NQ01-mediated cancer cell necrosis.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six month periods ended June 30, 2015 and 2014, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $13.0 million and $17.0 million, respectively.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of June 30, 2015, and the results of our operations and cash flows for the six months ended June 30, 2015 and June 30, 2014. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

2. COLLABORATIONS AND ALLIANCES

Beryllium Discovery Corp. Agreement

 In May 2015, we entered into a collaborative research and development agreement with Beryllium Discovery Corp.  (”Beryllium”). Pursuant to the agreement, we will jointly focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1. We and Beryllium will each be responsible for our respective internal and outsourcing costs during pre-clinical development. Following lead optimization of any potential drug candidates, we and Beryllium will jointly decide whether to advance compounds into GLP/toxicology and clinical testing, initially on a shared cost basis, provided that we will have the right to advance compounds on our own should Beryllium vote against such advancement. The agreement also provides that we will be responsible for clinical development and commercialization of product candidates that are not out-licensed. Beryllium will have the right to participate financially throughout the program but will also have the option to opt out at certain times and receive a royalty. The agreement will terminate after the last payment obligation is satisfied, or prior to that upon 60-days’ notice by either party.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2015, totaled $96.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2015 by $56.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $229 was recognized as tivantinib Daiichi Sankyo research and development revenue. For the six months ended June 30, 2015,  our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $240 was recognized as tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $144 was recognized as research and development revenue. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the quarters ended June 30, 2015 and 2014, $1.6 million and $1.5 million, respectively, were recognized as net revenue. At June 30, 2015, $5.5 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of June 30, 2015, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For both the three and six months ended June 30, 2015 and 2014, $1.4 million and $2.8 million, respectively were recognized as revenue.. At June 30, 2015, $4.7 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2015 and December 31, 2014:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$33,897	$6	$(13)	$33,890
Corporate debt securities-long term	—	—	—	—
Total available-for-sale marketable securities	$33,897	$6	$(13)	$33,890

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,690	$16	$(23)	$46,683
Corporate debt securities-long term	2,061	—	(3)	2,058
Total available-for-sale marketable securities	$48,751	$16	$(26)	$48,741

The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $1,136 at June 30, 2015. The unrealized loss on these marketable securities was $1 at June 30, 2015. Our available-for-sale marketable securities in a loss position at December 31, 2014 were in a continuous unrealized loss position for less than 12 months.

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

	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,646	$10,646	$—	$—
Corporate debt securities-short term	33,890	—	33,890	—
Corporate debt securities-long term	—	—	—	—
Total	$44,536	$10,646	$33,890	$—

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,740	$10,740	$—	$—
Corporate debt securities-short term	46,683	—	46,683	—
Corporate debt securities-long term	2,058	—	2,058	—
Total	$59,481	$10,740	$48,741	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$73	$259
Accrued payroll	1,331	2,130
Accrued outsourced pre-clinical and clinical fees	3,673	3,753
Accrued professional fees	308	157
Other accrued expenses	352	648
	$5,737	$6,947

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,791,732 and 8,478,057 for the three and six months ended June 30, 2015 and 2014, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the six months ended June 30, 2015 and 2014.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$124	$263	$396	$668
General and administrative	298	531	844	1,212
Total stock-based compensation expense	$422	$794	$1,240	$1,880

In the three and six months ended June 30, 2015 and 2014, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2015 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	7,724,614	$4.89
Granted	1,513,850	1.25
Cancelled	(446,732)	4.33
Outstanding as of June 30, 2015	8,791,732	$4.29

Exercisable as of June 30, 2015	6,241,907	$5.13

The aggregate intrinsic value of options outstanding at June 30, 2015 was $543, and $21 related to exercisable options. The weighted average grant date fair value of options granted in the six months ended June 30, 2015 and 2014 was $0.77 and $1.65 per share, respectively. No options were exercised in the six months ended June 30, 2015 or 2014.

Shares vested, expected to vest and exercisable at June 30, 2015 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2015	8,604,947	$4.29	5.4	$504
Exercisable at June 30, 2015	6,241,907	$5.13	4.0	$21

The total compensation cost not yet recognized as of June 30, 2015 related to non-vested option awards was $3.6 million, which will be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2015, 240,752 shares expired and 205,980 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2015 was 4.0 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through June 30, 2015, 82,564 shares have been forfeited, and 101,498 shares have vested. We recognized share-based compensation expense related to restricted stock of $42 and $61for the six months ended June 30, 2015 and 2014, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2015 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	105,665	$2.51
Vested	(36,101)	2.51
Cancelled	(10,929)	2.51
Unvested as of June 30, 2015	58,635	$2.51

The fair value of restricted stock vested in the six months ended June 30, 2015 and 2014 was $58 and $76, respectively.

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

Through June 30, 2015, no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2018 and allows for prospective or retrospective application. We are currently evaluating the potential adoption methods as well as the impact this ASU may have on our financial position and results of operations.

8. INCOME TAXES

As of December 31, 2014, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $331,909, $152,434 and $27,761, respectively, which expire at various dates through 2034, which can be used to offset future income tax liabilities. Federal capital loss carry forwards of approximately $571 can be used to offset future federal capital gain income and expire in 2015. Approximately $15,014 of our federal NOL and $863 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have a full valuation allowance against our net deferred tax assets.

At June 30, 2015 and December 31, 2014, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2014 and our state tax returns for the tax years 2010 through 2014 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

Our lead product candidate is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“c-MET” or “MET”) and its biological pathway. C-MET is a promising target for cancer therapy, based on its multiple roles in cancerous cell proliferation, tumor spread, new blood vessel formation and resistance to certain drug therapies. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), are implementing a worldwide clinical development program with tivantinib. Our strategy is to focus on the most promising indications within our clinical programs based upon continually generated and updated clinical and pre-clinical data. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”), and we are currently conducting two Phase 3 trials with our partners. We have also completed earlier-stage single agent and combination therapy trials and pre-clinical experiments with tivantinib and other anti-cancer agents that may provide data to support trials in additional indications.

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

The NCI has reported to us that the randomized, double blind, placebo-controlled CTEP Phase 2 clinical trial of tivantinib as a single agent in prostate cancer met its primary endpoint of PFS. Data from this trial were presented at the 2015 Genitourinary Cancers Symposium (ASCO GU). We and our partner, Daiichi Sankyo, intend to discuss with the NIH the potential for additional trials in this indication. In addition, in the uncontrolled single agent, signal generation CTEP studies in breast cancer, multiple myeloma and mesothelioma, the primary endpoint of response rate was not met. The Phase 2 trials in kidney cancer and head and neck cancer also did not meet their end points. As a result, we do not plan to prioritize development in these indications at this time.

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the AKT serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQ01-mediated programmed cancer cell necrosis. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and the scientific literature.

Under our agreement with the National Human Genome Research Institute of the NIH, a Phase 1 clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene, is expected to dose the first patient in the third quarter of 2015. A Phase 1b clinical trial for ARQ 092 is on-going in lymphoma, endometrial and other cancers harboring the AKT 1 mutation. Thus far in this enriched cohort of the trial, we have observed four patients with confirmed responses, two of which had the same AKT 1 mutation which occurs in Proteus syndrome. Clinical development of ARQ 087 has advanced into Phase 2 for intrahepatic cholangiocarcinoma (“iCCA”) following the observation of two confirmed partial responses in this patient population in the Phase 1 portion of the program. Additional testing is on-going in solid tumors as part of a Phase 1b clinical trial. ARQ 761 is currently in a Phase 1b clinical trial for solid tumors.

We regained worldwide rights for the development and commercialization of ARQ 092 and all other compounds included under our AKT collaboration with Daiichi Sankyo pursuant to their formal notice to terminate our license and commercialization agreement received on March 26, 2013. Following the termination, we became responsible for funding the remainder of the Phase 1 trial with ARQ 092 beyond the contractual termination period, as well as any future clinical development and commercialization of this compound. The license agreement had provided exclusive rights to Daiichi Sankyo for the development, manufacturing and marketing of ARQ 092 on a worldwide basis. Under this agreement, we received a $10 million upfront fee from Daiichi Sankyo in November 2011. Following the termination of this agreement, ARQ 092 became our proprietary asset, and Daiichi Sankyo has no further financial or other obligations or rights related to this program.

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

We have incurred a cumulative deficit of approximately $477 million from inception through June 30, 2015. We recorded a net loss for 2012, 2013 and 2014 and expect a net loss for 2015.

Our revenue consists primarily of development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably the timing and extent of our cancer-related research and development activities together with the length and outcome of our clinical trials.

In May 2015, we entered into a Collaborative Research and Development Agreement with Beryllium Discovery Corp. (“Beryllium”). Pursuant to the agreement, we will jointly focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1. We and Beryllium will each be responsible for our respective internal and outsourcing costs during pre-clinical development. Following lead optimization of any potential drug candidates, we and Beryllium will jointly decide whether to advance compounds into GLP/toxicology and clinical testing, initially on a shared cost basis, provided that we will have the right to advance compounds on our own should Beryllium vote against such advancement. The agreement also provides that we will be responsible for clinical development and commercialization of product candidates that are not out-licensed. Beryllium will have the right to participate financially throughout the program but will also have the option to opt out at certain times and receive a royalty. The agreement will terminate after the last payment obligation is satisfied, or prior to that upon 60-days’ notice by either party.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2015, totaled $96.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2015 by $56.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $229 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the six months ended June 30, 2015,  our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $240 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $144 thousand was recognized as research and development revenue. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2015, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2015	2014	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$48.0	$59.2	$(11.2)	(19)%
Marketable securities-long term	—	2.1	(2.1)	(100)%
Working capital	32.7	42.8	(10.1)	(24)%

	Six Months Ended
	June 30,	June 30,	Increase
	2015	2014	(decrease)
	(in millions)
Cash flow from:
Operating activities	$(13.0)	$(17.0)	$4.0
Investing activities	14.5	12.6	1.9
Financing activities	0.1	0.1	—

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2015 and 2014, our net use of cash was primarily driven by our net loss and the difference between cash receipts from our collaborators and payments for operating expenses which resulted in net cash outflows of $13.0 million and $17.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $14.5 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities for both the six months ended June 30, 2015 and 2014 of $0.1 million were from employee stock plan purchases.

Our cash equivalents and marketable securities typically include U.S. Treasury bill funds, money market funds and commercial paper. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

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

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2015, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2017.

Our contractual obligations were comprised of the following as of June 30, 2015 (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$2,519	$484	$1,486	$549	$—
Purchase obligations	3,672	3,672	—	—	—
Total	$6,191	$4,156	$1,486	$549	$—

Operating lease obligations are for our facilities under non-cancelable operating leases. In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of June 30, 2015 our portion of these costs was $56.7 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2015 and 2014:

Revenue

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$3.0	$2.9	$0.1	4%

For the six months ended June 30:
Research and development revenue	$5.8	$5.6	$0.2	4%

Research and development revenue in the three and six months ended June 30, 2015 and 2014 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The revenue increase in the three month and six month periods is due to higher revenue from our Daichii Sankyo tivantinib program.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2015, totaled $96.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2015 by $56.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo's and $229 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the six months ended June 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo's and $240 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue.

For the quarter ended June 30, 2014, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $144 thousand was recognized as research and development revenue. For the six months ended June 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

Research and development

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended June 30:
Research and development	$4.3	$6.2	$(1.9)	(31)%

For the six months ended June 30:
Research and development	$8.7	$13.0	$(4.3)	(33)%

Research and development expense in the quarter ended June 30, 2015 decreased by $1.9 million primarily due to lower labor related costs of $0.8 million related to the August 2014 restructuring, outsourced clinical and product development costs of $0.4 million, lab expenses of $0.3 million, and facility costs of $0.3 million.

Research and development expense in the six months ended June 30, 2015 decreased by $4.3 million primarily due to lower labor related costs of $1.7 million related to the August 2014 restructuring, outsourced clinical and product development costs of $1.1 million, lab expenses of $0.6 million, facility costs of $0.5 million and other costs of $0.3 million. At June 30, 2015 we had 21 employees dedicated to our research and development program compared to 41 at June 30, 2014.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2015	Program-to-date
c-Met program—tivantinib	Phase 3	$0.5	$84.3

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2015 by $56.7 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2015	2014	$	%
	(in millions)

For the three months ended June 30:
General and administrative	$2.8	$3.1	$(0.3)	(10)%

For the six months ended June 30:
General and administrative	$6.0	$6.3	$(0.3)	(6)%

General and administrative expense decreased in the three months ended June 30, 2015 principally due to lower non-cash stock compensation costs.

General and administrative expense decreased in the six months ended June 30, 2015 principally due to lower non-cash stock compensation costs. General and administrative headcount was 15 at June 30, 2015, compared to 20 at June 30, 2014.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2015	2014	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$28	$76	$(48)	(63)%
Interest expense	—	(10)	(10)	(100)%
Other income	54	1	53	—

For the six months ended June 30:
Interest income	$64	$171	$(107)	(63)%
Interest expense	—	(17)	(17)	(100)%
Other income	282	77	205	266%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and six month periods ended June 30, 2015 primarily due to a decrease in our portfolio balance. We had no interest expense in the three and six month periods ended June 30, 2015 because our notes payable were repaid in full in 2014. Other income in the three and six month periods ended June 30, 2015 includes gains of $54 thousand and $282 thousand, respectively, from the sale of property and equipment. Other income in the three and six month periods ended June 30, 2014 includes gains of $1 thousand and $77 thousand, respectively, from the increase in fair value of our auction rate securities, respectively.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2018 and allows for prospective or retrospective application. We are currently evaluating the potential adoption methods as well as the impact this ASU may have on our financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1+	Collaborative Research, Development and License Agreement, dated May 4, 2015, by and between ArQule, Inc. and Beryllium. Discovery Corp. filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 5, 2015	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer (Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

