Form 10-Q
period 2015-09-30
ARQULE INC
filed 2015-11-04
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 22, 2015:

Common Stock, par value $.01	62,891,548 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2015

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$13,130	$12,525
Marketable securities-short term	30,629	46,683
Prepaid expenses and other current assets	193	1,893
Total current assets	43,952	61,101
Marketable securities-long term	—	2,058
Property and equipment, net	298	133
Other assets	251	102
Total assets	$44,501	$63,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,691	$6,947
Current portion of deferred revenue	7,373	11,098
Deferred gain on sale leaseback	—	232
Total current liabilities	13,064	18,277

Deferred revenue, net of current portion	—	4,572
Total liabilities	13,064	22,849
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,891,548 and 62,821,781 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	629	628
Additional paid-in capital	510,072	508,270
Accumulated other comprehensive income (loss)	1	(10)
Accumulated deficit	(479,265)	(468,343)
Total stockholders’ equity	31,437	40,545
Total liabilities and stockholders’ equity	$44,501	$63,394

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2015	2014	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$2,653	$2,662	$8,442	$8,239

Costs and expenses:
Research and development	3,180	5,014	11,920	17,981
General and administrative	1,839	2,997	7,802	9,318
Restructuring and other costs	—	1,099	—	1,099
Total costs and expenses	5,019	9,110	19,722	28,398

Loss from operations	(2,366)	(6,448)	(11,280)	(20,159)

Interest income	17	62	81	233
Interest expense	—	(11)	—	(28)
Other income (expense)	(5)	(2)	277	75

Net loss	(2,354)	(6,399)	(10,922)	(19,879)

Unrealized gain (loss) on marketable securities	8	(21)	11	(42)
Comprehensive loss	$(2,346)	$(6,420)	$(10,911)	$(19,921)

Basic and diluted net loss per share:
Net loss per share	$(0.04)	$(0.10)	$(0.17)	$(0.32)

Weighted average basic and diluted common shares outstanding	62,827	62,652	62,753	62,621

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(10,922)	$(19,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	532
Amortization of premium on marketable securities	406	893
Amortization of deferred gain on sale leaseback	(232)	(416)
Non-cash stock compensation	1,741	2,643
Gain on auction rate securities	—	(75)
Impairment of property and equipment	—	280
Gain on sale of property and equipment	(277)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,551	558
Accounts payable and accrued expenses	(1,256)	(1,275)
Deferred revenue	(8,297)	(8,228)
Net cash used in operating activities	(17,157)	(24,967)
Cash flows from investing activities:
Purchases of marketable securities	(24,203)	(27,504)
Proceeds from sale or maturity of marketable securities	41,920	52,934
Additions to property and equipment	(315)	—
Proceeds from sale of property and equipment	298	—
Net cash provided by investing activities	17,700	25,430
Cash flows from financing activities:
Proceeds from employee stock plan purchases	62	57
Net cash provided by financing activities	62	57
Net increase in cash and cash equivalents	605	520
Cash and cash equivalents, beginning of period	12,525	15,579
Cash and cash equivalents, end of period	$13,130	$16,099

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine month periods ended September 30, 2015 and 2014, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $17.2 million and $25.0 million, respectively.

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

The unaudited condensed financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of our financial position as of September 30, 2015, and the results of our operations and cash flows for the nine months ended September 30, 2015 and September 30, 2014. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of Phase 3 costs. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. We retain the option to participate in the commercialization of tivantinib in the U.S. We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo.

In each quarter the tivantinib collaboration costs we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeds the amount of milestones and royalties received, that excess is netted against future milestones and royalties if and when earned and is not reported as contra-revenue.

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2015 totaled $99 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2015 by $59 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2015 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $130 was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $119 was recognized as tivantinib Daiichi Sankyo net research and development revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $102 was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. For the three months and nine months ended September 30, 2015, $1.2 million and $4.2 million, respectively, were recognized as net revenue. For the three months and nine months ended September 30, 2014, $1.2 million and $4.0 million, respectively, were recognized as net revenue. At September 30, 2015, $4.1 million remains in deferred revenue.

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

In addition to the upfront and possible development milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of September 30, 2015, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For both the three and nine months ended September 30, 2015 and 2014, $1.4 million and $4.3 million, respectively were recognized as revenue. At September 30, 2015, $3.3 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2015 and December 31, 2014:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$30,628	$6	$(5)	$30,629
Corporate debt securities-long term	—	—	—	—
Total available-for-sale marketable securities	$30,628	$6	$(5)	$30,629

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,690	$16	$(23)	$46,683
Corporate debt securities-long term	2,061	—	(3)	2,058
Total available-for-sale marketable securities	$48,751	$16	$(26)	$48,741

The fair value of our available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months was $1,126 at September 30, 2015. The unrealized loss on these marketable securities was under $1 at September 30, 2015. None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at December 31, 2014.

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

	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,935	$11,935	$—	$—
Corporate debt securities-short term	30,629	—	30,629	—
Corporate debt securities-long term	—	—	—	—
Total	$42,564	$11,935	$30,629	$—

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,740	$10,740	$—	$—
Corporate debt securities-short term	46,683	—	46,683	—
Corporate debt securities-long term	2,058	—	2,058	—
Total	$59,481	$10,740	$48,741	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$346	$259
Accrued payroll	1,537	2,130
Accrued outsourced pre-clinical and clinical fees	3,173	3,753
Accrued professional fees	355	157
Other accrued expenses	280	648
	$5,691	$6,947

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options, were 8,342,725 and 7,999,284 for the three and nine months ended September 30, 2015 and 2014, respectively.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the nine months ended September 30, 2015 and 2014.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$142	$186	$538	$854
General and administrative	359	494	1,203	1,706
Restructuring	—	83	—	83
Total stock-based compensation expense	$501	$763	$1,741	$2,643

In the three and nine months ended September 30, 2015 and 2014, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2015 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	7,724,614	$4.89
Granted	1,513,850	1.25
Cancelled	(895,739)	4.79
Outstanding as of September 30, 2015	8,342,725	$4.24

Exercisable as of September 30, 2015	5,793,400	$5.12

The aggregate intrinsic value of options outstanding at September 30, 2015 was $908, and $51 related to exercisable options. The weighted average grant date fair value of options granted in the nine months ended September 30, 2015 and 2014 was $0.77 and $1.65 per share, respectively. No options were exercised in the nine months ended September 30, 2015 or 2014.

Shares vested, expected to vest and exercisable at September 30, 2015 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2015	8,156,021	$4.24	5.44	$843
Exercisable at September 30, 2015	5,793,400	$5.12	4.04	$51

The total compensation cost not yet recognized as of September 30, 2015 related to non-vested option awards was $3.1 million, which will be recognized over a weighted-average period of 2.5 years. During the nine months ended September 30, 2015, 689,759 shares expired and 205,980 shares were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2015 was 4.0 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through September 30, 2015, 82,564 shares have been forfeited, and 101,498 shares have vested. We recognized share-based compensation expense related to restricted stock of $59 and $77 for the nine months ended September 30, 2015 and 2014, respectively.

Restricted stock activity under the Plan for the nine months ended September 30, 2015 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	105,665	$2.51
Vested	(36,101)	2.51
Cancelled	(10,929)	2.51
Unvested as of September 30, 2015	58,635	$2.51

The fair value of restricted stock vested in the nine months ended September 30, 2015 and 2014 was $68 and $55 respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vested annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets.

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

Through September 30, 2015, no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

At September 30, 2015 and December 31, 2014, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2011 through 2014 and our state tax returns for the tax years 2010 through 2014 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

9. RESTRUCTURING AND OTHER COSTS

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of 2014. Most of this reduction came from our Discovery Group, which had been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 and benefits continuation costs of $74. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of $417 was paid by March 31, 2015. In addition, in the three months ended September 30, 2014, we incurred non-cash charges of $83 related to the modification of employee stock options, and $280 for impairment of property and equipment impacted by the restructuring.

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

Under our agreement with the National Human Genome Research Institute of the NIH, a Phase 1 clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene, is expected to dose the first patient in the fourth quarter of 2015. A Phase 1b clinical trial for ARQ 092 is on-going in lymphoma, endometrial and other cancers harboring the AKT 1 mutation. Thus far in this enriched cohort of the trial, we have observed four patients with confirmed responses, two of which had the same AKT 1 mutation which occurs in Proteus syndrome. Clinical development of ARQ 087 has advanced into Phase 2 for intrahepatic cholangiocarcinoma (“iCCA”) following the observation of two confirmed partial responses in this patient population in the Phase 1 portion of the program. Additional testing is on-going in solid tumors as part of a Phase 1b clinical trial. ARQ 761 is currently in a Phase 1b clinical trial for solid tumors.

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

We have incurred a cumulative deficit of approximately $479 million from inception through September 30, 2015. We recorded a net loss for 2012, 2013 and 2014 and expect a net loss for 2015.

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

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. In each quarter the tivantinib collaboration costs we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo’s, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeds the amount of milestones and royalties received, that excess is netted against future milestones and royalties if and when earned and is not reported as contra-revenue.

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2015 totaled $99.0 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2015 by $59.0 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2015 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $130 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $119 thousand was recognized as tivantinib Daiichi Sankyo net research and development revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $102 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. A $3 million portion of an upfront licensing fee was received by the Company under this agreement in the first quarter of 2007, and an additional $27 million in upfront licensing fees was received on May 7, 2007. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including the $30 million cash upfront licensing payments. In February 2008, we received a $3 million milestone payment from Kyowa Hakko Kirin, and in September 2010, we received a $5 million milestone payment. Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan. In addition to the upfront and possible development milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales.

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of September 30, 2015, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2015	2014	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$43.8	$59.2	$(15.4)	(26)%
Marketable securities-long term	—	2.1	(2.1)	(100)%
Working capital	31.0	42.8	(11.8)	(28)%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(17.2)	$(25.0)	$7.8
Investing activities	17.7	25.4	(7.7)
Financing activities	0.1	0.1	—

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2015 and 2014, our net use of cash was primarily driven by our net loss and the difference between cash receipts from our collaborators and payments for operating expenses which resulted in net cash outflows of $17.2 million and $25.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $17.7 million for the nine months ended September 30, 2015, was comprised of net sales of marketable securities of $17.7 million, proceeds from sale of equipment of $0.3 million offset by additions to property and equipment of $0.3 million. Our net cash provided by investing activities of $25.4 million for the nine months ended September 30, 2014, was comprised of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities for both the nine months ended September 30, 2015 and 2014 of $ 0.1 million were from employee stock plan purchases.

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

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 thousand and benefits continuation costs of $74 thousand. In addition, in the year ended December 31, 2014, we incurred non-cash charges of $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of $417 was paid by March 31, 2015. The restructuring actions for which charges were incurred in the year ended December 31, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2015, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2017.

Our contractual obligations were comprised of the following as of September 30, 2015 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,426	$524	$1,479	$423	$—
Purchase obligations	3,173	3,173	—	—	—
Total	$5,599	$3,697	$1,479	$423	$—

Operating lease obligations are for our facilities under non-cancelable operating leases. In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of September 30, 2015 our portion of these costs was $59.0 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2015 and 2014:

Revenue

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$2.7	$2.7	$—	—

For the nine months ended September 30:
Research and development revenue	$8.4	$8.2	$0.2	2%

Research and development revenue in the three and nine months ended September 30, 2015 and 2014 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The revenue increase in the nine month period is due to higher revenue from our Daichii Sankyo tivantinib program.

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. In each quarter the tivantinib collaboration costs that we incur are compared with those of Daiichi Sankyo. If our costs for the quarter exceed Daiichi Sankyo, we recognize revenue on the amounts due to us under the contingency adjusted performance model. Revenue is calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter are less than those of Daiichi Sankyo, we report the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeds the amount of milestones and royalties received, that excess is netted against future milestones and royalties if and when earned and is not reported as contra-revenue.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2015 totaled $99 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2015 by $59 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended September 30, 2015 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $130 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo and $119 thousand was recognized as tivantinib Daiichi Sankyo net research and development revenue.

For the quarter ended September 30, 2014 our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo and $102 thousand was recognized as contra-revenue and netted against our tivantinib Daiichi Sankyo research and development revenue. For the nine months ended September 30, 2014, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

Research and development

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended September 30:
Research and development	$3.2	$5.0	$(1.8)	(37)%

For the nine months ended September 30:
Research and development	$11.9	$18.0	$(6.1)	(34)%

Research and development expense in the quarter ended September 30, 2015 decreased by $1.8 million primarily due to lower labor related costs of $0.5 million from reduced headcount, outsourced clinical and product development costs of $0.6 million, facility costs of $0.6 million and lab expenses of $0.1 million.

Research and development expense in the nine months ended September 30, 2015 decreased by $6.1 million primarily due to lower labor related costs of $2.2 million from reduced headcount, outsourced clinical and product development costs of $1.7 million, facility costs of $1.4 million and lab expenses of $0.7 million. At September 30, 2015 we had 21 employees dedicated to our research and development program compared to 27 at September 30, 2014.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2015	Program-to-date
c-Met program—tivantinib	Phase 3	$0.7	$84.5

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2015 by $59.0 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2015	2014	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$1.8	$3.0	$(1.2)	(39)%

For the nine months ended September 30:
General and administrative	$7.8	$9.3	$(1.5)	(16)%

General and administrative expense decreased by $1.2 million in the three months ended September 30, 2015, principally due to lower facility costs of $0.9 million, labor related costs from reduced headcount of $0.2 million, and professional fees of $0.1 million.

General and administrative expense decreased by $1.5 million in the nine months ended September 30, 2015, principally due to lower facility costs of $0.7 million, labor related costs from reduced headcount of $0.6 million, and professional fees of $0.2 million. General and administrative headcount was 15 at September 30, 2015, compared to 19 at September 30, 2014.

Restructuring and other costs

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of 2014. Most of this reduction came from our Discovery Group, which had been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of $662 thousand and benefits continuation costs of $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of $417 thousand was paid by March 31, 2015. In addition, in the three months ended September 30, 2014, we incurred non-cash charges of $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring.

The restructuring actions for which charges were incurred in the quarter ended September 30, 2014 are expected to result in annual cost savings of approximately $2.5 to $3.0 million commencing in 2015.

There were no restructuring expenses incurred in the three or nine month periods ended September 30, 2015.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2015	2014	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$17	$62	$(45)	(73)%
Interest expense	—	(11)	(11)	(100)%
Other income (expense)	(5)	(2)	3	150%

For the nine months ended September 30:
Interest income	$81	$233	$(152)	(65)%
Interest expense	—	(28)	(28)	(100)%
Other income (expense)	277	75	202	269%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and nine month periods ended September 30, 2015 primarily due to a decrease in our portfolio balance. We had no interest expense in the three and nine month periods ended September 30, 2015 because our notes payable were repaid in full in 2014. Other income (expense) in the three and nine month periods ended September 30, 2015 includes a loss of $5 thousand and a gain of $277 thousand, respectively, from the sale of property and equipment. Other income (expense) in the three and nine-month periods ended September 30, 2014 includes a loss of $2 thousand and a gain of $75 thousand, respectively from the change in fair value of our auction rate securities.

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

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: November 4, 2015	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

