Form 10-K
period 2015-12-31
ARQULE INC
filed 2016-02-29
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 COMMISSION FILE NUMBER: 000-21429
ARQULE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	04-3221586 (I.R.S. EMPLOYER IDENTIFICATION NO.)
ONE WALL STREET, BURLINGTON, MASSACHUSETTS 01803
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was: $100,514,960.
There were 62,929,706 shares of the registrant’s common stock outstanding as of February 17, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2016 which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of the Form 10-K.

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

ARQULE, INC.

PART I
ITEM 1.   BUSINESS
BUSINESS OVERVIEW
We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted patient populations making ArQule a leader among companies our size in precision medicine.
ArQule has a long history of kinase drug discovery and development, having discovered and introduced eight kinase inhibitors into human clinical trials with a ninth about to enter the clinic. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward either directly or with collaborators and to interrogate our library against new targets beyond kinases.
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
We completed patient accrual in the METIV-HCC trial in December 2015 and have randomized over 300 patients at more than 100 clinical sites worldwide. We anticipate that a planned interim assessment for the trial, which is triggered when 60 percent of events occur, will take place by early in the second quarter of 2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC previously treated with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study.
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. To date we have received $100 million in upfront and milestone payments from Daiichi Sankyo, $15 million of which was related to the first patient enrolled in the METIV-HCC trial. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. To date, we have received $48 million in upfront and milestone payments from Kyowa Hakko Kirin.
We have collaborated with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials included Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the AKT serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQO1-mediated programmed cancer cell necrosis. We expect to add to our proprietary pipeline with the initiation of a Phase 1 clinical trial in oncology with our next generation AKT inhibitor, ARQ 751, in the first half of 2016. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and scientific literature.
Under our agreement with the National Human Genome Research Institute of the NIH, a Phase 1 clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene, began enrolling patients in November 2015. A Phase 1b clinical trial for ARQ 092 has completed enrollment in lymphoma and endometrial cancers and continues to enroll in cancers harboring AKT 1 and PI3K mutations. Clinical development of ARQ 087 has advanced into Phase 2 for intrahepatic cholangiocarcinoma (“iCCA”) following the observation of two confirmed partial responses in this patient population in the Phase 1 portion of the trial. Additional testing is on-going in solid tumors as part of a Phase 1b expansion cohort of this trial. ARQ 761 is currently in a Phase 1b clinical trial for solid tumors and Phase 1b/2 for pancreatic cancer.

PRODUCT DEVELOPMENT PROGRAMS
The chart below displays our lead product development programs and their stages of development.

Pre-Clinical	Phase 1a/1b	Phase 2	Phase 3	Collaborator	Regulatory Designation
Tivantinib *C-MET*	METIV-HCC Trial (West) – *Fully Accrued*				Daiichi-Sankyo	SPA Orphan Drug Designation
	JET-HCC Trial (Japan)				KYOWA KIRIN	
ARQ 087 *FGFR*	Intrahepatic Cholangiocarcinoma (iCCA)					Orphan Drug Designation
	Solid Tumors					
ARQ 092 *AKT*	Solid Tumors/lymphoma/ endometrial cancer				NIH National Institutes of Health Turning Discovery Into Health	Orphan Drug Designation
	Proteus syndrome					
	Other Rare Diseases					
ARQ 751 *AKT*	Cancer/ Rare Diseases					
ARQ 761 *NQ01*	Solid Tumors/Pancreatic Cancer				UTSouthwestern Medical Center

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
The most advanced indication under investigation is HCC. Earlier-stage single agent and combination therapy trials with tivantinib and other anti-cancer agents previously conducted by us and our industry partners and academic and government collaborators may provide data to support advanced-stage trials in additional indications.
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
We completed patient accrual in the METIV-HCC trial in December 2015 and have randomized over 300 patients at more than 100 clinical sites worldwide. We anticipate that a planned interim assessment for the trial, which is triggered when 60 percent of events occur, will take place by early in the second quarter of 2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the FDA. An SPA is an agreement establishing the design, endpoints and statistical analysis of a clinical trial intended to provide the necessary data, depending on the outcome of the trial, which could support the filing of a New Drug Application (“NDA”). Because the METIV-HCC trial enrolled patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, the SPA also includes an immunohistochemistry (“IHC”)-based diagnostic test from a third-party provider in collaboration with Daiichi Sankyo and us. This test is being used to identify the MET status of patients in the trial and is being developed as a companion diagnostic test (“CDx”) for use with tivantinib commercially should the drug be approved. Our collaborator for this companion diagnostic test and our collaborator for a second test will each need to submit a Premarket Approval (“PMA”) application to FDA that establishes the predictive value of the respective CDx in connection with the registration and commercialization of tivantinib in the U.S., and additional regulatory applications will need to be made in other geographic areas.
The METIV-HCC trial builds upon the results of a randomized, double-blind, placebo controlled, Phase 2 trial in HCC initially announced in January 2012 demonstrating that treatment with tivantinib as single agent therapy produced a statistically significant 56 percent improvement in the primary endpoint of Time To Progression, or TTP, in the ITT population of previously treated patients. The 107 patients in this trial had unresectable HCC and had experienced disease progression after first-line therapy or were unable to tolerate such therapy. TTP was defined as the time from patient randomization until objective tumor progression using RECIST (Response Evaluation Criteria in Solid Tumors) 1.1 criteria evaluated by central radiological review.
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
In January 2016, preliminary analyses of baseline data from the METIV-HCC trial and biomarker data collected from the Phase 2 trial were presented at the ASCO GI meeting. Analyses of plasma biomarkers from the Phase 2 study support the prognostic and predictive role of MET status in this previously reported trial. The presentation also noted that biopsies were more likely to be categorized as MET-high when taken after sorafenib therapy than before therapy. Preliminary data presented on the METIV-HCC trial was consistent with the Phase 2 findings. Approximately half of the more than 1,000 samples tested were MET-high. A higher MET-high rate (73%) was observed in those samples from patients analyzed following first-line treatment with sorafenib while a lower MET-high rate (39%) was observed in those samples analyzed prior to sorafenib treatment. An additional analysis found that 70% (50 out of 71) of patients who tested MET-low before sorafenib treatment became MET-high after receiving sorafenib.
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin, our partner for the development of tivantinib in Asian territories, announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC treated with one prior therapy with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study. Kyowa Hakko Kirin is also using an IHC-based test for the JET-HCC trial to enable the identification of the MET status of patients to be enrolled in this trial. Because the JET-HCC trial is enrolling only patients who are MET-diagnostic high, Kyowa Hakko Kirin and its collaborators who are developing a CDx for the Japanese market will need to apply for regulatory approval of the CDx with the Pharmaceuticals and Medical Devices Agency (“PMDA”) and potentially other regulatory authorities in the Asian territory in connection with the approval of tivantinib there.
Non-small cell lung cancer
MARQUEE Phase 3 Trial
On September 30, 2013 at the European Cancer Congress, we and our partner Daiichi Sankyo, presented final data from MARQUEE, a randomized, double-blind, controlled pivotal Phase 3 trial to evaluate tivantinib in combination with erlotinib, an approved anti-cancer agent, in previously treated patients with locally advanced or metastatic, non-squamous non-small cell lung cancer (“NSCLC”). In the ITT population of 1,048 patients, median OS in the treatment arm of tivantinib plus erlotinib was 8.5 months versus 7.8 months in the erlotinib only control arm (hazard ratio = 0.98, p = 0.81), while median PFS was 3.6 months in the treatment arm versus 1.9 months in the control arm (hazard ratio = 0.74, p = 0.001). Overall response rate (“ORR”) was 10.3 percent in the treatment arm compared to 6.5 percent in the control arm.
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
In November 2015 additional data from an exploratory sub-analysis of the MARQUEE trial with tivantinib in NSCLC in patients with advanced disease and epidermal growth factor receptor (“EGFR”) mutations were presented. The data showed tivantinib, when added to erlotinib, increased progression-free survival to 13 months compared to 7.5 months in the erlotinib plus placebo arm. The sub-analysis included 109 patients of which 56 were in the combination tivantinib plus erlotinib arm of the trial (hazard ratio = 0.49, p = 0.0016).
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

ATTENTION Phase 3 Trial
ATTENTION was a Phase 3 randomized, double-blind, controlled pivotal trial conducted in non-squamous NSCLC patients with wild-type EGFR in Asia by Kyowa Hakko Kirin. Recruitment of new patients in ATTENTION was permanently suspended in October 2012 based on a recommendation by the trial’s Safety Review Committee following an observed imbalance in interstitial lung disease (“ILD”) cases as a drug-related adverse event. Patients already recruited were allowed to continue in the trial after being re-consented. The safety profile observed in ATTENTION was in line with what was previously observed in other NSCLC trials with tivantinib, with the exception of ILD, which is a known adverse event observed in Japanese patients treated with EGFR inhibitors such as erlotinib. In the ITT population, OS favored the treatment arm of tivantinib plus erlotinib compared to the erlotinib only control arm, but it was not statistically significant. PFS and overall response rate (“ORR”) results also showed a trend toward improvement favoring the treatment arm.
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
In July 2015, data was presented at the European Society for Medical Oncology World Congress on Gastrointestinal Cancer (“ESMO GI”) from an ongoing investigator-initiated Phase 2 clinical trial with tivantinib in combination with cetuximab in patients with MET-High, KRAS wild-type metastatic colorectal cancer (“CRC”) NCT01892527 who recently progressed on anti-EGFR antibodies. The primary endpoint of the trial is ORR in the biomarker defined population. Secondary study endpoints are progression-free survival (“PFS”), overall survival (“OS”) and safety. The ESMO World GI presentation included data from 21 patients enrolled in Stage 1 of this trial. One patient, still on therapy, experienced a complete response (“CR”) and 2 patients experienced durable confirmed partial responses (“PRs”). Stable disease was observed in 8 patients, including 2 short duration PRs, for an overall Disease Control Rate (CR + PR + SD) of 52.4%.
National Institutes of Health Program
The National Cancer Institute (“NCI”), through its Cancer Therapy Evaluation Program (“CTEP”), selected tivantinib for study under a Cooperative Research and Development Agreement (“CRADA”). The

CRADA provided financial support for a number of independent investigator-sponsored clinical trials that examined the safety and spectrum of tivantinib’s anti-tumor activity, including new potential indications based on the profile of tivantinib and the role of MET in different diseases. Additionally, it provided support for pre-clinical studies designed to expand the basic understanding and development of tivantinib, including exploration of its potential activity beyond MET inhibition.
Tivantinib was studied as a single agent and in combination with other anti-cancer therapies in a number of CTEP-sponsored trials. On November 10, 2014, we announced positive top-line results from a randomized, double-blind, placebo-controlled Phase 2 CRADA clinical trial of tivantinib as a single agent in metastatic prostate cancer. In this trial, 78 patients were randomized 2 to 1 to receive either tivantinib as a single agent or placebo. Patients were men with asymptomatic or minimally symptomatic metastatic, castration-resistant, chemotherapy-naïve prostate cancer. The study was designed to detect an improvement in the median PFS from 3 months to 6 months with tivantinib treatment. During a pre-planned analysis, it was found that the trial met its primary endpoint of improving median progression-free survival (PFS) with tivantinib alone as compared to placebo. The results were highly statistically significant, and safety data were consistent with those observed in other trials of tivantinib. The proposed sample of 78 patients (26 in the placebo arm, 52 in the tivantinib arm) provides 90 percent power to detect an improvement from 3 months median PFS with placebo to a median PFS of at least 6 months with tivantinib. This design is based on the assumption of having 58 cumulative events (progressions or deaths). These results were presented at ASCO GU in 2015, and a manuscript will be published in the future.
Other CTEP-sponsored trials with tivantinib included a Phase 2 single agent trial in malignant mesothelioma and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib) and in head and neck cancer (with or without cetuximab, randomized) and Phase 1 trials with tivantinib as a single agent in pediatric tumors and as part of combination therapies with bevacizumab, pazopanib, topotecan and temsirolimus. None of these trials met their primary endpoints.
Earlier Clinical Stage Product Development Programs
Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted, biomarker-defined patient populations, making ArQule a potential early leader in precision medicine. This pipeline includes four wholly owned compounds:
•
ARQ 092, designed to inhibit the AKT serine/threonine kinase inhibitor;

•
ARQ 751, a next-generation inhibitor of AKT;

•
ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; and

•
ARQ 761, a Beta lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell necrosis.

Phase 1a dose escalation trials were completed with ARQ 092, ARQ 087 and ARQ 761 in 2014. Data from these trials were presented at the 26th EORTC-NCI-AACR Symposium held in November 2014. Clinical development of these products has now advanced into Phase 1b/2 testing. Specific tumor types and biomarkers have been identified to guide this new phase of clinical testing based on analyses of anti-cancer activity observed in Phase 1a, preclinical findings and scientific literature.
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
AKT Program: Cancer
The AKT signaling pathway is abnormally regulated in a wide range of tumor types and affects a variety of cellular functions, including survival, proliferation and protein synthesis. The AKT pathway has emerged as a target of potential therapeutic relevance and has been linked to a variety of cancers as well as to select non-oncology indications.

We are developing two compounds in this program: ARQ 092, in Phase 1b clinical testing, and ARQ 751, a next-generation compound that received Investigational New Drug (“IND”) approval in late 2015. Both of these orally available agents have demonstrated potent inhibition of tumor growth and downstream AKT signaling in vivo in tumors. Preliminary signs of single agent activity in subjects with advanced tumors, as well as reductions in the expression levels of relevant biomarkers, have been observed with ARQ 092 in Phase 1b. The Phase 1b expansion cohort with ARQ 092 includes patients with endometrial cancer, lymphoma and other tumor types harboring either AKT or PI3K mutations. The endometrial cancer and lymphomas cohorts are fully enrolled while the cohort enriched with AKT or PI3K mutations is enrolling. Thus far in this enriched cohort of the trial, we have observed five patients with confirmed responses, four of whom have the same AKT 1 mutation which occurs in Proteus syndrome described below. AKT 751 is scheduled to enter the clinic in the first half of 2016 in cancers harboring the AKT1 and PI3K mutations.
AKT Program: Non-Oncology, Rare Diseases
We are collaborating with the National Human Genome Research Institute (“NHGRI”) of the NIH on a clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene. This collaboration provides the opportunity to evaluate ARQ 092 in a rare genetic disorder with no approved therapy. Results from pre-clinical research presented by the NIH team at the 2014 meeting of the American Society of Human Genetics demonstrate that treatment with ARQ 092 caused a rapid shutdown of AKT signaling and a reduction in the viability of Proteus syndrome cells taken from patients compared to untreated diseased cells. These results were further substantiated by a paper published by the NIH in Nature Scientific Reports in December 2015. These findings represented pre-clinical proof-of-concept for the advancement of ARQ 092 into clinical testing in this indication. The NHGRI of the NIH opened enrollment for the first-ever clinical trial for Proteus syndrome with ARQ 092 in November 2015. The first cohort, consisting of three patients, completed dosing in January 2016. Other non-oncology indications in which AKT plays a potentially significant role include PROS (PI3K Overgrowth Syndromes) and Cowden syndrome, both of which are characterized by non-cancerous overgrowths of tissue. We plan to examine pre-clinically the potential therapeutic impact of ARQ 092 in these indications.
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
We are currently conducting a Phase1/2 trial with ARQ 087. Signals of single agent activity with this compound were observed in Phase 1a and Phase 1b settings in patients with FGFR2 fusions and amplified FGFR1. Additionally, increased FGFR levels were identified as a potential surrogate marker in the Phase 1a trial. In our studies with ARQ 087 to date, FGFR2 dysregulation correlates with efficacy. The translation of results from FGFR2 preclinical models into clinical efficacy in patients with FGFR2 fusion driven cholangiocarcinoma is encouraging and shaped the ongoing Phase 2 portion of the clinical trial.
The Phase 2 portion of the Phase 1 study includes patients with intrahepatic cholangiocarcinoma (“iCCA”) with FGFR translocations, amplification and mutations. iCCA (bile duct cancer) is a rare and difficult to treat cancer that occurs in the small, tube-like bile ducts within the liver that carry bile to the gallbladder. Current treatment is based on the patient’s stage of the cancer when diagnosed and include resection, chemoradiation and systemic chemotherapy. The Phase 2 portion of the trial is currently enrolling in the United States and Italy, and its end point is overall response rate.
NQO1 Program: Cancer
We are collaborating with the University of Texas Southwestern Medical Center on the clinical development of ARQ 761, an intravenously administered analogue of Beta-lapachone, a naturally occurring substance. ARQ 761 is a pro-drug of ARQ 501, which has demonstrated in vitro activity against a wide range of solid tumors. Phase 1a testing with ARQ 761 identified anti-cancer activity as measured by tumor responses that occurred exclusively in a portion of the patient population with high levels of NQO1, the mechanistic target of the compound. Consequently, Phase 1b expansion cohorts for ARQ 761 will focus on patients whose tumors have high levels of NQO1. In 2015, a Phase 1b/2 trial was initiated with ARQ 761 in pancreatic cancer.
CORPORATE PARTNERSHIPS
Daiichi Sankyo Co., Ltd.
Tivantinib Agreement
On December 18, 2008, we entered into a license, co-development and co-commercialization agreement (the “Agreement”) with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On a combined basis, our agreements with Daiichi Sankyo and Kyowa Hakko Kirin (see Kyowa Hakko Kirin Co., Ltd. below), include total upfront payments of  $90 million and provide for total upfront and potential milestone payments in excess of  $750 million, partially offset by our share of Daiichi Sankyo Phase 3 tivantinib costs.
The Agreement provides for a $60 million cash upfront payment from Daiichi Sankyo to us, which we received in December 2008. In addition, it includes an additional $560 million in potential development and sales milestone payments. The dosing of the first patient in a Phase 3 clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. We and Daiichi Sankyo will co-develop and share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments from Daiichi Sankyo. Future milestone and royalty payments, if any, will be offset by our share of the Phase 3 costs incurred by Daiichi Sankyo. As of December 31, 2015 our portion of these costs was $61.4 million. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. We did not receive any net cash proceeds from this milestone as it was netted against our cumulative share of Phase 3 collaboration costs in excess of milestones received.
On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the Agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the Agreement which is expected to occur in the late first quarter or early second quarter of 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the Agreement provides that the Company will receive a total of  $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company which the Company expects to total approximately $75 million to $85 million at the time of approval in the US or EU. The Agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.
The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days’ notice if prior to Phase 3 clinical trials or 180 days’ notice if on or after the beginning of Phase 3 clinical trials by Daiichi Sankyo, the agreement shall continue until the later of  (i) such time as Daiichi Sankyo is no longer developing at least one licensed product or (ii) if Daiichi Sankyo has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.
We believe this alliance with Daiichi Sankyo will help realize the therapeutic potential of tivantinib and define its utility as monotherapy and as part of combination therapy in multiple cancer indications. It also may allow us to establish a founding commercial presence in the U.S. that will complement Daiichi Sankyo’s primary commercialization effort for tivantinib.
Kyowa Hakko Kirin Co., Ltd
On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007. In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. To date, we have received $48 million in upfront and milestones payments. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2015, the Company has not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
The duration and termination of the agreement is tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days’ notice by Kyowa Hakko Kirin, the agreement terminates on the date that the last royalty term expires in all countries in the territory. The royalty term ends as of the later of (i) the expiration of the last pending patent application or expiration of the patent in the country covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial launch in such country of such license product.
Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for clinical development costs and commercialization of the compound in the Asian territory, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.
Beryllium Development Corp.
In May 2015, we entered into a collaborative research and development agreement with Beryllium Discovery Corp (“Beryllium”). Pursuant to the agreement between the parties, we will jointly focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1. We and Beryllium will each be responsible for our respective internal and outsourcing costs during pre-clinical development. Following lead optimization of any potential candidates, we and Beryllium will jointly decide whether to advance compounds into GLP/toxicology and clinical testing, initially on a shared cost basis, provided that we will have the right to advance compounds on our own should Beryllium vote against such advancement. The agreement also provides that we will be responsible for clinical development and commercialization of product candidates that are not out-licensed. Beryllium will have the right to participate financially throughout the program but will also have the option to opt out at certain times and receive a royalty. The agreement will terminate after the last payment obligation is satisfied, or prior to that upon 60-days’ notice by either party.
BUSINESS STRATEGY
Our strategy is to build a fully integrated, commercial-stage biotechnology company that discovers, develops, and commercializes safe, innovative, and effective small molecule drugs in the fields of oncology and rare diseases. Specifically, we intend to accomplish this through the following activities:
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

•
focus on precision medicine approaches with our proprietary pipeline and tivantinib to define patient populations with the highest likelihood of benefitting from our therapies based on our insights into functional biomarkers;

•
expansion into rare disease indications to target areas of high unmet need while creating the opportunity for accelerated development;

•
portfolio prioritization based on the completion of ongoing Phase 1b and Phase 2 trials for ARQ 092 and ARQ 087 to select the most promising indications for further development, including potential fast-to-market settings, thereby focusing our clinical investments in areas of greatest potential return, mitigating overall development risk and maximizing market opportunities;

•
advancement of promising pre-clinical programs;

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

2016 Operational Goals
During 2016, we plan to pursue the clinical development of our product candidates and to advance our discovery activities principally in the following ways:
Tivantinib / MET Program
•
complete the planned interim analysis of the Phase 3 METIV-HCC trial and determine next steps; and

•
develop with our partner, Daiichi Sankyo, a strategy for expansion of the tivantinib franchise.

Pipeline Programs: ARQ 092 and ARQ 087
•
complete patient enrollment of Phase 1b expansion cohort with ARQ 092;

•
evaluate next steps for ARQ 092 in cancers with AKT1 and PI3K mutations based on Phase 1b results;

•
complete Phase 1 trial with ARQ 092 in Proteus syndrome;

•
evaluate next steps for ARQ 092 in Proteus syndrome based on Phase 1 results;

•
complete patient enrollment of Phase 1b portion of ARQ 087 trial and complete Phase 2 portion of trial in iCCA;

•
evaluate next steps for ARQ 087 in iCCA and other tumors based on results from the Phase 2 and phase 1b portion of ongoing trial, respectively;

•
complete patient enrollment of Phase 1b expansion cohort with ARQ 761;

•
begin a Phase 1 trial in oncology in patients with AKT1 and PI3K mutations for ARQ 751, a next-generation AKT inhibitor; and

•
identify potential fast-to-market strategies for pipeline candidates.

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
Focus on cancer, a market with a large unmet need. Cancer is the second most common cause of death in the U.S. According to the American Cancer Society, in 2016 approximately 595,000 cancer-related deaths were projected to occur and more than 1.6 million new cases of cancer were projected to be diagnosed in the U.S. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as approximately 86 percent of cancers occur in the over-50 year old population.
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
Our most advanced indication, HCC, represents more than 90 percent of primary liver cancer, which is the sixth most common cancer globally, accounting for seven percent of all cancers, and the second leading cause of cancer-related deaths, with 756,000 cases. The American Cancer Society estimates more than 27,000 liver cancer-related deaths and more than 39,000 new cases of liver cancer diagnosis will occur in the U.S. during 2016. Eastern Asia has the highest incidence and mortality rates from the disease.
Expand programs in rare diseases. Our collaborators at the NIH have initiated a Phase 1 clinical trial of ARQ 092 in Proteus syndrome, a non-oncology rare disease. We have identified two additional rare diseases, PROS syndromes and Cowden syndrome, both of which are characterized by non-cancerous overgrowth of tissues, and we plan to examine pre-clinically the potential therapeutic impact of ARQ 092 in these indications.
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
For our MET program, we have three issued patents in the U.S. covering the composition of matter of tivantinib and its derivatives, as well as pharmaceutical compositions and methods of use thereof. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of February 2026 to March 2029 (and in addition, there is the possibility of a patent term extension based upon regulatory review) and the second patent will be adjusted beyond its normal expiration date of February 2026 to December 2026. We have issued patents from the Republic of Korea, the Republic of Singapore, Australia, the People’s Republic of China, the E.U., Japan, Israel, Mexico, New Zealand, the Philippines, Russia, Canada, Hong Kong, Indonesia, India, Malaysia, Norway and South Africa for composition of matter covering tivantinib. We understand that these patents will expire in February 2026. We also have pending U.S., E.U. and other foreign applications covering the composition of matter and pharmaceutical compositions containing tivantinib and/or its derivatives, as well as therapeutic uses thereof in the treatment of cancer and other diseases. Furthermore, we have two issued patents in the U.S. relating to the synthesis of tivantinib, an intermediate in the preparation of tivantinib and polymorphs of tivantinib. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of December 2030 to February 2031. Additionally, we have an issued U.S. patent relating to formulations of tivantinib, which the U.S. Patent and Trademark Office has determined will be adjusted beyond its normal expiration date of July 2032 to September 2033.
With respect to our AKT and FGFR programs, we have issued patents and pending patent applications in the U.S., the E.U. and other foreign jurisdictions. For our AKT program, we have four issued patents in the U.S. covering the composition of matter for our lead AKT compounds. The expiration dates of these patents range from December 2031 to June 2032. We also have granted patents in the E.U., Australia, Hong Kong, Israel, Japan, Mexico, New Zealand, the Philippines, the Republic of Singapore and South Africa. For our FGFR program, we have one issued patent in the U.S. covering the composition of matter for our lead FGFR compounds. This patent will be adjusted beyond its normal expiration date of December 2029 to January 2031. We also have granted patents in the E.U., Australia, the People’s Republic of China, Israel, Japan, Taiwan, the Philippines, Mexico and South Africa. Furthermore, our discovery of small molecule kinase inhibitors has led us to file numerous composition of matter patent applications in various countries.
ARQ 761 is being investigated as a potential NQO1 inhibitor. We have an issued patent in the U.S. covering the composition of matter of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. The U.S. Patent and Trademark Office has determined that the term of the patent will be adjusted beyond its normal expiration date of April 2028 to December 2028. We also have issued patents in the E.U., Australia, the People’s Republic of China, Mexico and Taiwan covering the composition of matter of this compound.
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

•
with respect to our drug development programs, competitors’ from other companies that have potential drugs in preclinical development and clinical development that may result in effective, commercially successful treatments for the same cancers we target; and

•
competition for partners to co-develop and advance our drug candidates through later-stage clinical trials and beyond.

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
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Inc., Incyte, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck, Pfizer, Roche, Takeda and others. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Abbott, Bayer, Bristol-Myers Squibb, Celgene, Dainippon Sumitomo, Eisai Co., Eli Lilly, Incyte, Merck, Novartis, Polaris Group, Roche, Servier, and 4SC AG.
With respect to ARQ 087, we are aware of a number of companies that are or may be pursuing a number of different approaches to FGFR inhibition, including Novartis, Astra Zeneca, Bayer, Debiopharm, Boeheringer Ingelheim, Eisai, Incyte, Johnson & Johnson, Clovis, Ariad, Pfizer, BioClin and Five Prime. With respect to iCCA, our lead indication for ARQ 087, we are aware of a number of companies with products under development, including Novartis, Concordia Healthcare, Agios, Bristol Meyers Squibb, Bayer, Dainippon Sumitomo, Exelexis, Oncotherapy, Spectrum, Delcath and Cellact Pharma Gmbh.
Regarding ARQ 092, we are aware of a number of companies that are or may be pursuing a number of different approaches to AKT inhibition, including Merck, Astra Zeneca, Bayer, Norvartis, Eli Lilly, Rexahn. Moreover, numerous companies have pursued and are pursuing inhibitors of PI3K and mTOR, two kinases in the PI3K-AKT-mTOR pathway, including Idelalisib, an approved PI3K inhibitor, and Everolimus, Temsirolimus and Rapamycin, approved mTOR inhibitors.
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
EMPLOYEES
As of December 31, 2015, we employed 36 people in Burlington, Massachusetts. Of that total, 21 are engaged in research and development and 15 in general and administration, and 8 hold PhDs, 4 hold MDs and 6 hold Masters Degrees in the sciences.
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

EXECUTIVE OFFICERS
Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2016.
NAME	AGE	POSITION
Paolo Pucci	54	Chief Executive Officer and a Director
Peter S. Lawrence	52	President and Chief Operating Officer
Robert J. Weiskopf	65	Chief Financial Officer and Treasurer
Dr. Brian Schwartz	54	Chief Medical Officer
Paolo Pucci
Chief Executive Officer
Mr. Pucci joined ArQule as Chief Executive Officer and a member of the Board in June 2008 from Bayer A.G., where he served as Senior Vice President and President in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously, Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, President of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor used to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. In November 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corp where he served as an independent director, member of the audit committee and chairman of the governance and nomination committee until the acquisition of Dyax by Shire in January 2016. In April 2013, he was appointed to the Board of Directors of Algeta ASA, an oncology company based in Oslo, Norway, where he served as an independent director and member of the audit committee until the acquisition of Algeta by Bayer A.G. He has also been a Director of NewLinks Genetics Corp., since November 2015. Mr. Pucci holds an M.B.A from the University of Chicago and is a graduate of the Università Degli Studi Di Napoli in Naples, Italy.
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
Robert J. Weiskopf
Chief Financial Officer and Treasurer
Mr. Weiskopf joined ArQule in February 2007 as Vice President of Finance, Corporate Controller, and Treasurer and was promoted to Chief Financial Officer and Treasurer in May 2015. Prior to that, Mr. Weiskopf was Chief Financial Officer of Aware Inc. from 2004 until 2006 and Director of Finance at

Lightbridge, Inc. from 2000 to 2004. He held a number of financial management positions of increasing responsibility at Digital/Compaq Computer Corporation for 19 years and began his career working at Ernst & Young LLP for five years. Mr. Weiskopf was also a part-time instructor in the Boston University M.B.A. program. Mr. Weiskopf is a Certified Public Accountant and holds a B.S.B.A. magna cum laude and M.S.B.A. in accounting from the University of Massachusetts at Amherst.
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
Our leading clinical-stage product candidate, tivantinib, is based on inhibition of the Met receptor tyrosine kinase. Our proprietary early clinical-stage products include ARQ 092 and ARQ 087, designed to inhibit the AKT kinase and fibroblast growth factor receptor (“FGFR”), respectively. A third early stage product, ARQ 761, is being investigated as a potential NQO1 inhibitor. Our approaches and scientific platforms may not lead to the development of approvable or marketable drugs.
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
We have experienced a number of clinical trial-related delays and obstacles related to tivantinib. These delays and obstacles include: results of the MARQUEE trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the ATTENTION trial in non-squamous NSCLC, which did not meet its primary endpoint; results of the Phase 2 trial in colorectal cancer, which did not meet its primary endpoint; results of the Phase 2 trial in KRAS-mutant NSCLC, which did not meet its primary endpoint; results of NIH-sponsored clinical trials; the side effect of ILD observed in the ATTENTION trial; and the side effect of neutropenia observed in the Phase 2 and Phase 3 METIV-HCC trials in HCC, leading to the lowering of the doses in both of these trials. We cannot predict if the data from these trials will lead to further testing or approval of tivantinib as either a single agent or part of combination therapies in these indications.
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

•
we may be unable to source suitable diagnostic tests for our trials in targeted patient populations;

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

•
the effects of our product candidates on patients may not be the desired therapeutic effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved; and

•
the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our drugs, which could lengthen the regulatory review process.

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

We reached Special Protocol Assessment (“SPA”) agreements with the FDA for the design of the ongoing Phase 3 METIV trial of tivantinib in patients with second line HCC and for the Phase 3 MARQUEE trial, which was discontinued following an interim analysis. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a New Drug Application. Final marketing approval depends on the results of the trial. The SPA may not be sufficient for the purpose of obtaining marketing approval for tivantinib. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the institutional review board (“IRB”) overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
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
We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. We have not independently completed a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners as we have done for our Phase 3 NSCLC trial and as we are doing for our Phase 3 METIV-HCC trial. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.
We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained for our product candidates in Phase 2 clinical studies may not be repeated in Phase 3.
We have experienced significant delays and obstacles in the Phase 3 MARQUEE and ATTENTION trials, the METIV-HCC trial and the Phase 2 CRC trial, details of which are described above. The MARQUEE trial was discontinued early following a planned interim analysis, at the recommendation of an independent DMC, when it concluded that the study would not meet its primary endpoint. Patient enrollment in the ATTENTION trial was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of ILD. The Phase 2 CRC trial did not meet its primary endpoint. The METIV-HCC trial was delayed as a result of a dose reduction. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we and our collaborators must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Furthermore, while we have obtained positive safety and efficacy results for tivantinib during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.

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
From our inception in 1993 through December 31, 2015 we have incurred cumulative losses of approximately $482 million. These losses have resulted principally from the costs of our research activities, acquisitions, and enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.
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
As of December 31, 2015, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $357 million, $177 million and $28 million respectively, and expire at various dates through 2035. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2016 to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Section 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.
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
We have completed certain Phase 1 and Phase 2 clinical trials of tivantinib. We also completed enrollment of patients in the Phase 3 METIV trial in HCC after reducing the original dose employed in this trial due to a higher than anticipated rate of neutropenia and together with our partner, Kyowa Hakko Kirin, are conducting a Phase 3 clinical trial in HCC. We also completed patient enrollment in the Phase 3 MARQUEE trial in NSCLC, which was discontinued following a planned interim analysis that concluded the study would not meet its primary endpoint. Patients also completed treatment in the Phase 3 ATTENTION trial by Kyowa Hakko Kirin, enrollment in which was permanently suspended following the recommendation of an independent Safety Review Committee after the reporting of cases of ILD in the study as a drug-related adverse event. It is our understanding that patients who were enrolled in the ATTENTION trial at the time of the safety finding continued to receive treatment with the combination of tivantinib and erlotinib upon request from the patient and investigator and after providing new informed consent. Results of the downsized ATTENTION trial did not meet the primary endpoint of improved overall survival. We have also conducted or are conducting Phase 1a/1b or Phase 2 clinical testing of ARQ 092, ARQ 087, ARQ 761, and ARQ 751. We have never filed or prosecuted the applications necessary to gain regulatory approvals.
A company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a candidate compound’s activity and to identify potential safety problems. Preclinical studies must be conducted in accordance with applicable regulations of the relevant regulatory authority (e.g. the FDA in the U.S., the EMA in E.U.). The results of these studies are submitted as a part of an IND application with the FDA or a Clinical Trial Application (“CTA”) with the appropriate regulatory authority outside of the U.S. The regulatory agency involved must review the data in the application before human clinical trials of an investigational drug can commence. If the regulatory authority does not object, a drug developer can begin clinical trials after expiration of a specified statutory period following submission of the application. Notwithstanding that the regulatory authority does not respond during the thirty-day, post-submission review period, the regulatory authority may at any time re-evaluate the adequacy of the application and require additional information about any aspect of the IND or CTA and corresponding clinical trial, e.g. preclinical testing, drug formulation and manufacture, dosing regimens and drug administration or potential safety risk. Before a new marketing application can be filed with the FDA or other regulatory authority, the product candidate must undergo extensive clinical trials. Any clinical trial may fail to produce results satisfactory to the regulatory authority, typically for lack of safety or efficacy or for safety risks. For example, the regulatory authority could determine that the design of a clinical trial is inadequate to produce reliable results or convincing results.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.
One of the key elements of our clinical development strategy is to seek to identify patient subsets within a disease category that may derive particular benefit from the product candidates we are developing. In collaboration with our partners and third party developers, we plan to develop companion diagnostics to help us to identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. For example, we are using diagnostic tests to identify

MET high patients for the METIV-HCC and the JET-HCC trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We, our partners and our companion diagnostic collaborators may encounter difficulties in developing and obtaining approval for companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties or difficulties sourcing key materials that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic companies with whom we and our partners work may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such diagnostic companies may otherwise terminate according to the terms of our agreements with them. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay or prevent the development or commercialization of our product candidates. In addition, many current companion diagnostic products, including those used in the METIV-HCC trial, use immunohistochemistry (“IHC”) to identify patients within a target group. The results of IHC tests are determined by pathologists and clinicians and therefore are subject to variation from reader to reader. While efforts are made to ensure rigorous training, such inherent variability can impact patient selection and cause variation from lab to lab and trial to trial.
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
Our current collaborators, including Kyowa Hakko Kirin, Daiichi Sankyo, the NCI and the NHGRI have, and future collaborators will have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our rights to receive milestone payments and royalties from our collaborators will depend on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2015 totaled $101.4 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2015 by $61.4 million, which will be netted against future milestones and royalties, if any.
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
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen Inc., AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Inc., Incyte, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck, Pfizer, Roche, Takeda and others. With respect to HCC, our lead indication, we are aware of a number of companies with products under development, including Abbott, Bayer, Bristol-Myers Squibb, Celgene, Dainippon Sumitomo, Eisai Co., Eli Lilly, Incyte, Merck, Novartis, Polaris Group, Roche, Servier, and 4SC AG. There can be no assurance that our competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.
With respect to ARQ 087, we are aware of a number of companies that are or may be pursuing a number of different approaches to FGFR inhibition, including Novartis, Astra Zeneca, Bayer, Debiopharm, Boeheringer Ingelheim, Eisai, Incyte, Johnson & Johnson, Clovis, Ariad, Pfizer, BioClin and Five Prime. With respect to iCCA, our lead indication for ARQ 087, we are aware of a number of companies with products under development, including Novartis, Concordia Healthcare, Agios, Bristol Meyers Squibb, Bayer, Dainippon Sumitomo, Exelexis, Oncotherapy, Spectrum, Delcath and Cellact Pharma Gmbh.
Regarding ARQ 092, we are aware of a number of companies that are or may be pursuing a number of different approaches to AKT inhibition, including Merck, Astra Zeneca, Bayer, Norvartis, Eli Lilly, Rexahn. Moreover, numerous companies have pursued and are pursuing inhibitors of PI3K and mTOR, two kinases in the PI3K-AKT-mTOR pathway, including Idelalisib, an approved PI3K inhibitor, and Everolimus, Temsirolimus and Rapamycin, approved mTOR inhibitors.
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
Certain of our operations are dependent upon the continued use of our specialized laboratories and equipment in Bedford, Massachusetts. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and biological materials and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. Rebuilding our facilities could be time consuming and result in substantial delays in our development of products and in fulfilling our agreements with our collaborators.
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

PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH
The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2010 to December 31, 2015, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2010. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ArQule, Inc.	100.00	96.08	47.53	36.63	20.78	36.97
NASDAQ Market (U.S. Companies) Index	100.00	100.31	116.79	155.90	175.33	176.17
NASDAQ Biotechnology Index	100.00	112.08	148.27	246.09	330.75	369.67
ArQule’s common stock is traded on the NASDAQ Global Market under the symbol “ARQL”.
EQUITY COMPENSATION PLAN INFORMATION
(Amounts in thousands except per share amounts)
Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Weighted-Average Remaining Contractual Term (in years)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	8,305,950	$4.24	5.21	4,311,474
Equity compensation plans not approved by stockholders	—	$—	—	—

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:
	HIGH	LOW
2014
First Quarter	$2.92	$1.97
Second Quarter	2.08	1.29
Third Quarter	1.60	1.08
Fourth Quarter	1.45	1.04
2015
First Quarter	$2.50	$1.05
Second Quarter	2.30	1.50
Third Quarter	2.12	1.42
Fourth Quarter	2.65	1.83
2016
First Quarter (through February 15, 2016)	$2.19	$1.60
As of February 17, 2016, there were approximately 77 holders of record and approximately 6,201 beneficial stockholders of our common stock.
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
The following data is in thousands, except per share data.
	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Research and development revenue(a)(b)	$11,239	$11,254	$15,914	$36,414	$47,310
Costs and expenses:
Research and development(c)	15,561	22,271	27,555	33,966	45,011
General and administrative	9,830	12,154	12,836	13,852	13,373
Restructuring and other costs(d)(e)	—	1,099	650	—	—
Total costs and expenses	25,391	35,524	41,041	47,818	58,384
Loss from operations	(14,152)	(24,270)	(25,127)	(11,404)	(11,074)
Interest income	101	272	502	445	317
Interest expense	—	(35)	(32)	(26)	(25)
Other income(f)	277	642	57	113	20
Loss before income taxes	(13,774)	(23,391)	(24,600)	$(10,872)	$(10,762)
Benefit from income taxes	—	—	—	—	—
Net loss	(13,774)	(23,391)	(24,600)	(10,872)	(10,762)
Unrealized gain (loss) on marketable securities	13	(77)	(35)	108	1
Comprehensive loss	$(13,761)	$(23,468)	$(24,635)	$(10,764)	$(10,761)
Basic and diluted net loss per share	$(0.22)	$(0.37)	$(0.39)	$(0.18)	$(0.20)
Weighted average common shares outstanding—basic and diluted	62,808	62,627	62,480	59,821	52,778
Cash, cash equivalents and marketable securities(g)(h)	$38,772	$59,208	$74,695	$79,271	$68,168
Marketable securities-long term	—	2,058	20,391	51,328	40,475
	$38,772	$61,266	$95,086	$130,599	$108,643
Working capital(g)(h)	$28,661	$42,824	$53,883	$52,968	$23,299
Notes payable	—	—	1,700	1,700	1,700
Total assets	40,004	63,394	98,179	134,193	117,051
Total stockholders’ equity (deficit)(g)(h)	29,179	40,545	60,626	81,029	29,729

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

(c)
The $6.7 million decrease in research and development expense in 2015 was primarily due to lower labor related costs of $2.4 million from reduced headcount, outsourced clinical and product development costs of  $1.7 million, facility costs of  $1.9 million and lab expenses of  $0.7 million.

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
(d)
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount was paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring.

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

(f)
Other income in 2015 includes a gain of  $277 thousand from the sale of property and equipment.

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
We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted patient populations making ArQule a leader among companies our size in precision medicine.
ArQule has a long history of kinase drug discovery and development, having discovered and introduced eight kinase inhibitors into human clinical trials with a ninth about to enter the clinic. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward either directly or with collaborators and to interrogate our library against new targets beyond kinases.
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
We completed patient accrual in the METIV-HCC trial in December 2015 and have randomized over 300 patients at more than 100 clinical sites worldwide. We anticipate that a planned interim assessment for the trial, which is triggered when 60 percent of events occur, will take place by early in the second quarter of 2016. This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).
In addition to METIV-HCC, a second Phase 3 clinical trial in HCC with tivantinib known as JET-HCC is ongoing in Japan. On February 4, 2014, Kyowa Hakko Kirin announced the initiation of this trial in Japanese patients with MET diagnostic-high, inoperable HCC previously treated with sorafenib. The trial is a randomized, double-blind placebo-controlled study to compare PFS in patients treated with tivantinib with those treated with placebo. Kyowa Hakko Kirin plans to enroll approximately 160 patients in this study.
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. To date we have received $100 million in upfront and milestone payments from Daiichi Sankyo, $15 million of which was related to the first patient enrolled in the METIV-HCC trial. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. To date, we have received $48 million in upfront and milestone payments from Kyowa Hakko Kirin.
We have collaborated with the National Cancer Institute (“NCI”) through its Cancer Therapy Evaluation Program (“CTEP”) to explore the clinical potential of tivantinib in a variety of tumor indications while we focus our internal efforts on the two Phase 3 programs in HCC. These CTEP-sponsored trials included Phase 2 single agent trials in prostate cancer (randomized), multiple myeloma, breast cancer and malignant mesothelioma, and Phase 2 combination therapy trials in kidney cancer (with or without erlotinib, randomized) and head and neck cancer (with or without cetuximab, randomized).
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the AKT serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQO1-mediated programmed cancer cell necrosis. We expect to add to our proprietary pipeline with the initiation of a Phase 1 clinical trial in oncology with our next generation AKT inhibitor, ARQ 751, in the first half of 2016. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and scientific literature.
Under our agreement with the National Human Genome Research Institute of the NIH, a Phase 1 clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene, began enrolling patients in November 2015. A Phase 1b clinical trial for ARQ 092 has completed enrollment in lymphoma and endometrial cancers and continues to enroll in cancers harboring AKT 1 and PI3K mutations. Thus far in this enriched cohort of the trial, we have observed five patients with confirmed responses, two of which had the same AKT 1 mutation which occurs in Proteus syndrome. Clinical development of ARQ 087 has advanced into Phase 2 for intrahepatic cholangiocarcinoma (“iCCA”) following the observation of two confirmed partial responses in this patient population in the Phase 1 portion of the trial. Additional testing is on-going in solid tumors as part of a Phase 1b expansion cohort of this trial. ARQ 761 is currently in a Phase 1b clinical trial for solid tumors and Phase 1b/2 for pancreatic cancer.
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
We have incurred a cumulative deficit of approximately $482 million from inception through December 31, 2015. We recorded a net loss for 2013, 2014 and 2015 and expect a net loss for 2016.
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
On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and commercialization of tivantinib in human cancer indications. The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of the Phase 3 costs. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the Agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the Agreement which is expected to occur in the late first quarter or early second quarter of 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the Agreement provides that the Company will receive a total of $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company which the Company expects to total approximately $75 million to $85 million at the time of approval in the US or EU. The Agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2015 totaled $101.4 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2015 by $61.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2015, we recognized net research and development revenue of $0.1 million related to our non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of  $0.1 million. In 2014, we recognized net research and development revenue of $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of  $0.2 million. In 2013, we recognized net research and development contra-revenue of $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of  $0.7 million and $0.3 million of revenue.
On April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million cash upfront licensing payments that we received in 2007. In addition to the upfront and possible development milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. To date, we have received $48 million in upfront and milestones payments.
The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2015, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016.
Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.
LIQUIDITY AND CAPITAL RESOURCES
	December 31,			% increase (decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in millions)
Cash, cash equivalents and marketable securities short-term	$38.8	$59.2	$74.7	(35)%	(21)%
Marketable securities long-term	—	2.1	20.4	(100)%	(90)%
Notes payable	—	—	1.7	—	(100)%
Working capital	28.7	42.8	53.9	(33)%	(21)%

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flow from:
Operating activities	$(22.2)	$(31.8)	$(33.7)
Investing activities	23.5	30.3	34.6
Financing activities	0.1	(1.6)	0.3
Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2015, 2014, and 2013 our net use of cash of   $22.2 million, $31.8 million, and $33.7 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.
Cash flow from investing activities. Our net cash provided by investing activities of $23.5 million in 2015 was comprised of net maturities of marketable securities of  $23.5 million, and proceeds from the sale of property and equipment of  $0.3 million partially offset by purchases of property and equipment of  $0.3 million. Our net cash provided by investing activities of  $30.3 million in 2014 was comprised of net maturities of marketable securities of  $29.8 million and proceeds from the sale of property and equipment of $0.5 million. Our net cash provided by investing activities of $34.6 million in 2013 was primarily comprised of net maturities of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.
Our cash equivalents and marketable securities typically include commercial paper, money market funds, and U.S. Treasury bill funds, which have investment grade ratings. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. ArQule’s marketable securities portfolio did not include any investments in auction rate securities at December 31, 2015.
Cash flow from financing activities. Our net cash provided by financing activities of $0.1 million in the year ended December 31, 2015 consisted of cash inflows from employee stock plan purchases.
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
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of  $417 was paid by March 31, 2015. The restructuring actions for which charges were incurred in the year ended December 31, 2014 resulted in annual cost savings of approximately $3.4 million in 2015.
On February 26, 2016 the Company entered into definitive stock purchase agreements with certain institutional and accredited investors for the sale of approximately 8,030,000 shares of our common stock and non-transferable options to purchase up to approximately 3,570,000 shares of our common stock for aggregate proceeds of approximately $15.3 million. Each option is exercisable for $2.50 per share, and if all options were to be exercised it would result in additional proceeds of approximately $8.9 million. All options will expire on the first anniversary of a “Regulatory Event,” which we define as the public announcement by us of the outcome of the pre-planned interim assessment to be conducted by the data monitoring committee of the METIV-HCC trial as set forth in the Special Protocol Assessment with the United States Food and Drug Administration.
In light of the approximately $15.3 million to be received from the February 26, 2016 stock purchase agreements, we anticipate that our cash, cash equivalents and marketable securities on hand at December 31, 2015, financial support from our collaboration agreements, and savings from our workforce reduction described above, will be sufficient to finance our working capital and capital requirements into 2018.
Our contractual obligations were comprised of the following as of December 31, 2015 (in thousands):
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1−3 years	3−5 years	More than 5 years
Operating lease obligations	$2,296	$528	$1,472	$296	$—
Purchase obligations	3,273	3,273	—	—	—
Total	$5,569	$3,801	$1,472	$296	$—

In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.
Purchase obligations are comprised primarily of non-cancelable outsourced preclinical and clinical trial expenses, product development and other costs to support the Company’s ongoing research and development efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties, if any. As of December 31, 2015 our portion of these costs was $61.4 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us, if any. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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
RESULTS OF OPERATIONS
The following are the results of operations for the years ended December 31, 2015, 2014 and 2013:
Revenue
				% increase (decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in millions)
Research and development revenue	$11.2	$11.3	$15.9	—%	(29)%
2015 as compared to 2014: Research and development revenue in 2015 and 2014 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The slight revenue decrease in 2015 was from our Daiichi Sankyo tivantinib program.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2015 totaled $101.4 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2015 by $61.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
Research and development
				% increase (decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in millions)
Research and development	$15.6	$22.3	$27.6	(30)%	(19)%
2015 as compared to 2014: The $6.7 million decrease in research and development expense in 2015 was primarily due to lower labor related costs of $2.4 million from reduced headcount, decreased outsourced clinical and product development costs of  $1.7 million, facility costs of  $1.9 million and lab expenses of $0.7 million. At December 31, 2015, we had 21 employees dedicated to our research and development program, down from 23 employees at December 31, 2014.
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

Overview
Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with pre-clinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of associated laboratory equipment. We expect that our research and development expense will remain significant as we continue to develop our portfolio of oncology and rare disease programs.
We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our programs on a program-by-program basis.
The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):
Oncology program	Current status	Year Ended December 31, 2015	Program-to-date
Met program—Tivantinib	Phase 3	$0.8	$84.6
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2015 by $61.4 million and is not reflected in the above table.
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
General and administrative
				% increase (decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in millions)
General and administrative	$9.8	$12.2	$12.8	(19)%	(5)%
2015 compared to 2014: General and administrative expense in 2015 decreased primarily due to lower labor related costs from reduced headcount of  $0.7 million and lower facility costs of  $1.5 million. General and administrative headcount was 15 at December 31, 2015 down from 17 at December 31, 2014.
2014 compared to 2013: General and administrative expense in 2014 decreased primarily due to lower labor related costs from our July 2013 and August 2014 restructurings. General and administrative headcount was 17 at December 31, 2014 and 21 at December 31, 2013.
Restructuring and other costs
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of $417 thousand was paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the year ended December 31, 2014 resulted in annual cost savings of approximately $3.4 million in 2015.
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
Interest income, interest expense and other income
				% increase (decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in thousands)
Interest income	$101	$272	$502	(63)%	(46)%
Interest expense	—	(35)	(32)	(100)%	9%
Other income	277	642	57	(57)%	1,026%
Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income decreased in 2015 and 2014 primarily due to a decrease in our investment portfolio. Interest expense was incurred in 2014 and 2013 on our notes payable. Other income in 2015 includes a gain of  $277 thousand from the sale of property and equipment. Other income in 2014 includes a gain of  $254 thousand upon the redemption of  $2.1 million of auction rate securities at face value, and a gain of  $388 thousand from the sale of property and equipment. Other income in 2013 includes a gain of  $57 thousand from the increase in fair value of our auction rate securities.
Provision for income taxes
There was no current or deferred tax expense for the years ended December 31, 2015, 2014 or 2013 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements please read Note 2, Summary of Significant Accounting Policies to our financial statements included in this report.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ArQule, Inc.,
In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2016

ARQULE, INC.
BALANCE SHEETS
	December 31,
	2015	2014
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$13,983	$12,525
Marketable securities-short term	24,789	46,683
Prepaid expenses and other current assets	714	1,893
Total current assets	39,486	61,101
Marketable securities-long term	—	2,058
Property and equipment, net	266	133
Other assets	252	102
Total assets	$40,004	$63,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,234	$6,947
Current portion of deferred revenue	4,591	11,098
Current portion of deferred gain on sale leaseback	—	232
Total current liabilities	10,825	18,277
Deferred revenue, net of current portion	—	4,572
Total liabilities	10,825	22,849
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,939,780 and 62,821,781 shares issued and outstanding at December 31, 2015 and 2014, respectively	629	628
Additional paid-in capital	510,664	508,270
Accumulated other comprehensive income (loss)	3	(10)
Accumulated deficit	(482,117)	(468,343)
Total stockholders’ equity	29,179	40,545
Total liabilities and stockholders’ equity	$40,004	$63,394

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$11,239	$11,254	$15,914
Costs and expenses:
Research and development	15,561	22,271	27,555
General and administrative	9,830	12,154	12,836
Restructuring and other costs	—	1,099	650
	25,391	35,524	41,041
Loss from operations	(14,152)	(24,270)	(25,127)
Interest income	101	272	502
Interest expense	—	(35)	(32)
Other income	277	642	57
Loss before income taxes	(13,774)	(23,391)	(24,600)
Provision for income taxes	—	—	—
Net loss	(13,774)	(23,391)	(24,600)
Unrealized gain (loss) on marketable securities	13	(77)	(35)
Comprehensive loss	$(13,761)	$(23,468)	$(24,635)
Basic and diluted net loss per share:
Net loss per share	$(0.22)	$(0.37)	$(0.39)
Weighted average basic and diluted common shares outstanding	62,808	62,627	62,480

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCK- HOLDERS’ EQUITY
	SHARES	PAR VALUE
Balance at December 31, 2012	62,399,827	$624	$500,655	$102	$(420,352)	$81,029
Stock option exercises and issuance of stock	200,395	2	72			74
Employee stock purchase plan	135,985	1	279			280
Stock based compensation expense			3,878			3,878
Change in unrealized gain (loss) on marketable securities				(35)		(35)
Net loss					(24,600)	(24,600)
Balance at December 31, 2013	62,736,207	627	504,884	67	(444,952)	60,626
Restricted shares issued net of forfeitures and shares redeemed for taxes	(5,257)	—				—
Employee stock purchase plan	90,831	1	104			105
Stock based compensation expense			3,282			3,282
Change in unrealized gain (loss) on marketable securities				(77)		(77)
Net loss					(23,391)	(23,391)
Balance at December 31, 2014	62,821,781	628	508,270	(10)	(468,343)	40,545
Restricted shares issued net of forfeitures and shares redeemed for taxes	13,242	—				—
Employee stock purchase plan	104,757	1	133			134
Stock based compensation expense			2,261			2,261
Change in unrealized gain (loss) on marketable securities				13		13
Net loss					(13,774)	(13,774)
Balance at December 31, 2015	62,939,780	$629	$510,664	$3	$(482,117)	$29,179

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF CASH FLOWS
	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(13,774)	$(23,391)	$(24,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	603	864
Amortization of premium/discount on marketable securities	464	1,120	2,144
Amortization of deferred gain on sale leaseback	(232)	(552)	(552)
Non-cash stock compensation	2,261	3,282	3,943
Gain on auction rate securities	—	(254)	(57)
Gain on sale of property and equipment	(277)	(388)	—
Impairment of property and equipment	—	280	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,029	(30)	(363)
Accounts payable and accrued expenses	(713)	(1,523)	(1,693)
Deferred revenue	(11,079)	(10,929)	(13,366)
Net cash used in operating activities	(22,160)	(31,782)	(33,680)
Cash flows from investing activities:
Purchases of marketable securities	(36,978)	(33,366)	(40,581)
Proceeds from sale or maturity of marketable securities	60,479	63,189	75,224
Proceeds from sale of property and equipment	298	500	—
Purchases of property and equipment	(315)	—	—
Net cash provided by investing activities	23,484	30,323	34,643
Cash flows from financing activities:
Payment of notes payable	—	(1,700)	—
Proceeds from stock option exercises and employee stock plan purchases	134	105	289
Net cash provided by (used in) financing activities	134	(1,595)	289
Net increase (decrease) in cash and cash equivalents	1,458	(3,054)	1,252
Cash and cash equivalents, beginning of period	12,525	15,579	14,327
Cash and cash equivalents, end of period	$13,983	$12,525	$15,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):
The Company paid interest on debt of $0, $35 and $32 in 2015, 2014 and 2013, respectively.
The Company paid no income taxes in 2015, 2014 or 2013.
The accompanying notes are an integral part of these financial statements.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. ORGANIZATION AND NATURE OF OPERATIONS
We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted patient populations making ArQule a leader among companies our size in precision medicine.
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
We have licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin. Our agreements with these partners provide for possible future milestone payments, royalties on product sales, and development funding, in addition to significant payments that we have already received. To date we have received $100 million in upfront and milestone payments from Daiichi Sankyo, $15 million of which was related to the first patient enrolled in the METIV-HCC trial. That milestone was netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. To date, we have received $48 million in upfront and milestone payments from Kyowa Hakko Kirin.
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. These product candidates include: ARQ 092, designed to inhibit the AKT serine/threonine kinase; ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQO1-mediated programmed cancer cell necrosis. We expect to add to our proprietary pipeline with the initiation of a Phase 1 clinical trial in oncology with our next generation AKT inhibitor, ARQ 751, in the first half of 2016. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and scientific literature.
Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2015, 2014, and 2013 our net use of cash of   $22.2 million, $31.8 million, and $33.7 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.

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
Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in commercial paper, money market funds and U.S. Treasury bill funds. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations and comprehensive loss. For any of our marketable securities classified as trading securities, changes in the fair value of those securities are recorded as other income (expense) in the statement of operations and comprehensive loss. At December 31, 2015 we had no trading securities.
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
Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. We did not recognize any other-than-temporary impairments during the years ended December 31, 2015, 2014 or 2013. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
Fair Value of Financial Instruments
At December 31, 2015 and 2014 our financial instruments consist of cash, cash equivalents, investments in corporate debt securities, accounts payable, and accrued expenses. At December 31, 2015 and 2014 our financial instruments also included marketable securities which are reported at fair value.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $161, $603, and $864, respectively.
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
Impairment or Disposal of Long-Lived Assets
We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. As a result of our restructuring in 2014, we recognized an impairment charge related to our long-lived assets of $280. We did not recognize any impairment charges related to our long-lived assets during 2015 or 2013.
Segment Data
The chief operating decision maker uses aggregated- financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are principally engaged in one operating segment. See Note 13 with respect to significant customers. Substantially all of our revenue since inception has been generated in the U.S. and all of our long-lived assets are located in the U.S.
Other Income
Other income in 2015 includes a gain of  $277 from the sale of property and equipment. Other income in 2014 includes a gain of  $254 upon the redemption of  $2,100 of our remaining auction rate securities at face value, and a gain of  $388 from the sale of property and equipment. Other income in 2013 a gain from the increase in fair value of our auction rate securities of  $57.

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
Earnings (Loss) Per Share
The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 8,305,950, 7,724,614 and 7,511,814 shares of common stock were not included in the 2015, 2014 and 2013 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect.
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
The following table presents stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 included in our Statements of Operations and Comprehensive Loss:
	2015	2014	2013
Research and development	$682	$1,016	$1,315
General and administrative	1,579	2,183	2,489
Restructuring	—	83	139
Total stock-based compensation expense	$2,261	$3,282	$3,943

In the years ended December 31, 2015, 2014 and 2013, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charges.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2015, 2014 and 2013 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	2015	2014	2013
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	66%	67%	73%
Risk free interest(3)	1.3–1.7%	1.5–1.8%	0.8–1.7%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.6–6.8 years	5.8–6.9 years	5.9–7.1 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

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
The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of Phase 3 costs. On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the agreement which is expected to occur in the late first quarter or early second quarter of 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the agreement provides that the Company will receive a total of $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company at the time of approval in the US or EU. At December 31, 2015, the Company’s share of these Phase 3 costs totaled $61.4 million. The agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.
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
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2015 totaled $101.4 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2015 by $61.4 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.
In 2015, we recognized net research and development revenue of  $0.1 million related to our non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of  $0.1 million. In 2014, we recognized net research and development revenue of $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of  $0.2 million. In 2013, we recognized net contra-revenue of $0.4 million related to our non-Phase 3 tivantinib collaboration costs which included contra-revenue of  $0.7 million and $0.3 million of revenue.
The duration and termination of the agreement are tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days’ notice if prior to Phase 3 clinical trials or 180 days’ notice if on or after the beginning of Phase 3 clinical trials by Daiichi Sankyo, the agreement shall continue until the later of  (i) such time as Daiichi Sankyo is no longer developing at least one licensed product or (ii) if Daiichi Sankyo has commercialized a licensed product or products, such time as all royalty terms for all licensed products have ended. The royalty term, on a country-by-country basis for a product, ends as of the later of (i) the expiration of the last valid claim under a patent covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial sale of the licensed product in such country.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

For the years ended December 31, 2015, 2014 and 2013, $5.5 million, net of   $0.1 million of contra-revenue, $5.6 million, net of   $0.2 million of contra-revenue and $7.2 million, net of   $0.7 million of contra-revenue respectively, were recognized as revenue. At December 31, 2015 and 2014, $2.7 million and $8.1 million respectively, remained in deferred revenue.
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
In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of December 31, 2015, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.
The duration and termination of the agreement are tied to future events. Unless earlier terminated due to breach, insolvency or upon 90 days’ notice by Kyowa Hakko Kirin, the agreement terminates on the date that the last royalty term expires in all countries in the territory. The royalty term ends as of the later of  (i) the expiration of the last pending patent application or expiration of the patent in the country covering the manufacture, use, or sale of a licensed product or (ii) a certain number of years from the date of the commercial launch in such country of such license product.
Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through April 2016. For each of the years ended December 31, 2015, 2014, and 2013, $5.7 million was recognized as revenue. At December 31, 2015 and 2014, $1.9 million and $7.6 million respectively, remained in deferred revenue.
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
The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2015 and December 31, 2014:
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$24,786	$13	$(10)	$24,789
Corporate debt securities-long term	—	—	—	—
Total available-for-sale marketable securities	$24,786	$13	$(10)	$24,789

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$46,690	$16	$(23)	$46,683
Corporate debt securities-long term	2,061	—	(3)	2,058
Total available-for-sale marketable securities	$48,751	$16	$(26)	$48,741

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at December 31, 2015 or 2014.
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
There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:
	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,800	$11,800	$—	$—
Corporate debt securities-short term	24,789	—	24,789	—
Corporate debt securities-long term	—	—	—	—
Total	$36,589	$11,800	$24,789	$—

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,740	$10,740	$—	$—
Corporate debt securities-short term	46,683	—	46,683	—
Corporate debt securities-long term	2,058	—	2,058	—
Total	$59,481	$10,740	$48,741	$—

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2015 and 2014:
	USEFUL LIFE ESTIMATED (YEARS)	2015	2014
Machinery and equipment	5	$1,939	$2,562
Leasehold improvements	3–10	232	1,005
Furniture and fixtures	7	40	1,175
Computer equipment	3	2,482	3,604
		4,693	8,346
Less: Accumulated depreciation and amortization		4,427	8,213
Net property and equipment		$266	$133

In January 2015, we entered into a lease agreement for a new headquarters facility in Burlington, MA of approximately 15,000 square feet. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455.
In conjunction with the move to our new facility in 2015, we recognized a gain of  $277 from the sale of property and equipment. In 2015, we wrote off property and equipment with an original cost and accumulated depreciation of $4.0 million.
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
6. OTHER ASSETS
Other assets include the following at December 31, 2015 and 2014:
	2015	2014
Security deposits	$252	$102
Total other assets	$252	$102

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at December 31, 2015 and 2014:
	2015	2014
Accounts payable	$186	$259
Accrued payroll	1,956	2,130
Accrued outsourced pre-clinical and clinical fees	3,273	3,753
Accrued professional fees	516	157
Other accrued expenses	303	648
	$6,234	$6,947

8. STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue up to one million shares of preferred stock. As of December 31, 2015 and 2014, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.
Common Stock
Our amended Certificate of Incorporation authorizes the issuance of up to 100 million shares of  $0.01 par value common stock.
At December 31, 2015, we have 253,460 common shares reserved for future issuance under the Employee Stock Purchase Plan (“Purchase Plan”) and 4,311,474 for the exercise of common stock options pursuant to the 2014 Equity Incentives Plan (“Equity Incentives Plan”) , the Amended and Restated 1994 Equity Incentive Plan and the Amended and Restated 1996 Director Stock Option Plan (“Director Plan”).
9. EQUITY INCENTIVE PLANS
In 2014, our stockholders approved our Equity Incentives Plan and authorized 3,750,000 shares of common stock for issuance pursuant to future awards under the Equity Plan. In addition, any shares from our Amended and Restated 1994 Equity Incentive Plan that expire, are cancelled or forfeited after the effective date of the Equity Incentives Plan may also be issued for future awards under the Equity Incentives Plan. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units, and stock appreciation rights. Pursuant to the Equity Incentives Plan, incentive stock options may not be granted at less than the fair market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentives Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2015, no stock appreciation rights have been issued. At December 31, 2015, there were 2,433,650 shares available for future grants under the Equity Incentives Plan and 1,611,324 shares available under our Amended and Restated 1994 Equity Incentive Plan.
During 2014, our stockholders approved an amendment to the Director Plan to increase the number of shares available to 1,200,000. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting one year from the date of grant, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 15,000 and vesting one year from the date of grant. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2015, options to purchase 1,247,500 shares of common stock have been granted under this plan of which 820,000 shares are currently exercisable. As of December 31, 2015, 266,500 shares are available for future grant.
Option activity under the Plans for the years ended December 31, 2013, 2014 and 2015 was as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	7,157,458	$5.70
Granted	1,220,910	2.53
Exercised	(3,000)	2.35
Cancelled	(863,554)	4.82
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,150,119	2.47
Exercised	—	—
Cancelled	(937,319)	5.06
Outstanding as of December 31, 2014	7,724,614	$4.89
Granted	1,513,850	1.25
Exercised	—	—
Cancelled	(932,514)	4.82
Outstanding as of December 31, 2015	8,305,950	$4.24
Exercisable as of December 31, 2015	5,756,625	$5.12

The following table summarizes information about options outstanding at December 31, 2015:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2015	Weighted Average Exercise Price
$1.16–1.42	1,206,350	9.01	$1.17	7,800	$1.16
1.43–2.35	318,750	8.98	1.70	105,000	1.46
2.36–2.80	1,756,703	6.94	2.55	815,072	2.56
2.81–5.60	2,053,809	2.87	3.89	2,053,809	3.89
5.61–8.40	2,893,338	3.92	6.93	2,697,944	6.86
8.41–9.45	77,000	1.37	9.09	77,000	9.09
	8,305,950	5.21	$4.24	5,756,625	$5.12

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

The aggregate intrinsic value of options outstanding at December 31, 2015 was $1,363. The weighted average grant date fair value of options granted in year ended December 31, 2015, 2014 and 2013 was $0.77, $1.65, and $1.69, per share, respectively. No options were exercised in the years ended December 31, 2015 and 2014. The intrinsic value of options exercised in the year ended December 31, 2013, was $1.
Options vested, expected to vest and exercisable at December 31, 2015 are as follows:
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2015	8,119,246	$4.24	5.21	$1,265
Exercisable at December 31, 2015	5,756,625	$5.12	3.82	$83
The total compensation cost not yet recognized as of December 31, 2015 related to non-vested option awards was $2,545 which will be recognized over a weighted-average period of 2.3 years. During the year ended December 31, 2015, 205,980 shares were forfeited with a weighted average grant date fair value of $1.48 per share and a weighted average exercise price of $2.35 per share. During the year ended December 31, 2015, 726,534 shares expired with a weighted average grant date fair value of $3.30 per share and a weighted average exercise price of $5.52 per share. The weighted average remaining contractual life for options exercisable at December 31, 2015 was 3.8 years.
In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. No restricted stock was granted in 2015 or 2014. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $76, $88 and $187 for the year ended December 31, 2015, 2014 and 2013, respectively.
Restricted stock activity under the equity incentives plan for the year ended December 31, 2015 was as follows:
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	105,665	$2.51
Granted	—	—
Vested	(36,101)	2.51
Cancelled	(10,929)	2.51
Unvested as of December 31, 2015	58,635	$2.51

The fair value of restricted stock vested in 2015, 2014 and 2013 was $78, $78 and $206, respectively.
In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its chief operating officer’s (the “COO’s”) employment agreement

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through December 31, 2015 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.
In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In 2011, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued to 2,400,000. As of December 31, 2015, 2,146,540 shares have been purchased and 253,460 shares are available for future sale under the Purchase Plan. We recognized share-based compensation expense related to the Purchase Plan of $60, $58 and $124 for the year ended December 31, 2015, 2014 and 2013, respectively.
10. INCOME TAXES
There was no current or deferred tax expense for the years ended December 31, 2015, 2014 or 2013 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.
The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2015, 2014 and 2013:
	2015	2014	2013
Income tax (benefit) expense at statutory rate	$(4,683)	$(7,953)	$(8,364)
State tax (benefit) expense, net of Federal tax (benefit) expense	(677)	(1,154)	(901)
Permanent items	239	383	516
Effect of change in valuation allowance and State NOL expiration	4,945	9,402	10,862
Tax credits	(74)	(678)	(2,113)
Other	250	—	—
Tax expense (benefit)	$—	$—	$—

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES (Continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2015 and 2014:
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$125,599	$115,747
Tax credit carryforwards	25,036	24,962
Equity based compensation	9,176	8,558
Book depreciation in excess of tax	35	1,352
Reserves and accruals	276	52
Deferred revenue	1,796	6,115
Loss on investment	—	194
Other	26	19
	161,944	156,999
Valuation allowance	(161,944)	(156,999)
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Total valuation allowance increased by $4,945 for the year ended December 31, 2015. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal and state net operating loss (“NOL”), net capital loss, and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2015.
As of December 31, 2015, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $357,122, $176,712 and $27,750 respectively, which expire at various dates through 2035. Approximately $15,020 of our federal NOL and $868 of our state NOL were generated from excess tax deductions from share-based awards, the tax benefit of which will be credited to additional paid-in-capital when the deductions reduce current taxes payable.
As of December 31, 2015, and 2014 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2012 through 2015 and our state tax returns for the tax years 2012 through 2015 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.
Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES (Continued)

public groups in the stock of a corporation by more than 50 percentage points over a three year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2016, to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.
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
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre-clinical research. The costs associated with this action were comprised of severance payments of  $662 and benefits continuation costs of  $74. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of  $417 was paid by March 31, 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 related to the modification of employee stock options, and $280 for impairment of property and equipment impacted by the restructuring.
12. COMMITMENTS AND CONTINGENCIES
Leases
We lease a facility under a non-cancelable operating lease that terminates on July 31, 2020 and the minimum lease commitment for our leased facility is as follows:
YEAR ENDING DECEMBER 31,	OPERATING LEASES
2016	$529
2017	488
2018	484
2019	499
Thereafter	296
Total minimum lease payments	$2,296

Rent expense under our non-cancelable operating lease was approximately $1,569 for the year ended December 31, 2015, and $2,866 for the years ended December 31, 2014 and 2013.
In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455. The lease obligation for the new facility is included in the table above.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. CONCENTRATION OF CREDIT RISK
Revenue from one customer represented approximately 49% of total revenue during 2015, 49% in 2014 and 53% in 2013. Revenue from another customer represented approximately 51% of total revenue during 2015, 51% in 2014, and 36% in 2013. Revenue from an additional customer for whom we completed a one-time research project represented approximately 11% of total revenue during 2013.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2015
Net revenues	$2,785	$3,004	$2,653	$2,797
Net loss	(4,551)	(4,017)	(2,354)	(2,852)
Basic and diluted net loss per share:
Net loss per share	$(0.07)	$(0.06)	$(0.04)	$(0.05)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2014
Net revenues	$2,676	$2,901	$2,662	$3,015
Net loss	(7,141)	(6,339)	(6,399)	(3,512)
Basic and diluted earnings (loss) per share:
Net loss per share	$(0.11)	$(0.10)	$(0.10)	$(0.06)
15. SUBSEQUENT EVENT
On February 26, 2016 the Company entered into definitive stock purchase agreements with certain institutional and accredited investors for the sale of approximately 8,030,000 shares of our common stock and non-transferable options to purchase up to approximately 3,570,000 shares of our common stock for aggregate proceeds of approximately $15.3 million. Each option is exercisable for $2.50 per share, and if all options were to be exercised it would result in additional proceeds of approximately $8.9 million. All options will expire on the first anniversary of a “Regulatory Event,” which we define as the public announcement by us of the outcome of the pre-planned interim assessment to be conducted by the data monitoring committee of the METIV-HCC trial as set forth in the Special Protocol Assessment with the United States Food and Drug Administration.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of stockholders to be held on May 24, 2016, as summarized below:
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

3. EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 2, 2011 (File No. 000-21429) and incorporated herein by reference.
3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.3*	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix C to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.4*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5*	Employment Agreement between the Company and Peter S. Lawrence dated April 13, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.
10.6+	Exclusive License Agreement by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.
10.7*	Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Peter S. Lawrence. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429) and incorporated herein by reference.
10.8*	Form of Incentive Stock Option Agreement. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.9*	Form of Non-Statutory Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.10*	Second Amendment to Employment Agreement, dated April 14, 2008, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Company’s Current Report on
Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated herein by reference.
10.11*	Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo
Pucci. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 18,
2008 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.12+	Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.22 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.13+	License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.23 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.14+	Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between
ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Current
Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009 (File
No. 000-21429) and incorporated herein by reference.
10.15*	Amendment to Employment Agreement, dated as of July 15, 2010, by and between the
Company and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2010 filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.16*	Form of Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.17*	Form of Restricted Stock Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.18+	Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14, 2011 (File No. 000-21429) and incorporated herein by reference.
10.19*	Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-21429) and incorporated herein by reference.
10.20*	Amendment to Employment Agreement dated as of February 23, 2012 by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s
Current Report on Form 8-K filed on February 27, 2012 (File No. 000-21429) and incorporated herein by reference.
10.21+	License and Co-Commercialization Agreement, dated November 8, 2011, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference.
10.22*	Second Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.23*	Third Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.24*	Second Amendment to Employment Agreement, dated March 8, 2013, by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.25	2014 Equity Incentives Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 11, 2014 (File No. 000-21429) and incorporated herein by reference.
10.26+	Collaborative Research, Development and License Agreement, dated May 4, 2015, by and between ArQule, Inc. and Beryllium. Discovery Corp. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015 (File No. 000-21429) and incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.
101	The following materials from ArQule, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Paolo Pucci Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
/s/ Peter S. Lawrence Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	February 29, 2016
/s/ Robert J. Weiskopf Robert J. Weiskopf	Chief Financial Officer and Treasurer (Principal Accounting Officer)	February 29, 2016
/s/ Patrick J. Zenner Patrick J. Zenner	Director—Chairman of the Board	February 29, 2016
/s/ Timothy C. Barabe Timothy C. Barabe	Director	February 29, 2016
/s/ Susan L. Kelley Susan L. Kelley	Director	February 29, 2016
/s/ Ronald M. Lindsay Ronald M. Lindsay	Director	February 29, 2016
/s/ Michael D. Loberg Michael D. Loberg	Director	February 29, 2016
/s/ William G. Messenger William G. Messenger	Director	February 29, 2016