Form 10-Q
period 2016-03-31
ARQULE INC
filed 2016-05-04
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of April 20, 2016:

Common Stock, par value $.01	71,062,822 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2016

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$19,962	$13,983
Marketable securities-short term	27,680	24,789
Prepaid expenses and other current assets	829	714
Total current assets	48,471	39,486
Property and equipment, net	239	266
Other assets	252	252
Total assets	$48,962	$40,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,391	$6,234
Deferred revenue	3,451	4,591
Total current liabilities	8,842	10,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 71,062,822 and 62,939,780 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	711	629
Additional paid-in capital	526,475	510,664
Accumulated other comprehensive income	32	3
Accumulated deficit	(487,098)	(482,117)
Total stockholders’ equity	40,120	29,179
Total liabilities and stockholders’ equity	$48,962	$40,004

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$1,227	$2,785

Costs and expenses:
Research and development	4,198	4,413
General and administrative	2,044	3,187
Total costs and expenses	6,242	7,600

Loss from operations	(5,015)	(4,815)

Interest income	34	36
Other income	—	228

Net loss	(4,981)	(4,551)

Unrealized gain on marketable securities	29	11
Comprehensive loss	$(4,952)	$(4,540)

Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.07)

Weighted average basic and diluted common shares outstanding	65,489	62,745

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2016	2015
	(IN THOUSANDS)

Cash flows from operating activities:
Net loss	$(4,981)	$(4,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	47
Amortization of premium on marketable securities	26	189
Amortization of deferred gain on sale leaseback	—	(140)
Non-cash stock compensation	594	818
Gain on sale of property and equipment	—	(228)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(115)	525
Accounts payable and accrued expenses	(843)	(1,441)
Deferred revenue	(1,140)	(2,773)
Net cash used in operating activities	(6,432)	(7,554)
Cash flows from investing activities:
Purchases of marketable securities	(13,386)	(3,387)
Proceeds from sale or maturity of marketable securities	10,498	18,570
Additions to property and equipment	—	(52)
Proceeds from sale of property and equipment	—	99
Net cash provided by (used in) investing activities	(2,888)	15,230
Cash flows from financing activities:
Proceeds from stock offering, net	15,185	—
Proceeds from stock option exercises and employee stock plan purchases	114	—
Net cash provided by financing activities	15,299
Net increase in cash and cash equivalents	5,979	7,676
Cash and cash equivalents, beginning of period	13,983	12,525
Cash and cash equivalents, end of period	$19,962	$20,201

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted patient populations, making ArQule a leader among companies our size in precision medicine.

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

On March 22, 2016, we and Daiichi Sankyo announced that the independent data monitoring committee (“DMC”) of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial will continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016 for both the METIV-HCC trial and the JET-HCC trial.

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2016 and 2015, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $6.4 million and $7.6 million, respectively.

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2015 included in our annual report on Form 10-K filed with the SEC on February 29, 2016.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2016, and its results of operations and cash flows for the three months ended March 31, 2016 and March 31, 2015. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. The condensed balance sheet at December 31, 2015, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

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

The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of Phase 3 costs. On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the agreement which is expected to occur in 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the agreement provides that the Company will receive a total of $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company at the time of approval in the US or EU. At March 31, 2016, the Company’s share of these Phase 3 costs totaled $63.3 million. The agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2016 totaled $103.3 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2016 by $63.3 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2016, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $79 was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $10 was recognized as tivantinib Daiichi Sankyo research and development revenue.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by DMC that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. On March 22, 2016, we and Daiichi Sankyo announced that the DMC of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial will continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016.

For the quarters ended March 31, 2016 and 2015, $0.7 million and $1.4 million, respectively, were recognized as net revenue. At March 31, 2016, $2.1 million remains in deferred revenue.

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

In August 2011, Kyowa Hakko Kirin announced the initiation of the Phase 3 ATTENTION trial. Dosing of the first patient in this trial triggered a $10 million milestone payment, which we received in August 2011. The milestone payment was recorded as deferred revenue and is being recognized as revenue using the contingency-adjusted performance model. On February 4, 2014, Kyowa Hakko Kirin announced the initiation of the Phase 3 JET-HCC trial. There were no milestone payments associated with the initiation of this trial.

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of March 31, 2016, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

Through December 2015, revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through April 2016. As noted for the Daiichi Sankyo tivantinib program, the estimated development period for the METIV-HCC study was reviewed and extended to December 2016 in the first quarter of 2016. Similarly, the estimated development period for the Kyowa Hakko Kirin Phase 3 JET-HCC trial was reviewed and also extended to December 2016.

For the quarters ended March 31, 2016 and 2015, $0.5 million and $1.4 million, respectively, were recognized as revenue. At March 31, 2016, $1.4 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2016 and December 31, 2015:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$27,648	$33	$(1)	$27,680
Total available-for-sale marketable securities	$27,648	$33	$(1)	$27,680

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$24,786	$13	$(10)	$24,789
Total available-for-sale marketable securities	$24,786	$13	$(10)	$24,789

Our available-for-sale marketable securities in a loss position at March 31, 2016, and December 31, 2015 were in a continuous unrealized loss position for less than 12 months.

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

	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15,976	$15,976	$—	$—
Corporate debt securities-short term	27,680	—	27,680	—
Total	$43,656	$15,976	$27,680	$—

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,800	$11,800	$—	$—
Corporate debt securities-short term	24,789	—	24,789	—
Total	$36,589	$11,800	$24,789	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Accounts payable	$357	$186
Accrued payroll	914	1,956
Accrued outsourced pre-clinical and clinical fees	3,644	3,273
Accrued professional fees	247	516
Other accrued expenses	229	303
	$5,391	$6,234

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three months ended March 31, 2016, include 9,477,198 shares that would be issued upon the exercise of outstanding employee stock options and 3,567,956 shares that would be issued upon exercise of the stock options issued in our February 26, 2016 stock offering. Potential common shares, for the three months ended March 31, 2015, include 8,854,193 shares that would be issued upon the exercise of outstanding employee stock options.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2016 and 2015.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2016	2015
Research and development	$190	$271
General and administrative	404	547
Total stock-based compensation expense	$594	$818

In the three months ended March 31, 2016 and 2015, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2016 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	8,305,950	$4.24
Granted	1,472,000	1.79
Exercised	(97,498)	1.16
Cancelled	(203,254)	3.95
Outstanding as of March 31, 2016	9,477,198	$3.89

Exercisable as of March 31, 2016	6,383,542	$4.93

The aggregate intrinsic value of options outstanding at March 31, 2016 was $472 and $102 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2016 and 2015 was $1.12 and $0.71 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2016 was $60.

Shares vested, expected to vest and exercisable at March 31, 2016 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2016	9,304,672	$3.89	5.7	$452
Exercisable at March 31, 2016	6,383,542	$4.93	4.1	$102

The total compensation cost not yet recognized as of March 31, 2016 related to non-vested option awards was $3.7 million, which will be recognized over a weighted-average period of 2.8 years. During the three months ended March 31, 2016, 126,036 shares expired and 2,218 shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2016 was 4.1 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through March 31, 2016, 82,617 shares have been forfeited, and 130,804 shares have vested. We recognized share-based compensation expense related to restricted stock of $22 and $33 for the three months ended March 31, 2016 and 2015, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2016 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	58,635	$2.51
Vested	(29,306)	2.51
Cancelled	(53)	2.51
Unvested as of March 31, 2016	29,276	$2.51

The fair value of restricted stock that vested in the three months ended March 31, 2016 and 2015 was $47 and $79, respectively.

In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vested annually over the following three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets.

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

Through March 31, 2016 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

7. STOCK OFFERING

On February 26, 2016 the Company entered into definitive stock purchase agreements with certain institutional and accredited investors. In conjunction with this stock offering we issued 8,027,900 shares of our common stock and non-transferable options for 3,567,956 shares of our common stock for aggregate net proceeds of $15.2 million. Each option is exercisable for $2.50 per share and expires on March 22, 2017.  If all options were to be exercised it would result in additional proceeds of approximately $8.9 million.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial position and results of operations.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We evaluated this ASU and determined that it did not have a material impact on our financial position or results of operations.

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

9. INCOME TAXES

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

At March 31, 2016 and December 31, 2015, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2012 through 2015 and our state tax returns for the tax years 2012 through 2015 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes contained in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our proprietary clinical-stage pipeline consists of four drug candidates, all of which are in targeted patient populations, making ArQule a leader among companies our size in precision medicine.

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

We completed patient accrual in the METIV-HCC trial in December 2015 and have randomized over 300 patients at more than 100 clinical sites worldwide. On March 22, 2016, we and Daiichi Sankyo announced that the independent data monitoring committee (“DMC”) of the METIV-HCC study conducted the planned interim assessment, and it was determined that the trial will continue to its final analysis. The interim assessment was triggered when at least 60 percent of the target number of events occurred. The final analysis will take place when 100 percent of the target number of events occurs, which we currently expect to be in late 2016 or early 2017. The METIV-HCC trial is being conducted under a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).

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

Under our agreement with the National Human Genome Research Institute of the NIH, a Phase 1 clinical trial investigating ARQ 092 as a potential treatment for Proteus syndrome, a rare overgrowth disorder caused by a mutation in the AKT 1 gene, began enrolling patients in November 2015. A Phase 1b clinical trial for ARQ 092 has completed enrollment in lymphoma, endometrial cancers and in cancers harboring AKT 1 and PI3K mutations. Thus far in this enriched cohort of the trial, we have observed five patients with confirmed responses, three of which had the same AKT 1 mutation that occurs in Proteus syndrome and one of which had a PI3K mutation. Clinical development of ARQ 087 has advanced into Phase 2 for intrahepatic cholangiocarcinoma (“iCCA”) following the observation of two confirmed partial responses in this patient population in the Phase 1 portion of the trial. Additional testing is on-going in solid tumors as part of a Phase 1b expansion cohort of this trial. ARQ 761 is currently in a Phase 1b clinical trial for solid tumors and Phase 1b/2 for pancreatic cancer.

We have incurred a cumulative deficit of approximately $487 million from inception through March 31, 2016. We recorded a net loss for 2014 and 2015 and expect a net loss for 2016.

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

On December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and commercialization of tivantinib in human cancer indications. The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of the Phase 3 costs. Upon commercialization, we will receive tiered, double-digit royalties from Daiichi Sankyo on net sales of tivantinib commensurate with the magnitude of the transaction. On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the Agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the Agreement which is expected to occur in 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the Agreement provides that the Company will receive a total of $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company which the Company expects to total approximately $75 million to $85 million at the time of approval in the US or EU. The Agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.

We and Daiichi Sankyo will share equally the costs of Phase 2 and Phase 3 clinical studies, with our share of Phase 3 costs payable solely from milestone and royalty payments by Daiichi Sankyo.

The dosing of the first patient in the Phase 3 MARQUEE clinical trial of tivantinib in NSCLC, announced in January 2011, triggered the payment of a $25 million development milestone from Daiichi Sankyo that was received in February 2011. Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the independent data monitoring committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. On March 22, 2016, we and Daiichi Sankyo announced that the independent data monitoring committee (“DMC”) of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial will continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 20156 totaled $103.3 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2016 by $63.3 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2016, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $79 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $10 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue.

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

Through December 2015, revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through April 2016. As noted for the Daiichi Sankyo tivantinib program, the estimated development period for the METIV-HCC study was reviewed and extended to December 2016 in the first quarter of 2016. Similarly, the estimated development period for the Kyowa Hakko Kirin Phase 3 JET-HCC trial was reviewed and also extended to December 2016.

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of March 31, 2016, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future.

Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2016	2015	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$47.6	$38.8	8.8	23%
Working capital	39.6	28.7	10.9	38%

	Q1 2016	Q1 2015	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(6.4)	$(7.6)	$1.2
Investing activities	(2.9)	15.2	(18.1)
Financing activities	15.3	—	15.3

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2016 and 2015, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $6.4 million and $7.6 million, respectively.

Cash flow from investing activities. Our net cash used by investing activities of $2.9 million for the quarter ended March 31, 2016, was comprised of net purchases of marketable securities. Our net cash provided by investing activities of $15.2 million for the quarter ended March 31, 2015 was comprised primarily of net sales of marketable securities of $15.1 million and proceeds from the sale of property and equipment of $0.1 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities of $15.3 million for the quarter ended March 31, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of $15.2 million and $0.1 million from stock option exercises and employee stock plan purchases.

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

On February 26, 2016 the Company entered into definitive stock purchase agreements with certain institutional and accredited investors. In conjunction with this stock offering we issued 8,027,900 shares of our common stock and non-transferable options for 3,567,956 shares of our common stock for aggregate net proceeds of $15.2 million. Each option is exercisable for $2.50 per share and expires on March 22, 2017.  If all options were to be exercised it would result in additional proceeds of approximately $8.9 million.

In light of the $15.2 million we received from the February 26, 2016 stock purchase agreements, we anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2016, and financial support from our collaboration agreements will be sufficient to finance our working capital and capital requirements into 2018.

Our contractual obligations were comprised of the following as of March 31, 2016 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,166	$533	$1,464	$169	$—
Purchase obligations	3,644	3,644	—	—	—
Total	$5,810	$4,177	$1,464	$169	$—

In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of March 31, 2016 our portion of these costs was $63.3 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2015 on Form 10-K filed with the SEC on February 29, 2016.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2016 and 2015:

Revenue

			Increase (decrease)
	2016	2015	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$1.2	$2.8	$(1.6)	(56)%

Research and development revenue in the three months ended March 31, 2016 and 2015 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The revenue decreases in the quarter ended March 31, 2016 of $0.6 million from our Daiichi Sankyo METIV-HCC trial and $1.0 million from our Kyowa Hakko Kirin JET-HCC trial were due to the extension of the development period through December 31, 2016 for both programs.

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

Revenue for this agreement is recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the DMC that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. On March 22, 2016, we and Daiichi Sankyo announced that the DMC of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial will continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016.

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2016 totaled $103.3 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2015 by $63.3 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended March 31, 2016, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $79 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue. For the quarter ended March 31, 2015, our non-Phase 3 tivantinib collaboration costs incurred exceeded those of Daiichi Sankyo’s and $10 thousand was recognized as tivantinib Daiichi Sankyo research and development revenue.

Research and development

			Increase (decrease)
	2016	2015	$	%
	(in millions)
For the three months ended March 31:
Research and development	$4.2	$4.4	$(0.2)	(5%)

Research and development expense in the quarter ended March 31, 2016 decreased by $0.2 million primarily due to lower facility costs of $0.3 million and lower labor related costs of $0.2 million from reduced headcount. These decreases were partially offset by increased outsourced clinical and product development costs of $0.3 million. At March 31, 2016 we had 21 employees dedicated to our research and development program compared to 23 at March 31, 2015.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2016	Program-to- date
Met program—Tivantinib	Phase 3	$0.2	$84.8

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2016 by $63.3 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2016	2015	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$2.0	$3.2	$(1.2)	(36)%

General and administrative expense decreased in the first quarter of 2016 principally due to lower facility expenses of $0.9 million and labor related costs of $0.2 million. General and administrative headcount was 16 at March 31, 2016, compared to 17 at March 31, 2015.

Interest income and other income

			Increase (decrease)
	2016	2015	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$34	$36	$(2)	(6)%
Other income	—	228	(228)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the first quarter of 2016 primarily due to a decrease in our portfolio balance. Other income in the first quarter of 2015 includes a $228 thousand gain from the sale of property and equipment.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements please read Note 8, Recent Accounting Pronouncements to our financial statements included in this report.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent the judgment of the Company as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1	Form of Securities Purchase Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016 (File No. 000-21429) and incorporated herein by reference.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 4, 2016	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

