Form 10-Q
period 2016-06-30
ARQULE INC
filed 2016-08-03
CIK 1019695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☒

Number of shares outstanding of the registrant’s Common Stock as of July 20, 2016:

Common Stock, par value $.01	71,106,954 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2016

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$17,454	$13,983
Marketable securities-short term	25,661	24,789
Prepaid expenses and other current assets	420	714
Total current assets	43,535	39,486
Property and equipment, net	228	266
Other assets	252	252
Total assets	$44,015	$40,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable and accrued expenses	$6,235	$6,234
Deferred revenue	2,301	4,591
Total current liabilities	8,536	10,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 71,106,224 and 62,939,780 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	711	629
Additional paid-in capital	526,934	510,664
Accumulated other comprehensive income	32	3
Accumulated deficit	(492,198)	(482,117)
Total stockholders’ equity	35,479	29,179
Total liabilities and stockholders’ equity	$44,015	$40,004

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2016	2015	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$1,072	$3,004	$2,299	$5,789

Costs and expenses:
Research and development	4,337	4,327	8,535	8,740
General and administrative	1,887	2,776	3,931	5,963
Total costs and expenses	6,224	7,103	12,466	14,703

Loss from operations	(5,152)	(4,099)	(10,167)	(8,914)

Interest income	52	28	86	64
Other income	—	54	—	282

Net loss	(5,100)	(4,017)	(10,081)	(8,568)

Unrealized gain (loss) on marketable securities	—	(8)	29	3
Comprehensive loss	$(5,100)	$(4,025)	$(10,052)	$(8,565)

Basic and diluted net loss per share:
Net loss per share	$(0.07)	$(0.06)	$(0.15)	$(0.14)

Weighted average basic and diluted common shares outstanding	71,062	62,754	68,275	62,747

The accompanying notes are an integral part of these interim unaudited financial statements

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(10,081)	$(8,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	91
Amortization of premium on marketable securities	40	322
Amortization of deferred gain on sale leaseback	—	(232)
Non-cash stock compensation	1,015	1,240
Gain on sale of property and equipment	—	(282)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	294	1,196
Accounts payable and accrued expenses	1	(1,210)
Deferred revenue	(2,290)	(5,513)
Net cash used in operating activities	(10,968)	(12,956)
Cash flows from investing activities:
Purchases of marketable securities	(21,648)	(11,807)
Proceeds from sale or maturity of marketable securities	20,765	26,339
Additions to property and equipment	(15)	(280)
Proceeds from sale of property and equipment	—	228
Net cash provided by (used in) investing activities	(898)	14,480
Cash flows from financing activities:
Proceeds from stock offering, net	15,174	—
Proceeds from employee stock option exercises and employee stock purchase plan purchases	163	62
Net cash provided by financing activities	15,337	62
Net increase in cash and cash equivalents	3,471	1,586
Cash and cash equivalents, beginning of period	13,983	12,525
Cash and cash equivalents, end of period	$17,454	$14,111

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our clinical-stage pipeline consists of five drug candidates, all of which are in targeted patient populations, making ArQule a leader among companies our size in precision medicine.

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. Our clinical-stage candidates include: ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; ARQ 092, a selective inhibitor of the AKT serine/threonine kinase; ARQ 751, a next generation AKT inhibitor; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQO1-mediated programmed cancer cell necrosis. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and scientific literature. In addition, we have advanced ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, into toxicology testing and plan to file an Investigational New Drug Application in early 2017.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2016 and 2015, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $11.0 million and $13.0 million, respectively.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and June 30, 2015, and its cash flows for the six months ended June 30, 2016 and June 30, 2015. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. The condensed balance sheet at December 31, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

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

The agreement provides for a $60 million cash upfront licensing payment from Daiichi Sankyo to us, which we received in December 2008, and an additional $560 million in potential development and sales milestone payments offset by our share of Phase 3 costs. On November 3, 2015, the Company announced that it had exercised its option with Daiichi Sankyo to co-commercialize tivantinib in the United States (the “Co-Commercialization Option”), pursuant to the agreement. Subject to the receipt of regulatory approvals, the first commercial indication for tivantinib under the Co-Commercialization Option is anticipated to be second line HCC. The parties have a prescribed period to conclude a co-commercialization agreement in accordance with the terms of the agreement which is expected to occur in 2016. If the METIV-HCC trial is successful, and tivantinib is approved in second line HCC, the agreement provides that the Company will receive a total of $55 million in milestone payments for the official acceptance of drug approval applications by FDA and the European Medicines Agency (“EMA”) in this first indication, plus an additional $100 million in combined milestones tied to receipt of commercialization regulatory approval by the FDA and the first commercial sale in the UK, Germany, France, Italy or Spain. These milestones, totaling $155 million, will be partially offset by Phase 3 costs owed to Daiichi Sankyo by the Company at the time of approval in the US or EU. At June 30, 2016, the Company’s share of these Phase 3 costs totaled $64.7 million. The agreement also provides that the Company will receive tiered double digit royalties on net sales of tivantinib throughout the territory. Given the anticipated commercial market for second line HCC, the Company expects to earn royalties on net sales for this indication at the baseline contractual rate of 20 percent.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2016 totaled $104.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2016 by $64.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2016, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $78 was recognized as research and development contra-revenue. For the six months ended June 30, 2016, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

For the three months and six months ended June 30, 2016, $0.6 million and $1.4 million, respectively, were recognized as net revenue. For the three months and six months ended June 30, 2015, $1.6 million and $2.9 million, respectively, were recognized as net revenue. At June 30, 2016, $1.4 million remains in deferred revenue.

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

In addition to the upfront and possible regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. The Company will recognize the payments, if any, as revenue in accordance with the contingency-adjusted performance model. As of June 30, 2016, the Company had not recognized any revenue from these sales milestone payments, and there can be no assurance that it will do so in the future.

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

For the three months and six months ended June 30, 2016, $0.5 million and $0.9 million, respectively, were recognized as revenue. For the three months and six months ended June 30, 2015, $1.4 million and $2.8 million, respectively, were recognized as revenue. At June 30, 2016, $0.9 million remains in deferred revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2016 and December 31, 2015:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$25,629	$34	$(2)	$25,661
Total available-for-sale marketable securities	$25,629	$34	$(2)	$25,661

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$24,786	$13	$(10)	$24,789
Total available-for-sale marketable securities	$24,786	$13	$(10)	$24,789

Our available-for-sale marketable securities in a loss position at June 30, 2016, and December 31, 2015 were in a continuous unrealized loss position for less than 12 months.

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

	June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15,051	$15,051	$—	$—
Corporate debt securities-short term	25,661	—	25,661	—
Total	$40,712	$15,051	$25,661	$—

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,800	$11,800	$—	$—
Corporate debt securities-short term	24,789	—	24,789	—
Total	$36,589	$11,800	$24,789	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accounts payable	$313	$186
Accrued payroll	1,288	1,956
Accrued outsourced pre-clinical and clinical fees	4,098	3,273
Accrued professional fees	307	516
Other accrued expenses	229	303
	$6,235	$6,234

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three and six months ended June 30, 2016, include 9,189,198 shares that would be issued upon the exercise of outstanding employee stock options and 3,567,956 shares that would be issued upon exercise of the stock options issued in our February 26, 2016 stock offering. Potential common shares, for the three months and six months ended June 30, 2015, include 8,791,732 shares that would be issued upon the exercise of outstanding employee stock options.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the six months ended June 30, 2016 and 2015.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$109	$124	$299	$396
General and administrative	312	298	716	844
Total stock-based compensation expense	$421	$422	$1,015	$1,240

In the three and six months ended June 30, 2016 and 2015, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2016 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	8,305,950	$4.24
Granted	1,609,000	1.78
Exercised	(97,498)	1.16
Cancelled	(628,254)	5.31
Outstanding as of June 30, 2016	9,189,198	$3.77

Exercisable as of June 30, 2016	6,103,542	$4.78

The aggregate intrinsic value of options outstanding at June 30, 2016 was $1,023 including $203 related to exercisable options. The weighted average grant date fair value of options granted in the six months ended June 30, 2016 and 2015 was $1.10 and $0.77 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2016 was $60.

Shares vested, expected to vest and exercisable at June 30, 2016 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2016	9,020,805	$3.77	5.8	$979
Exercisable at June 30, 2016	6,103,542	$4.78	4.2	$203

The total compensation cost not yet recognized as of June 30, 2016 related to non-vested option awards was $3.4 million, which will be recognized over a weighted-average period of 2.7 years. During the six months ended June 30, 2016, 551,036 shares expired and 2,218 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2016 was 4.2 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through June 30, 2016, 82,617 shares have been forfeited, and 130,804 shares have vested. We recognized share-based compensation expense related to restricted stock of $39 and $42 for the six months ended June 30, 2016 and 2015, respectively.

Restricted stock activity under the Plan for the six months ended June 30, 2016 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	58,635	$2.51
Vested	(29,306)	2.51
Cancelled	(53)	2.51
Unvested as of June 30, 2016	29,276	$2.51

The fair value of restricted stock vested in the six months ended June 30, 2016 and 2015 was $56 and $58, respectively.

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

Through June 30, 2016, no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.

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

At June 30, 2016 and December 31, 2015, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2012 through 2015 and our state tax returns for the tax years 2012 through 2015 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

We are a biopharmaceutical company engaged in the research and development of innovative therapeutics to treat cancers and rare diseases. Our mission is to discover, develop and commercialize novel small molecule drugs in areas of high unmet need that will dramatically extend and improve the lives of our patients. These drugs target biological pathways implicated in a wide range of cancers and certain non-oncology indications. Our discovery and development efforts are guided, when possible, by an understanding of the role of biomarkers, which are indicators of a particular biological condition or process and may predict the clinical benefit of our compounds in defined patient populations. Our clinical-stage pipeline consists of five drug candidates, all of which are in targeted patient populations, making ArQule a leader among companies our size in precision medicine.

ArQule has a long history of kinase drug discovery and development, having discovered and introduced nine kinase inhibitors into human clinical trials. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward either directly or with collaborators and to interrogate our library against new targets beyond kinases.

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. Our clinical-stage candidates include: ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (“FGFR”) family; ARQ 092, a selective inhibitor of the AKT serine/threonine kinase; ARQ 751, a next generation AKT inhibitor; and ARQ 761, a Beta lapachone analog being evaluated in investigator-sponsored testing as a promoter of NQO1-mediated programmed cancer cell necrosis. Specific tumor types and biomarkers have been identified to guide our clinical testing, based on analyses of Phase 1a anti-cancer activity in humans, preclinical findings and scientific literature. In addition, we have advanced ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, into toxicology testing and plan to file an Investigational New Drug Application in early 2017.

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

We have incurred a cumulative deficit of approximately $492 million from inception through June 30, 2016. We recorded a net loss for 2014 and 2015 and expect a net loss for 2016.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2016 totaled $104.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2016 by $64.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2016, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $78 thousand was recognized as research and development contra-revenue. For the six months ended June 30, 2016, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of June 30, 2016, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future.

Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2016	2015	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$43.1	$38.8	$4.3	11%
Working capital	35.2	28.7	6.5	23%

	Six Months Ended
	June 30, 2016	June 30, 2015	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(11.0)	$(13.0)	$2.0
Investing activities	(0.9)	14.5	(15.4)
Financing activities	15.3	0.1	15.2

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2016 and 2015, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $11.0 million and $13.0 million, respectively.

Cash flow from investing activities. Our net cash used by investing activities of $0.9 million for the six months ended June 30, 2016, was comprised primarily of net purchases of marketable securities. Our net cash provided by investing activities of $14.5 million for the six months ended June 30, 2015 was comprised primarily of net sales of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities of $15.3 million for the six months ended June 30, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of $15.2 million and $0.1 million from stock option exercises and employee stock plan purchases. Our net cash provided by financing activities of $0.1 million for the six months ended June 30, 2015, was from employee stock plan purchases.

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

In light of the $15.2 million we received from the February 26, 2016 stock purchase agreements, we anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2016, and financial support from our collaboration agreements will be sufficient to finance our working capital and capital requirements into 2018.

Our contractual obligations were comprised of the following as of June 30, 2016 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,035	$518	$1,475	$42	$—
Purchase obligations	4,098	4,098	—	—	—
Total	$6,133	$4,616	$1,475	$42	$—

In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. The obligations for this new facility are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support the Company’s research efforts. Under our tivantinib collaboration with Daiichi Sankyo, our share of Phase 3 costs are payable solely from future milestones and royalties. As of June 30, 2016 our portion of these costs was $64.7 million and is excluded from the table above. These costs are netted against any future milestones and royalties due to us. Daiichi Sankyo has the right to offset future milestone and royalty payments by this amount.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2016 and 2015:

Revenue

			Increase (decrease)
	2016	2015	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$1.1	$3.0	$(1.9)	(64)%

For the six months ended June 30:
Research and development revenue	$2.3	$5.8	$(3.5)	(60)%

Research and development revenue in the three and six months ended June 30, 2016 and 2015 is comprised of revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The revenue decreases in the quarter ended June 30, 2016 of $1.0 million from our Daiichi Sankyo METIV-HCC trial and $0.9 million from our Kyowa Hakko Kirin JET-HCC trial were principally due to the March 2016 extension of the development period through December 31, 2016 for both programs. The revenue decreases in the six months ended June 30, 2016 of $1.6 million from our Daiichi Sankyo METIV-HCC trial and $1.9 million from our Kyowa Hakko Kirin JET-HCC trial were also principally due to the extension of the development period through December 31, 2016.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2016 totaled $104.7 million. We received a milestone of $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2016 by $64.7 million which will be netted against future milestones and royalties, if any, when earned and has not been reported as contra-revenue.

For the quarter ended June 30, 2016, our non-Phase 3 tivantinib collaboration costs incurred were less than those of Daiichi Sankyo’s and $78 thousand was recognized as research and development contra-revenue. For the six months ended June 30, 2016, no research and development revenue was recognized related to our non-Phase 3 tivantinib collaboration as our costs incurred were offset by an equal amount of contra-revenue.

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

Research and development

			Increase (decrease)
	2016	2015	$	%
	(in millions)
For the three months ended June 30:
Research and development	$4.3	$4.3	$—	—%

For the six months ended June 30:
Research and development	$8.5	$8.7	$(0.2)	(2)%

Research and development expense remained constant in the quarters ended June 30, 2016 and 2015. The increase in outsourced clinical and product development costs of $0.4 million were offset by lower labor and related costs of $0.3 million and facility costs reductions of $0.1 million.

Research and development expense in the six months ended June 30, 2016 decreased by $0.2 million. Decreased labor and related costs of $0.5 million and facility costs of $0.5 million were partially offset by increased outsourced clinical and product development costs of $0.8 million.

At June 30, 2016 and 2015 we had 21 employees dedicated to our research and development program.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Six Months Ended June 30, 2016	Program-to- date
Met program—Tivantinib	Phase 3	$(0.1)	$84.8

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we share development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2016 by $64.7 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2016	2015	$	%
	(in millions)

For the three months ended June 30:
General and administrative	$1.9	$2.8	$(0.9)	(32)%

For the six months ended June 30:
General and administrative	$3.9	$6.0	$(2.1)	(34)%

General and administrative expense decreased in the quarter ended June 30, 2016 principally due to lower facility costs of $0.7 million and professional fees of $0.2 million.

General and administrative expense decreased in the six months ended June 30, 2016 principally due to lower facility costs of $1.6 million, labor related costs of $0.2 million and professional fees of $0.2 million.

General and administrative headcount was 14 at June 30, 2016, compared to 15 at June 30, 2015.

Interest income, interest expense and other income (expense)

			Increase (decrease)
	2016	2015	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$52	$28	$24	86%
Other income	—	54	(54)	(100)%

For the six months ended June 30:
Interest income	$86	$64	$22	34%
Other income	—	282	(282)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and six month periods ended June 30, 2016 primarily due to an increase in our portfolio balance resulting from our $15.2 million stock offering on February 26, 2016. Other income in the three and six month periods ended June 30, 2015 includes gains of $54 thousand and $282 thousand, respectively, from the sale of property and equipment.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1	Third Amendment to Employment Agreement dated as of April 14, 2016, by and between ArQule, Inc. and Paolo Pucci, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.

10.2	Fourth Amendment to Employment Agreement dated as of April 14, 2016, by and between ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.

10.3	Third Amendment to Employment Agreement dated as of April 14, 2016, by and between ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.

32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.

101	Interactive Data File

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 3, 2016	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

