Form 10-K
period 2016-12-31
ARQULE INC
filed 2017-03-09
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 COMMISSION FILE NUMBER: 000-21429
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was: $135,046,201.
There were 71,136,642 shares of the registrant’s common stock outstanding as of February 24, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2017 which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part III of the Form 10-K.

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
ArQule has a long history of kinase drug discovery and development, having discovered and introduced nine kinase inhibitors into clinical trials. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward and to interrogate our library against new targets beyond kinases either directly or with collaborators.
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:
•
ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in Phase 2 for intrahepatic cholangiocarcinoma (iCCA) and in Phase 1b for multiple oncology indications;

•
ARQ 092, a selective inhibitor of the AKT serine/threonine kinase, in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•
ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation;

•
ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, planned to advance to Phase 1 by Q3 2017; and

•
ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

Our most advanced partnered asset is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), have been implementing a worldwide clinical development program with tivantinib. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin.

Our METIV-HCC trial was a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint was overall survival (OS) in the intent-to-treat (ITT) population, and the secondary endpoint was progression-free survival (PFS) in the same population. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving OS.
A second Phase 3 clinical trial with tivantinib known as JET-HCC is ongoing in Japan. JET-HCC is a pivotal, randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin. The primary endpoint is PFS in the ITT population. Kyowa Hakko Kirin has enrolled approximately 190 patients in the study. We expect to receive final results of this study in late Q1 or early Q2 2017.
BUSINESS STRATEGY
Our strategy is to build a commercial-stage biotechnology company that discovers, develops, and commercializes safe, innovative, and effective small molecule drugs in the fields of oncology and rare diseases. Specifically, we intend to accomplish this through the following activities:
•
Focus on cancer, a market with large unmet need. Cancer is the second most common cause of death in the U.S. According to the American Cancer Society, in 2016 approximately 595,000 cancer-related deaths were projected to occur and more than 1.6 million new cases of cancer were projected to be diagnosed in the U.S. Demographic trends and improved screening are expected to increase the rate of cancer diagnoses, as approximately 86 percent of cancers occur in the over-50-year-old population. We plan to launch two new oncology trials this year, the first in a registrational Phase 3 trial with our FGFR inhibitor, ARQ 087, and the second in a Phase 1 study with our BTK inhibitor, ARQ 531.

•
Pursue precision medicine. We focus on precision medicine approaches with our proprietary pipeline to define patient populations with the highest likelihood of benefitting from our therapies based on our insights into functional biomarkers, with the goal of achieving greater speed, efficiency and enhanced outcomes in the development process. All of our drug candidates are being developed in clinical trials with biomarker-defined populations.

•
Expand into rare diseases. We have expanded beyond oncology into rare disease indications to target areas of high unmet that also provide the opportunity for accelerated development. We are planning to launch a Phase 1/2 trial in PROS in Q2 of 2017.

•
Interrogate preclinical programs and proprietary library. We have and continue to interrogate our most advanced preclinical programs and our library of proprietary compounds to support the advancement of new molecules into preclinical and clinical testing. Our most advanced preclinical compound, ARQ 531, is scheduled to enter the clinic by Q3 2017.

•
Benefit from the resources and strength of collaborators. We pursue alliances for our programs with pharmaceutical and biotechnology companies, as well as research institutions and independent investigators, to finance growth, offset spending, balance risk, and gain expertise.

•
Seek targeted business development opportunities. In the near term, resources will be focused principally on the advancement of our proprietary pipeline. However, we continue to actively assess a range of corporate and business development opportunities that could enhance our oncology and rare disease development strategy and provide opportunities not available to us through internal growth.

•
Expand patent estate. We actively pursue broad IP protection for our compounds and other intellectual property and employ strategies for expansive protection and lifecycle management of our programs.

PRODUCT DEVELOPMENT PROGRAMS
The chart below displays our lead product development programs and their stages of development.
PROPRIETARY PRODUCT PIPELINE
FGFR Program: ARQ 087
Overview
ARQ 087 is an investigational, oral, multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases with demonstrated activity in FGFR2 genetic alterations, including fusions. Fibroblast growth factors and their receptors tightly regulate key cellular behaviors, such as proliferation, cell differentiation, cell migration, cell survival and angiogenesis. FGFR dysregulation has been identified as a driver in a number of cancers, including iCCA, cholangiocarcinoma, bladder, endometrial, breast, gastric, lung and ovarian. Current scientific literature suggests FGFR alterations exists in anywhere from 5% to 40% of these cancers.
ARQ 087 has demonstrated in vivo inhibition of tumor growth and downstream signaling in tumors whose growth is driven by FGFR targets. Additionally, ARQ 087 has demonstrated favorable clinical data in a biomarker driven Phase 1/2 trial in iCCA targeting patients with FGFR2 fusions. Both the FDA and European Medicines Agency (EMA) have granted us orphan drug designation for this disease. We plan to initiate a registrational Phase 3 biomarker-driven trial in this indication in Q3 2017 and subsequently seek breakthrough therapy designation with the FDA.
Background on FGFR Inhibitors
Increased understanding of tumor biology has led to the identification of tumor drivers like epidermal growth factor receptor, vascular endothelial growth factor and FGFR whose inhibition by targeted agents has shown antitumor activity and in some cases led to approval of drugs such as Tarcevatm and Nexavartm. The FGFR family consists of four genes encoding tyrosine kinase receptors (FGFR1, FGFR2, FGFR3, and FGFR4).

In human cancers, FGFRs have been found to be dysregulated by multiple mechanisms, including aberrant expression, mutations, chromosomal rearrangements, and amplifications. ARQ 087 is a potent FGFR inhibitor that shows strong anti-proliferative activity in cell lines harboring FGFR2 alterations. In clinical testing the molecule has demonstrated activity in cancerous tumors harboring FGFR2 fusions in iCCA and bladder cancers. Given the high unmet need and activity observed to date in our Phase 1/2 clinical trial, we have selected iCCA as our first indication in a pivotal trial.
About iCCA
iCCA is a rare type of bile duct cancer that originates from the intrahepatic biliary ductal system and forms an intrahepatic mass. The disease is often diagnosed late because it presents as asymptomatic. There are currently no approved therapies for iCCA, but treatment is based on the patient’s stage of the cancer when diagnosed and include resection, chemoradiation and systemic chemotherapy.
We are pursuing a precision medicine approach to iCCA because molecular characterization of iCCA by next generation sequencing (NGS) and fluorescence in situ hybridization (FISH) have enabled identification of genetic alterations that can potentially be treated by targeted therapies like ARQ 087. Scientific studies suggest that 10% to 20% of the iCCA population has a FGFR2 genetic alteration.
Key Characteristics of ARQ 087
•
Multi-kinase inhibitor that potently inhibits FGFR1, 2 and 3 with demonstrated clinical activity

•
Positive response rate observed in biomarker-defined iCCA population with FGFR2 fusions

•
Safety profile differentiated from other FGFR inhibitors

•
Consistent drug exposure with once-a-day dosing regimen

•
Drug profile allows for combinability

Preclinical Development of ARQ 087
The first preclinical data on ARQ 087 was presented at a scientific congress in 2013, and in 2016 a more comprehensive drug profile was published in the journal, PLOS ONE. The data demonstrate potent in vitro and in vivo activity in FGFR2 driven models. Additionally, the data show ARQ 087 inhibits the active and inactive forms of FGFR1 and FGFR2 and has strong anti-proliferative activity in cell lines driven by FGFR2, inducing G1 cell cycle arrest and cell death in FGFR2 amplified cell lines. Further preclinical studies have demonstrated that biochemically, ARQ 087 potently inhibits FGFR1, FGFR2, mutant FGFR2 (N549H), and FGFR3 kinases, with IC50 values in the low nanomolar range in biochemical assays. Cell proliferation studies demonstrated that ARQ 087 has anti-proliferative activity in different cell lines with higher activity in those cells driven by FGFR dysregulation, including amplifications, fusions, and mutations.
Clinical Development of ARQ 087
ArQule began a Phase 1a trial with ARQ 087 for the treatment of advanced solid tumors in December 2012. The primary objective of the Phase 1 trial was to determine safety, tolerability and recommended Phase 2 dose (RP2D). In the Phase 1a study ARQ 087 showed a manageable safety profile in subjects with advanced solid tumors. The RP2D has been defined as 300 mg once-a-day.
The Phase 1a trial enrolled 12 iCCA patients including five with FGFR2 fusions, six without FGFR2 fusions and one unknown mutation. Of the five iCCA patients with FGFR2 fusions, two reported partial responses as a best response with tumor shrinkage of over 30%, and three reported stable disease as a best response. Of the six iCCA patients without FGFR2 fusions, all progressed while on therapy.
Based on clinical data derived from the Phase 1a trial, we decided to initiate a Phase 1b trial for ARQ 087 in solid tumors with FGFR2 fusions and in parallel, we initiated the Phase 2 portion of the trial to enroll second-line iCCA patients with FGFR2 fusions.

In total 29 iCCA second-line patients with FGFR2 fusions were enrolled in the Phase 1a and Phase 2 portions of the trial. To date, we have observed six partial responses out of 25 evaluable patients representing a 24% response rate. A retrospective analysis of the current literature suggests a response rate of approximately 7.7% to chemotherapy in the second-line iCCA population. Additionally, a 76% disease control rate and median time on treatment of 26 weeks has been observed so far in the trial and the drug has demonstrated a manageable side effect profile.
The Company plans to initiate a registrational Phase 3 biomarker-driven trial in second-line iCCA patients with FGFR2 fusions in Q3 2017. The trial is designed to be single-arm, response rate driven and will enroll approximately 100 patients in the U.S. and EU.
AKT Program: ARQ 092 and ARQ 751
Overview
ARQ 092 and next generation AKT inhibitor, ARQ 751, are oral, potent and selective inhibitors of the AKT serine/threonine kinase. AKT1, AKT2 and AKT3 are key signaling protein kinases of the PI3K/AKT/mTOR pathway that are involved in processes associated with cancer such as cell proliferation, migration, survival and protein synthesis. Activation of this pathway is common in many cancers, suggesting that AKT kinases are compelling targets for the treatment of oncology indications.
Dysregulation of AKT is also a driver of certain rare proliferative disorders. For example, the E17K mutation of AKT1 causes Proteus syndrome, a rare non-cancerous segmental overgrowth disorder, and the analogous PIK3CA-Related Overgrowth Spectrum (PROS) is caused by genetic alterations in the PI3K pathway. ARQ 092 and ARQ 751 have been shown preclinically and clinically to inhibit AKT and PI3K cell signaling and therefore may provide the potential for much-needed treatment options for patients with these diseases.
Background on AKT inhibitors
There are currently no approved AKT inhibitors for the treatment of cancers and rare overgrowth diseases, although there are a number of drug candidates in various stages of clinical testing. ARQ 092 and ARQ 751 are investigational, allosteric inhibitors of AKT1, 2 and 3. Both molecules are derived from a proprietary chemical class with distinct ADME and pharmacokinetic (PK) properties. Because ARQ 092 and ARQ 751 do not bind AKT at the ATP binding site, they are differentiated from ATP-competitive inhibitors of AKT, and we believe may provide greater selectivity and possibly fewer toxicities.
Key Characteristics of ARQ 092
•
Potent, selective, allosteric pan-AKT inhibitor

•
Clinical effect observed in a number of patients showing RECIST responses

•
Manageable safety profile at higher doses in oncology

•
Knock down of AKT signaling observed in patients at low doses, presenting attractive profile for treatment of rare diseases

•
Good drug-like properties

Preclinical Development of ARQ 092
Preclinical studies of ARQ 092 showed high potency against AKT1, 2 and 3, with nanomolar inhibition of downstream proteins. Cancer cells that harbor the E17K-AKT1 mutation, H1047R-PIK3CA mutation or are PTEN-null are the most sensitive to ARQ 092. Good tumor growth inhibition was observed in human tumor xenograft mouse models or PDX models of endometrial cancer and breast cancer harboring these mutations. In preclinical studies, ARQ 092 demonstrated combinability with standard of care in multiple cancer types, including in combination with trametinib for endometrial cancer, and in combination with paclitaxel or trastuzumab for breast cancer.

Clinical Development of ARQ 092 – Non-oncology (Rare Diseases)
We are collaborating with the National Institutes of Health (NIH) on the clinical development of ARQ 092 for treatment of patients with Proteus syndrome. Proteus syndrome is driven by the E17K-AKT1 mutation, and preliminary data from the trial has confirmed biological activity in 4 out of 5 patients treated to date where the protocol defined knock down of a decrease in AKT signaling of greater than 50% at the starting dose of 5 mg has been observed. Having achieved in vitro and in vivo proof of concept, and in order to accelerate the development process, we intend to initiate an ArQule-sponsored trial in Q2 2017 in patients with overgrowth syndromes, including patients with Proteus syndrome, called PROS (PIK3CA-Related Overgrowth Spectrum) that we believe are sensitive to ARQ 092. In parallel, we plan to continue to support the NIH trial.
In the Phase 1/2 study in PROS, we plan to treat patients with extensive disease with the objective of identifying an effective dose as well as relevant potential endpoints for the next stage of clinical testing. In addition, we are providing, in selected cases, ARQ 092 on a named patient basis. Based on requests received to date, these named patients are often younger, have rapidly progressing disease and are in significant need of potential treatment options. Our expectation is that by early 2018, these clinical approaches could provide data that would allow us to determine next steps toward a potential pivotal trial.
We have applied for pediatric voucher designation from the FDA in connection with Proteus syndrome. The FDA awards priority review vouchers to sponsors of rare pediatric disease product applications that meet specified criteria. Under this program, a sponsor like ArQule who might receive an approval for a drug for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product. If received, the pediatric voucher confers a valuable benefit to companies working in areas where the commercial opportunity is not as great as in other diseases.
Clinical Development of ARQ 092 – Oncology
ARQ 092 is being tested in two Phase 1 clinical trials for oncology indications. The first trial evaluates the safety, tolerability, PK and pharmacodynamics (PD) of ARQ 092 in patients with advanced solid tumors and recurrent malignant lymphomas to define a RP2D. The study is active and recruitment has been completed. In this study, ARQ 092 demonstrated a manageable safety profile and showed single agent activity, achieving partial responses in a number of tumors harboring AKT1 or PI3K mutations. A second Phase 1 trial evaluating ARQ 092 in combination with paclitaxel and carboplatin, in combination with paclitaxel alone, and in combination with anastrozole in patients with advanced inoperable metastatic and/or recurrent tumors to define a RP2D dose is currently ongoing.
ARQ 751
Key Characteristics of ARQ 751
•
Highly potent and selective allosteric pan-AKT inhibitor

•
Differentiated toxicology profile from ARQ 092 suggests improved therapeutic index

•
Differentiated pharmacokinetic profile from ARQ 092 leads to more favorable dosing characteristics

•
Prolonged growth inhibition in several tumor xenograft mouse models

•
Good drug-like properties

Development of ARQ 751
ARQ 751 is our next generation AKT inhibitor. It is a highly potent pan-AKT inhibitor. Its profile is similar to ARQ 092 but shows a 5 to15 fold increase in potency across binding, biochemical and cellular assays. ARQ 751 is differentiated at the ADME and PK levels, as it has lower volume of distribution and does not accumulate in tissues, making dosing ARQ 751 more precise. In GLP-toxicity studies in rats and monkeys, ARQ 751 had fewer and less severe rashes, a toxicity common to all AKT inhibitors in development.

ARQ 751 is currently being tested in a Phase 1 clinical trial for oncology indications. The ongoing trial is a dose escalation study of ARQ 751 in patients with advanced solid tumors with AKT1, 2 and 3 genetic alterations, activating PI3K mutations or PTEN-null to define a RP2D.
BTK Program: ARQ 531
Overview
ARQ 531 is an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant Bruton’s tyrosine kinase (BTK). BTK is a key component of the B-cell receptor (BCR) signaling pathway and has emerged as a critical target in the treatment of B-cell malignancies. The only approved BTK inhibitor, ibrutinib, improves survival in chronic lymphocytic leukemia (CLL) compared to standard chemotherapy or immune therapy. However, in a subset of patients, somatic mutation (C481S) of the BTK binding site results in acquired resistance to ibrutinib therapy and in poor clinical outcomes for these patients.
ARQ 531 has demonstrated promising activity in both in vitro and in vivo models. These data suggest that ARQ 531 could be effective against both C481S-mutant BTK and in other indications where ibrutinib is not highly effective. The Company intends to pursue an expedited development strategy in patients with the C481S mutation and also explore other indications where ARQ 531 shows greatest promise. The company plans to file an IND application in Q1 2017 and begin dosing in the first clinical trial for ARQ 531 by Q3 2017.
Background on BTK Inhibitors
B-cell malignancies, like CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL) are driven by BTK. The only approved BTK inhibitor, ibrutinib, is irreversible and makes a covalent bond with the C481 residue of the targeted protein. Although ibrutinib has demonstrated excellent responses in patients with elevated BCR signaling, clinical resistance has been observed, and the BTK C481S-mutation that prevents covalent binding of ibrutinib to BTK is emerging as a predominant mechanism of resistance.
Currently it is estimated that approximately 20% of patients treated with ibrutinib become refractory, or resistant to ibrutinib, and this incidence rate is expected to grow as more patients are prescribed ibrutinib and patient time on therapy increases. The BTK-C481S mutation is the most prevalent resistance mechanism for patients who become refractory to ibrutinib, representing approximately 85% of refractory cases in CLL. Currently there is no approved targeted therapy for ibrutinib refractory patients with the C481S mutation.
ARQ 531 is a highly optimized, small molecule, reversible and noncovalent inhibitor of C481S-mutant BTK and wild type BTK. As a reversible inhibitor, ARQ 531 does not require interaction with the C481 residue, a binding site essential for irreversible ibrutinib binding to BTK, thus potentially positioning ARQ 531 as a targeted therapy for CLL, DLBCL, MCL patients harboring C481S-mutant BTK who have developed resistance to irreversible BTK inhibitors. ARQ 531 has also demonstrated strong signs of preclinical activity in wild type BTK models, including the highly predictive TCL1 mouse model conducted by our collaborators at The Ohio State University. These and other data suggest additional development opportunities for ARQ 531.
Key Characteristics of ARQ 531
•
Oral, reversible inhibitor of both wild type and C481S-mutant BTK

•
Potently inhibits activation of the C481S mutant with long residence time

•
Showed remarkable efficacy in in vivo TCL1 mouse model, improving survival to a greater extent than ibrutinib

•
Good ADME profile and excellent oral bioavailability in several species

•
Composition of matter patent protection through December 2035

Preclinical Development of ARQ 531
The first preclinical data on ARQ 531 were presented at the Pan Pacific Lymphoma Conference and the American Society of Hematology Conference in 2016.
At the Pan Pacific Lymphoma Conference data from the TMD8 xenograft mouse model demonstrated strong in vivo target and pathway inhibition of BTK by ARQ 531 with sustained tumor growth inhibition. ARQ 531 also demonstrated biochemical inhibition of both wild type and C481S-mutant BTK at nanomolar levels and potent cellular inhibition in C481S-mutant BTK cells that are resistant to ibrutinib. Data presented also demonstrated a distinct kinase selectivity profile of ARQ 531 with inhibitory activity against several key oncogenic targets related to ibrutinib resistance. Additionally, the data showed that the compound potently suppressed cell proliferation of hematological malignancies in vitro, with B-cell receptor signaling inhibition. ARQ 531 also demonstrated strong in vivo target and pathway inhibition of pBTK with potent and durable growth suppression.
At the American Society of Hematology Annual Meeting in a poster presented by our collaborator, The Ohio State University, multi-targeted inhibition of cytokine, chemokine, and BCR pathways by ARQ 531 decreased activation, migration, and viability of CLL cells. Additional data presented showed that unlike ibrutinib, ARQ 531 inhibits activation of C481S-mutated BTK variants and maintains cytotoxicity in ibrutinib resistant clones. The molecule was also shown to demonstrate remarkable efficacy in an in vivo TCL1 mouse model, improving survival to a greater extent than ibrutinib and restoring granulocyte production. Our collaborator concluded these data warrant advancing ARQ 531 into clinical trials.
Clinical Development of ARQ 531
We intend to file a US IND application for ARQ 531 in Q1 of 2017 and commence a Phase 1 trial by Q3 2017, followed by advancement of the drug into a Phase 1b basket study in patients with the C481S mutation and other B-cell malignancies where ARQ 531 is expected to show promise. For later stage clinical testing, we initially plan to pursue a fast-to-market strategy in patients with the C481S mutation. In addition, because ARQ 531 potently inhibits wild type BTK and other kinases relevant to B-cell malignancies, we expect to evaluate ARQ 531 in other indications where ibrutinib is not highly effective and where ARQ 531 could be superior.
NQO1 Program: Cancer
We are collaborating with the University of Texas Southwestern Medical Center on the clinical development of ARQ 761, an intravenously administered analogue of ß-lapachone, a naturally occurring substance. ARQ 761 is a pro-drug of ARQ 501, which has demonstrated in vitro activity against a wide range of solid tumors. Phase 1a testing with ARQ 761 identified anti-cancer activity as measured by tumor responses that occurred exclusively in a portion of the patient population with high levels of NQO1, the mechanistic target of the compound. Consequently, Phase 1b expansion cohorts for ARQ 761 will focus on patients whose tumors have high levels of NQO1. In 2015, a Phase 1b/2 trial was initiated with ARQ 761 in pancreatic cancer.
CORPORATE PARTNERSHIPS
Daiichi Sankyo Co., Ltd.
As previously reported, on December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On February 17, 2017, we and Daiichi Sankyo announced that the MET-IV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.
Kyowa Hakko Kirin Co., Ltd
On April 27, 2007, we announced an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. The agreement includes $123 million in upfront and potential development milestone payments from Kyowa Hakko Kirin to ArQule, including $30 million in upfront licensing payments that we received in 2007. In addition to the upfront and possible development and regulatory milestone payments totaling $123 million, the Company will be eligible for future milestone payments based on the achievement of certain levels of net sales. To date, we have received $48 million in upfront and milestones payments. The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2016, the Company has not recognized any revenue from these milestone payments, and there can be no assurance that it will do so in the future.
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
Upon commercialization, ArQule would receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for clinical development costs and commercialization of the compound in the Asian territory, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.
Beryllium Development Corp.
In May 2015, we entered into a collaborative research and development agreement with Beryllium Discovery Corp. (“Beryllium”). Pursuant to the agreement, we agreed to focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1.
As a result of a change in our research and development priorities, including with respect to our emphasis on accelerating preclinical development of ARQ 531, our BTK inhibitor, we entered into an agreement with Beryllium pursuant to which we jointly terminated the collaborative research and development agreement effective November 4, 2016.
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
As and when needed to support our current or future research and development programs, we may from time to time obtain rights under patents and other intellectual property owned by other parties through permanent or limited duration licenses or assignments of relevant intellectual property. These may include exclusive and nonexclusive licenses from medical and academic institutions and industry sources as well as generally available commercial licenses. For our current clinical and research programs, we are not a party to any material intellectual property agreement under which we could lose access to a technology necessary to continue research and development of our products if we failed to fulfill our obligations thereunder. We anticipate that we will continue to seek intellectual property rights from external sources where the applicable technology complements our research and development efforts.
For our MET program, we have four issued patents in the U.S. covering the composition of matter of tivantinib and its derivatives, as well as pharmaceutical compositions and methods of use thereof. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of February 2026 to March 2029 (and in addition, there is the possibility of a patent term extension based upon regulatory review); the second patent will be adjusted beyond its normal expiration date of February 2026 to December 2026; and the third patent will be adjusted beyond its normal expiration date of February 2026 to April 2026. We have issued patents from the Republic of Korea, the Republic of Singapore, Australia, the People’s Republic of China, the E.U., Japan, Israel, Mexico, New Zealand, the Philippines, Russia, Canada, Hong Kong, Indonesia, India, Malaysia, Norway and South Africa for composition of matter covering tivantinib. We understand that these patents will expire in February 2026. We also have pending U.S. and foreign applications covering the composition of matter and pharmaceutical compositions containing tivantinib and/or its derivatives, as well as therapeutic uses thereof in the treatment of cancer and other diseases. Furthermore, we have three issued patents in the U.S. relating to the synthesis of tivantinib, an intermediate in the preparation of tivantinib, polymorphs of tivantinib and a solvate of tivantinib. The U.S. Patent and Trademark Office has determined that the term of the initial patent will be adjusted beyond its normal expiration date of December 2030 to February 2031. Moreover, we have one issued patent in the U.S. relating to improved synthesis of tivantinib, the term of which will expire in March 2033. Additionally, we have an issued U.S. patent relating to formulations of tivantinib, which the U.S. Patent and Trademark Office has determined will be adjusted beyond its normal expiration date of July 2032 to January 2034.
With respect to our AKT and FGFR programs, we have issued patents and pending patent applications in the U.S., the E.U. and other foreign jurisdictions. For our AKT program, we have four issued patents in the U.S. covering the composition of matter for our lead AKT compounds. The expiration dates of these patents range from December 2031 to June 2032. We also have granted patents in the E.U., Australia, the People’s Republic of China, Hong Kong, Israel, Japan, Mexico, Malaysia, Macau, New Zealand, the Philippines, the Republic of Singapore and South Africa. We understand that these patents will expire between December 2030 and June 2032. Furthermore, we have two issued patents in the U.S. relating to the synthesis and polymorphs of our lead AKT compounds. The expiration dates of these patents range from March 2035 to April 2035. For our FGFR program, we have one issued patent in the U.S. covering the composition of matter for our lead FGFR compounds. This patent will be adjusted beyond its normal expiration date of December 2029 to January 2031. We also have granted patents in the E.U., Australia, the People’s Republic of China, Israel, Japan, Taiwan, the Philippines, Mexico, Macau and South Africa. We understand that these patents will expire in December 2029. Furthermore, our discovery of small molecule kinase inhibitors has led us to file numerous composition of matter patent applications in various countries.
ARQ 761 is being investigated as a potential NQO1 inhibitor. We have an issued patent in the U.S. covering the composition of matter of this compound, pharmaceutical compositions containing this compound, and the therapeutic uses of this compound in the treatment of cancer. The U.S. Patent and Trademark Office has determined that the term of the patent will be adjusted beyond its normal expiration date of April 2028 to December 2028. We also have issued patents in the E.U., Australia, the People’s Republic of China, Canada, Mexico and Taiwan covering the composition of matter of this compound. We understand that these patents will expire in April 2028.
We have six pending applications covering the composition of matter of ARQ 531 and its analogs, pharmaceutical compositions containing these compounds, and the therapeutic uses of these compounds in the treatment of cancer. Assuming these applications are issued as patents, the applications will have expiration dates ranging from December 2035 to August 2037.
COMPETITION
The pharmaceutical and biotechnology industries are highly competitive and characterized by rapid and continuous technological innovation. We face intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research organizations. The major pharmaceutical and biotechnology organizations competing with us have greater capital resources, larger overall research and development staff and facilities and considerably more experience in drug development and commercialization. Consequently, we face competition on several fronts, including:
•
for collaborators and investors;

•
for recruitment and retention of highly qualified scientific and management personnel;

•
for qualified subjects for our clinical studies of our drug candidates, which may result in longer and more costly clinical trials;

•
with competitors’ drugs that may result in effective, commercially successful treatments for the same cancers we target; and

•
for partners to co-develop and advance our drug candidates through all stages of development.

In the area of small molecule anti-cancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development in small molecule approaches to cancer, including: Amgen, Inc. Ariad Pharmaceuticals, Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Exelixis, Inc., Evotec AG, FORMA Therapeutics, Gilead Sciences, Inc., Incyte Corporation, Infinity Pharmaceuticals, Inc., Novartis, Pfizer, Principia Biopharma, Inc., Roche, Sunesis Pharmaceuticals, Inc. and many others.
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen, AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Incyte Corporation, Gilead Sciences, Johnson & Johnson, Merck, Mirati Therapeutics, Pfizer, Roche, Takeda and others. With respect to second line HCC, our most advanced indication, we are aware of a number of companies with products under development, including AbbVie, Bristol-Myers Squibb, Celgene Corporation, Dainippon Sumitomo, Eisai Co., Eli Lilly, Exelixis, Incyte Corporation, Merck, Novartis, Polaris Group, Roche, Servier, and 4SC AG. In addition, Bayer’s drug, regorafenib, is approved for second line HCC treatment,
With respect to ARQ 087, we are aware of a number of companies that are or may be pursuing a number of different approaches to FGFR inhibition, including Ariad Pharmaceuticals, Astra Zeneca, Bayer, BioClin Therapeutics, Debiopharm, Boeheringer Ingelheim, Eisai, Five Prime, Incyte Corporation, Johnson & Johnson, Novartis, Pfizer, Principia Biopharma, Servier and Taiho. With respect to iCCA, our lead indication for ARQ 087, we are aware of a number of companies with products under development, including Agios Pharmaceuticals, Inc., Bayer, Bristol Meyers Squibb, Cellact Pharma Gmbh, Concordia Healthcare, Dainippon Sumitomo, Delcath Systems, Inc., Exelixis, Novartis, Oncotherapy Services, Inc. and Spectrum Pharmaceuticals, Inc.
Regarding ARQ 092, we are aware of a number of companies that are or may be pursuing different approaches to AKT inhibition, including Astra Zeneca, Bayer, Eli Lilly, Merck, Novartis, Rexahn and Roche. Moreover, numerous companies have pursued and are pursuing inhibitors of PI3K and mTOR, two kinases in the PI3K-AKT-mTOR pathway; these drugs include Idelalisib, an approved PI3K inhibitor, and Everolimus, Temsirolimus and Rapamycin, approved mTOR inhibitors.
With respect to ARQ 531, we are aware of a number of companies that are or may be pursuing different approaches to C481S-mutant BTK inhibition, including Aptose Biosciences Inc., RedX Pharma PLC, Roche and Sunesis Pharmaceuticals. Moreover, numerous companies are also pursuing inhibitors of wild type BTK, including AbbVie with its drug, IMBRUVICA™. Other companies with BTK inhibitors currently in development include Astra Zeneca, BeiGene, Ltd., EMD Merck, Eli Lilly, Gilead, Principia Biopharm and others. Other approved drugs that may compete to treat ibrutinib refractory patients, including patients with C481S-mutant BTK, include AbbVie’s Bcl-2 inhibitor, VENCLEXTA™.
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
Because the JET-HCC trial is enrolling patients with MET-diagnostic high HCC whom we believe are likely to benefit from treatment with tivantinib, it includes an immunohistochemistry (“IHC”)-based companion diagnostic (“CDx”) under development with a third party provider of such tests. The CDx is being developed to enable the identification of the MET status of patients if tivantinib should be approved. Kyowa Hakko Kirin’s collaborator for the companion diagnostic test will need to submit an application to Japanese regulatory authorities that establishes the predictive value of the CDx in connection with the registration and commercialization of the drug.
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
EMPLOYEES
As of December 31, 2016, we employed 35 people in Burlington, Massachusetts. Of that total, 21 are engaged in research and development and 14 in general and administration, and 8 hold PhDs, 4 hold MDs and 6 hold Masters Degrees in the sciences.
CERTAIN OTHER INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.arqule.com that provides additional information about our company and links to documents we file with the SEC. The contents of our website are not incorporated into this report. The Company’s Corporate Governance Principles; the charters of the Audit Committee, the Compensation, Nominating and Governance Committee, and the Science Committee; and the Code of Conduct are also available on the Company’s website.
EXECUTIVE OFFICERS
Set forth below is certain information regarding our current executive officers, including their respective ages as of February 1, 2017.
NAME	AGE	POSITION
Paolo Pucci	55	Chief Executive Officer and a Director
Peter S. Lawrence	53	President and Chief Operating Officer
Robert J. Weiskopf	66	Chief Financial Officer and Treasurer
Dr. Brian Schwartz	55	Chief Medical Officer
Paolo Pucci
Chief Executive Officer
Mr. Pucci joined ArQule as Chief Executive Officer and a member of the Board in June 2008 from Bayer A.G., where he served as Senior Vice President and President in charge of the Bayer-Schering Pharmaceuticals Global Oncology/Specialized Therapeutics Business Units. Previously, Mr. Pucci was senior vice president of Bayer Pharmaceuticals Global Specialty Business Unit, President of U.S. Pharmaceutical Operations and a member of the Bayer Pharmaceuticals Global Management Committee. At Bayer, Mr. Pucci was involved in a broad range of activities related to Nexavar® (sorafenib), an oral multiple kinase inhibitor used to treat liver and kidney cancers. These activities included clinical development, regulatory review, corporate alliance management, product launch and marketing. Mr. Pucci joined Bayer as head of its Italian Pharmaceutical operations in 2001. Prior to Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly, culminating with his appointment as Managing

Director, Eli Lilly Sweden AB. At Lilly, his responsibilities included operations, sales, marketing and strategic planning. In November 2011, Mr. Pucci was appointed to the Board of Directors of Dyax Corp where he served as an independent director, member of the audit committee and chairman of the governance and nomination committee until the acquisition of Dyax by Shire in January 2016. In April 2013, he was appointed to the Board of Directors of Algeta ASA, an oncology company based in Oslo, Norway, where he served as an independent director and member of the audit committee until the acquisition of Algeta by Bayer A.G. He has also been a Director of NewLinks Genetics Corp., since November 2015. During September 2016, Mr. Pucci was elected to the Board of Directors of West Pharmaceutical Services, Inc., an international manufacturer of packing components and delivery systems for injectable drugs and healthcare products. Mr. Pucci holds an M.B.A from the University of Chicago, and is a graduate of the Università Degli Studi Di Napoli in Naples, Italy. He is also a chartered “Dottore Commercialista” in Italy.
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

ITEM 1A.   RISK FACTORS
RISKS RELATED TO OUR INDUSTRY AND BUSINESS STRATEGY
Our products are in preclinical and clinical stages of development and we may not successfully develop a drug candidate that becomes a commercially viable drug.
The discovery and development of drugs is inherently risky and involves a high rate of failure. We do not have extensive experience in discovery and development of commercial drugs. Our drug candidates and drug research programs will continue to require significant, time-consuming and costly research and development, testing and regulatory approvals.
Our most advanced clinical-stage product candidate, tivantinib, is based on inhibition of the Met receptor tyrosine kinase, and we recently reported that it did not meet the primary endpoint of overall survival in the METIV-HCC trial. Our proprietary pipeline consists of four clinical programs, and one late-stage preclinical program. There can be no assurance that our development efforts will lead to approvable or marketable drugs.
In addition to our clinical stage programs, we have a limited number of preclinical and research-stage programs in our pipeline. Our viability as a company depends, in part, on our ability to continue to create drug candidates for ourselves and our collaborators. Numerous significant factors will affect the success of our drug research and development efforts, including the biology and chemistry complexity involved, availability of appropriate technologies, the uncertainty of the scientific process and the capabilities and performance of our employees. Our research and development capabilities may not be adequate to develop additional, viable drug candidates.
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

A number of companies in the pharmaceutical industry, including ArQule and other biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after generating promising results in earlier trials. For example, a positive randomized Phase 2 trial for tivantinib in HCC did not lead to a positive outcome in our recently completed Phase 3 trial in HCC.
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
Clinical trials typically take several years to complete. The duration and cost of clinical trials will vary greatly depending on the nature, complexity, and intended use of the drug being tested. Even if the results of our clinical trials are favorable, the clinical trials of our product candidates will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of preclinical or clinical testing for any of our product candidates could significantly affect our product development costs and business plan.
At any time, a clinical trial can be placed on “clinical hold” or temporarily or permanently stopped for a variety of reasons, principally for safety concerns. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:
•
our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to provide additional information about formulation or manufacture of our product candidates or clinical trial design or to conduct additional clinical and/or preclinical testing or to abandon programs;

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

•
inability or unwillingness of medical investigators to follow our clinical protocols; and

•
unfavorable results from on-going clinical trials and preclinical studies.

Additionally, changes in applicable regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
We have limited clinical development and commercialization experience.
We have limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. We have not independently completed a Phase 3, or pivotal, clinical trial, filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, and could delay any product launch. We may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we will be forced to rely on third-party clinical investigators, clinical research organizations, marketing organizations or our collaboration partners as we did for our Phase 3 METIV-HCC trial. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail, and we may be unable to generate product revenues.

We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained for our product candidates in Phase 2 clinical studies may not be repeated in Phase 3.
We have experienced significant delays and obstacles in a number of clinical trials. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we and, as applicable, our collaborators must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies or abandon further development of an indication or drug candidate.
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
From our inception in 1993 through December 31, 2016 we have incurred cumulative losses of approximately $505 million. These losses have resulted principally from the costs of our research activities, acquisitions, and enhancements to our technology and clinical trials. In the past we derived our revenue primarily from license and technology transfer fees and payments for compound deliveries associated with our discontinued chemistry services operations; research and development funding paid under our agreements with collaboration partners; and to a limited extent, milestone payments.
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
We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.
On January 6, 2017, we entered into a loan and security agreement with Oxford Finance LLC for a term loan to us in the principal amount of  $15 million. Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

•
sell, transfer or otherwise dispose of any of our business or property, subject to limited exceptions;

•
make material changes to our business or management;

•
enter into transactions resulting in significant changes to the voting control of our stock;

•
make certain changes to our organizational structure;

•
consolidate or merge with other entities or acquire other entities;

•
incur additional indebtedness or create encumbrances on our assets;

•
pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock;

•
enter into transactions with our affiliates;

•
repay subordinated indebtedness; or

•
make certain investments.

In addition, we are required under our loan agreement to comply with various affirmative operating covenants. The operating covenants and restrictions and obligations in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and eliminate our eligibility to receive additional loans under the agreement.
If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when such obligations become due, when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.
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
As of December 31, 2016, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $383 million, $202 million and $28 million respectively, which expire at various dates through 2035. Such carryforwards could potentially be used to offset certain future federal and state income tax liabilities. Utilization of carryforwards may be subject to a substantial annual limitation pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2017 to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Section 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.
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
One of the key elements of our clinical development strategy is to seek to identify patient subsets within a disease category that may derive particular benefit from the product candidates we are developing. In collaboration with our partners and third party developers, we plan to develop companion diagnostics to help us to identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. For example, we used diagnostic tests to identify MET high patients for the METIV-HCC and the JET-HCC trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We, our partners and our companion diagnostic collaborators may encounter difficulties in developing and obtaining approval for companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, clinical validation or concordance. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties or difficulties sourcing key materials that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic companies with whom we and our partners work may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such diagnostic companies may otherwise terminate according to the terms of our agreements with them. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay or prevent the development or commercialization of our product candidates. In addition, many current companion diagnostic products, including those used in the METIV-HCC and JET-HCC trials, use immunohistochemistry (“IHC”) to identify patients within a target group. The results of IHC tests are determined by pathologists and clinicians and therefore are subject to variation from reader to reader. While efforts are made to ensure rigorous training, such inherent variability can impact patient selection and cause variation from lab to lab and trial to trial.

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
Our current collaborators, including Kyowa Hakko Kirin, the NCI and the NHGRI have, and future collaborators will have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program. In addition, our rights to receive milestone payments and royalties from our collaborators will depend on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.
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

•
we might not have the financial or human resources to meet our obligations or take advantage of our rights under the terms of our existing and future collaborations; and

•
our existing collaborators may exercise their respective rights to terminate without cause their collaborations with us, in which event, we might not be able to complete development and commercialization of our drug candidates on our own.

We may not receive any further milestone, royalty or license payments under our current collaborations.
Although we have received license fees and other payments to date under our current drug development collaborations with Kyowa Hakko Kirin and Daiichi Sankyo, we may not receive any royalty payments or additional license and milestone fees under such agreements. In particular, because the METIV-HCC trial conducted by Daiichi Sankyo and us did not meet its primary endpoint, we do not anticipate receiving further milestones or royalties from Daiichi Sankyo in connection with that agreement. In general, our receipt of milestone, royalty or license payments depends on many factors, including whether our collaborators want or are able to continue to pursue potential drug candidates, intellectual property issues, unforeseen complications in the development or commercialization process, and the ultimate commercial success of the drugs.
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
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for tivantinib and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed or eliminated.
We have limited manufacturing experience. Currently, we primarily rely on third parties to provide sufficient quantities of our product candidates to conduct preclinical and clinical studies. In addition, we rely on our collaborators for drug supply of tivantinib, and our collaborators also rely on third party manufacturers. We have no control over our manufacturers’, suppliers’ and collaborators’ compliance with manufacturing regulations, and their failure to comply could interrupt our drug supply.
To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates on a large scale and have contracted with third party manufacturers (as have our collaborators) to provide material for clinical trials and to assist in the development and optimization of our manufacturing processes and methods. Our and our partners’ ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with cGMP and other regulatory requirements. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. If we or our partners are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we or our partners will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.
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
The pharmaceutical and biotechnology industries are characterized by rapid and continuous technological innovation. We compete with companies worldwide that are engaged in the research and discovery, licensing, development and commercialization of drug candidates, including, in the area of small molecule anti-cancer therapeutics, biotechnology companies such as Amgen, Inc., Ariad Pharmaceuticals, Inc., Astellas Pharma, Inc., Array BioPharma Inc., Astex Therapeutics, Cell Therapeutics, Inc., Curis, Inc., Exelixis, Inc., Evotec AG, FORMA Therapeutics, Gilead Sciences, Inc., Incyte Corporation, Infinity Pharmaceuticals, Inc., Novartis, Pfizer, Principia Biopharma, Inc., Roche, Sunesis Pharmaceuticals, Inc. and many others.
In addition, with respect to tivantinib, we are aware of a number of companies that are or may be pursuing a number of different approaches to MET inhibition, including Amgen, AstraZeneca/Hutchison MediPharma, AVEO Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Exelixis, Incyte Corporation, Gilead Sciences, Johnson & Johnson, Merck, Mirati Therapeutics, Pfizer, Roche, Takeda and others. With respect to second line HCC, our most advanced indication, we are aware of a number of companies with products under development, including AbbVie, Bristol-Myers Squibb, Celgene, Dainippon Sumitomo,

Eisai Co., Eli Lilly, Exelixis, Incyte Corporation, Merck, Novartis, Polaris Group, Roche, Sunesis Pharmaceuticals, Servier, and 4SC AG. In addition, Bayer’s drug, regorafenib, is approved for second line HCC treatment. There can be no assurance that other competitors will not develop more effective or more affordable products or technology or achieve earlier product development and commercialization than ArQule, thus rendering our technologies and/or products obsolete, uncompetitive or uneconomical.
With respect to ARQ 087, we are aware of a number of companies that are or may be pursuing a number of different approaches to FGFR inhibition, including Ariad, Astra Zeneca, Bayer, BioClin Therapeutics, Boeheringer Ingelheim, Debiopharm, Eisai, Five Prime, Incyte Corporation, Johnson & Johnson, Novartis, Pfizer, Principia Biopharma, Servier and Taiho. With respect to iCCA, our lead indication for ARQ 087, we are aware of a number of companies with products under development, including Agios Pharmaceuticals, Inc., Concordia Healthcare, Bayer, Bristol Meyers Squibb, Cellact Pharma Gmbh, Dainippon Sumitomo, Delcath Systems, Inc., Exelixis, Novartis, Oncotherapy Services, Inc. and Spectrum Pharmaceuticals, Inc.
Regarding ARQ 092, we are aware of a number of companies that are or may be pursuing a number of different approaches to AKT inhibition, including Ariad Pharmaceuticals, Astra Zeneca, Bayer, Eli Lilly, Merck, Novartis, Rexahn, Roche and Sunesis Pharmaceuticals. Moreover, numerous companies have pursued and are pursuing inhibitors of PI3K and mTOR, two kinases in the PI3K-AKT-mTOR pathway; the drugs include Idelalisib, an approved PI3K inhibitor, and Everolimus, Temsirolimus and Rapamycin, approved mTOR inhibitors.
With respect to ARQ 531, we are aware of a number of companies that are or may be pursuing a number of different approaches to C481S-mutant BTK inhibition, including Aptose Biosciences Inc., RedX Pharma PLC, Roche, and Sunesis Pharmaceuticals. Moreover, numerous companies are also pursuing inhibitors of wild type BTK, including AbbVie with its drug, IMBRUVICA™. Other companies with BTK inhibitors currently in development include Astra Zeneca, BeiGene, Ltd., Principia Biopharma, Gilead, EMD Merck, and Eli Lilly. Other companies that may compete to treat ibrutinib refractory patients, including patients with C481S-mutant BTK, include AbbVie, with its approved Bcl-2 inhibitor, VENCLEXTA™.
Even if we are successful in bringing products to market, we face substantial competitive challenges in effectively marketing and distributing our products. Companies and research institutions, including large pharmaceutical companies and biotechnology companies with significantly much greater financial resources and more experience in developing products, conducting clinical trials, obtaining FDA and foreign regulatory approvals and bringing new drugs to market are developing products within the field of oncology. Some of these entities already have competitive products on the market or product candidates in more advanced stages of development than we do. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. In addition, there may be product candidates of which we are not aware at an earlier stage of development that may compete with our product candidates. Some of our competitors have entered into collaborations with leading companies within our target markets.
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
The efficiency of certain of our operations depends in part upon the continued use of our specialized laboratories and equipment in Bedford, Massachusetts. Catastrophic events, including fires or explosions, could damage our laboratories, equipment, scientific data, work in progress or inventories of chemical compounds and biological materials and may materially interrupt our business. We employ safety precautions in our laboratory activities in order to reduce the likelihood of the occurrence of these catastrophic events; however, we cannot eliminate the chance that such an event will occur. Rebuilding our facilities could be time consuming and result in substantial delays in our development of products and in fulfilling our agreements with our collaborators.
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

PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH
The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2011 to December 31, 2016, as compared with that of the NASDAQ Stock Market Index (U. S. Companies) and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on December 31, 2011. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ARQULE, INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ArQule, Inc.	100.00	49.47	38.12	21.63	38.48	22.34
NASDAQ Market (U.S. Companies) Index	100.00	116.43	155.41	174.78	175.62	198.47
NASDAQ Biotechnology Index	100.00	132.29	219.56	295.10	329.83	259.41
ArQule’s common stock is traded on the NASDAQ Global Market under the symbol “ARQL”.
EQUITY COMPENSATION PLAN INFORMATION
(Amounts in thousands except per share amounts)
Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Weighted-Average Remaining Contractual Term (in years)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	8,715,048	$3.71	5.57	3,804,931
Equity compensation plans not approved by stockholders	—	—	—	—

The following table sets forth, for the periods indicated, the range of the high and low sale prices for ArQule’s common stock:
	HIGH	LOW
2015
First Quarter	$2.50	$1.05
Second Quarter	2.30	1.50
Third Quarter	2.12	1.42
Fourth Quarter	2.65	1.83
2016
First Quarter	$2.19	$1.37
Second Quarter	2.17	1.37
Third Quarter	1.94	1.39
Fourth Quarter	1.82	1.20
2017
First Quarter (through February 24, 2017)	$1.68	$1.13
As of February 24, 2017, there were approximately 77 holders of record and approximately 5,931 beneficial stockholders of our common stock.
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
The following data is in thousands, except per share data.
	YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Research and development revenue(a)	$4,709	$11,239	$11,254	$15,914	$36,414
Costs and expenses:
Research and development(b)	20,042	15,561	22,271	27,555	33,966
General and administrative	7,563	9,830	12,154	12,836	13,852
Restructuring and other costs(c)(d)	—	—	1,099	650	—
Total costs and expenses	27,605	25,391	35,524	41,041	47,818
Loss from operations	(22,896)	(14,152)	(24,270)	(25,127)	(11,404)
Interest income	178	101	272	502	445
Interest expense	—	—	(35)	(32)	(26)
Other income(e)	—	277	642	57	113
Loss before income taxes	(22,718)	(13,774)	(23,391)	(24,600)	$(10,872)
Provision for income taxes	—	—	—	—	—
Net loss	(22,718)	(13,774)	(23,391)	(24,600)	(10,872)
Unrealized gain (loss) on marketable securities	(1)	13	(77)	(35)	108
Comprehensive loss	$(22,719)	$(13,761)	$(23,468)	$(24,635)	$(10,764)
Basic and diluted net loss per share	$(0.33)	$(0.22)	$(0.37)	$(0.39)	$(0.18)
Weighted average common shares outstanding— basic and diluted	69,714	62,808	62,627	62,480	59,821
Cash, cash equivalents and marketable securities(f)(g)	$31,126	$38,772	$59,208	$74,695	$79,271
Marketable securities-long term	—	—	2,058	20,391	51,328
	$31,126	$38,772	$61,266	$95,086	$130,599
Working capital(f)(g)	$23,248	$28,661	$42,824	$53,883	$52,968
Notes payable	—	—	—	1,700	1,700
Total assets	32,380	40,004	63,394	98,179	134,193
Total stockholders’ equity(f)(g)	23,680	29,179	40,545	60,626	81,029

(a)
Revenue decreased in 2016 due to revenue decreases of  $2.7 million from our Daiichi Sankyo tivantinib development agreement and $3.8 million from our Kyowa Hakko Kirin exclusive license agreement. The $20.5 million revenue decrease in 2013 was primarily due to a revenue decrease of  $15.5 million from our Daiichi Sankyo AKIP™ agreement that ended in November 2012.

(b)
The $4.5 million increase in research and development expense in 2016 was primarily due to increased outsourced clinical and product development costs of  $5.3 million, and professional fees of  $0.1 million, partially offset by lower labor related costs of  $0.5 million and facility costs of  $0.4 million.

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
(c)
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, pre clinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount was paid in 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring.

(d)
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

(e)
Other income in 2015 includes a gain of  $277 thousand from the sale of property and equipment.

Other income in 2014 includes a gain of  $254 thousand upon the redemption of  $2.1 million of auction rate securities at face value, and a gain of  $388 thousand from the sale of property and equipment.
Other income in 2013 and 2012 includes a gain each year from the increase in fair value of our auction rate securities.
(f)
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
ArQule has a long history of kinase drug discovery and development, having discovered and introduced nine kinase inhibitors into clinical trials. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward and to interrogate our library against new targets beyond kinases either directly or with collaborators.
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:
•
ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in Phase 2 for intrahepatic cholangiocarcinoma (iCCA) and in Phase 1b for multiple oncology indications;

•
ARQ 092, a selective inhibitor of the AKT serine/threonine kinase, in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•
ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation;

•
ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, planned to advance to Phase 1 by Q3 2017; and

•
ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

Our most advanced partnered asset is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), have been implementing a worldwide clinical development program with tivantinib. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin.

Our METIV-HCC trial was a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint was overall survival (OS) in the intent-to-treat (ITT) population, and the secondary endpoint was progression-free survival (PFS) in the same population. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving OS. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.
A second Phase 3 clinical trial with tivantinib known as JET-HCC is ongoing in Japan. JET-HCC is a pivotal, randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin. The primary endpoint is PFS in the ITT population. Kyowa Hakko Kirin has enrolled approximately 190 patients in the study. We expect to receive final results of this study in late Q1 or early Q2 2017.
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time frame for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of 2014. Most of this reduction came from our Discovery Group, which had been engaged primarily in early-stage, preclinical research. As a result of this near-term focus on our proprietary clinical pipeline, including ARQ 092 and ARQ 087, we will concentrate our discovery efforts on the development of a number of preclinical programs derived from our insights into kinase biology and library of proprietary compounds, as well as the enhancement and preservation of such library. We plan to achieve progress in these areas through greater reliance on academic and other collaborations and on outsourcing strategies.
We have incurred a cumulative deficit of approximately $505 million from inception through December 31, 2016. We recorded a net loss for 2014, 2015 and 2016 and expect a net loss for 2017.
Our revenue has consisted primarily of development funding from our alliances with Daiichi Sankyo and Kyowa Hakko Kirin. Revenue and expenses fluctuate from quarter to quarter based upon a number of factors, notably the timing and extent of our cancer-related research and development activities together with the length and outcome of our clinical trials.
In May 2015, we entered into a collaborative research and development agreement with Beryllium Discovery Corp. (“Beryllium”). Pursuant to the agreement, we agreed to focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1.
As a result of a change in our research and development priorities, including with respect to our emphasis on accelerating preclinical development of ARQ 531, our BTK inhibitor, we entered into an agreement with Beryllium pursuant to which we jointly terminated the collaborative research and development agreement effective November 4, 2016.
As previously reported, on December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization.
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. In each quarter the tivantinib collaboration costs we incurred were compared with those of Daiichi Sankyo. If our costs for the quarter exceeded Daiichi Sankyo’s, we recognized revenue on the amounts due to us under the contingency adjusted performance model. Revenue was calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter were less than those of Daiichi Sankyo, we reported the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeded the amount of milestones and royalties received, that excess was netted against milestones and royalties earned and was not reported as contra-revenue.

Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2016 totaled $106.6 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2016 by $66.6 million which are not required to be repaid upon expiration of the agreement.
In 2016, we recognized net research and development revenue of  $0.1 million related to our non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of  $0.1 million. In 2015, we recognized net research and development revenue of  $0.1 million related to our non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of  $0.1 million. In 2014, we recognized net research and development revenue of  $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of  $0.2 million.
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
The Company will recognize the payments, if any, as revenue in accordance with its revenue recognition policies. As of December 31, 2016, the Company has not recognized any revenue from these potential sales milestone payments, and there can be no assurance that it will do so in the future. Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016.
Upon commercialization, ArQule will receive tiered royalties in the mid-teen to low-twenty percent range from Kyowa Hakko Kirin on net sales of tivantinib. Kyowa Hakko Kirin will be responsible for all clinical development costs and commercialization of the compound in certain Asian countries, consisting of Japan, China (including Hong Kong), South Korea and Taiwan.
LIQUIDITY AND CAPITAL RESOURCES
	December 31,			% increase (decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in millions)
Cash, cash equivalents and marketable securities short-term	$31.1	$38.8	$59.2	(20)%	(35)%
Marketable securities long-term	—	—	2.1	—	(100)%
Working capital	23.2	28.7	42.8	(19)%	(33)%

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flow from:
Operating activities	$(22.9)	$(22.2)	$(31.8)
Investing activities	8.9	23.5	30.3
Financing activities	15.4	0.1	(1.6)
Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2016, 2015, and 2014 our net use of cash of  $22.9 million, $22.2 million, and $31.8 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.
Cash flow from investing activities. Our net cash provided by investing activities of  $8.9 million in 2016 was principally comprised of net maturities of marketable securities. Our net cash provided by investing activities of  $23.5 million in 2015 was comprised of net maturities of marketable securities of  $23.5 million, and proceeds from the sale of property and equipment of  $0.3 million partially offset by purchases of property and equipment of  $0.3 million. Our net cash provided by investing activities of  $30.3 million in 2014 was comprised of net maturities of marketable securities of  $29.8 million and proceeds from the sale of property and equipment of  $0.5 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of the Company’s constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.
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
Cash flow from financing activities. Our net cash provided by financing activities of  $15.4 million in the year ended December 31, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of  $15.2 million and $0.2 million from stock option exercises and employee stock plan purchases.
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

On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our current workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, preclinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of  $417 thousand was paid in 2015. The restructuring actions for which charges were incurred in the year ended December 31, 2014 resulted in annual cost savings of approximately $3.4 million in 2015.
On February 26, 2016 the Company entered into definitive stock purchase agreements with certain institutional and accredited investors for the sale of approximately 8,030,000 shares of our common stock and non-transferable options to purchase up to approximately 3,570,000 shares of our common stock for aggregate net proceeds of approximately $15.2 million. Each option is exercisable for $2.50 per share, and if all options were to be exercised it would result in additional proceeds of approximately $8.9 million. All options expire on March 22, 2017, which is the first anniversary of a “Regulatory Event,” defined as the public announcement by us of the outcome of the pre-planned interim assessment conducted by the data monitoring committee of the METIV-HCC trial as set forth in the Special Protocol Assessment with the United States Food and Drug Administration.
On January 6, 2017, the Company entered into a loan and security agreement in the principal amount of  $15,000,000. The loan will bear interest at a minimum of 7.6% per annum and the interest rate will float based upon the 30 day U.S. LIBOR rate. The Company will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.
We anticipate that our cash, cash equivalents and marketable securities on hand at December 31, 2016, financial support from our collaboration agreements, and the funds received on January 6, 2017 from our loan and security agreement mentioned above will be sufficient to finance our operations into at least mid-2018.
Our contractual obligations were comprised of the following as of December 31, 2016 (in thousands):
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$1,804	$545	$1,259	$—	$—
Purchase obligations	5,461	5,461	—	—	—
Total	$7,265	$6,006	$1,259	$—	$—

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
The Company policy is to utilize the milestone method to recognize substantive milestones.
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
For our tivantinib collaboration with Daiichi Sankyo, we compared the collaboration costs we incurred with those of Daiichi Sankyo each quarter. If our costs for the quarter exceeded Daiichi Sankyo’s we recognized revenue on the amounts due to us under the contingency adjusted performance model. Revenue was calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter were less than those of Daiichi Sankyo’s, we reported the amount due to Daiichi Sankyo as contra-revenue in that quarter. Amounts recognized as contra-revenue are netted against our tivantinib Daiichi Sankyo research and development revenue. To the extent that our share of Phase 3 collaboration costs exceeded the amount of milestones and royalties received, that excess was netted against future milestones and royalties earned and was not reported as contra-revenue.
Stock-Based Compensation
Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock option grants.
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
RESULTS OF OPERATIONS
The following are the results of operations for the years ended December 31, 2016, 2015 and 2014:
Revenue
				% increase (decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in millions)
Research and development revenue	$4.7	$11.2	$11.3	(58)%	—%
2016 as compared to 2015: Research and development revenue in 2016 and 2015 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Revenue decreased in 2016 due to revenue decreases of  $2.7 million from our Daiichi Sankyo tivantinib development agreement and $3.8 million from our Kyowa Hakko Kirin exclusive license agreement. These decreases were due to the extension of the development period in the first quarter of 2016, and the end of the development period on December 31, 2016.
2015 as compared to 2014: Research and development revenue in 2015 and 2014 includes revenue from the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. The slight revenue decrease in 2015 was from our Daiichi Sankyo tivantinib program.
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties, if any. In each quarter the tivantinib collaboration costs that we incurred were compared with those of Daiichi Sankyo. If our costs for the quarter exceeded Daiichi Sankyo’s, we recognized revenue on the amounts due to us under the contingency adjusted performance model. Revenue was calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter were less than those of Daiichi Sankyo’s, we reported the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeded the amount of milestones and royalties received, that excess was netted against milestones and royalties earned and was not reported as contra-revenue.
Revenue for this agreement was recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period.
In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. On

March 22, 2016, we and Daiichi Sankyo announced that the DMC of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial would continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving OS. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2016 totaled $106.6 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2016 by $66.6 million which are not required to be repaid upon expiration of the agreement.
Research and development
				% increase (decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in millions)
Research and development	$20.1	$15.6	$22.3	29%	(30)%
2016 as compared to 2015: The $4.5 million increase in research and development expense in 2016 was primarily due to increased outsourced clinical and product development costs of  $5.3 million, and professional fees of  $0.1 million, partially offset by lower labor related costs of  $0.5 million and facility costs of  $0.4 million. At December 31, 2016 and 2015, we had 21 employees dedicated to our research and development program.
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
The expenses incurred by us to third parties for preclinical and clinical trials in the current year and since inception of our lead clinical stage program were as follows (in millions):
Oncology program	Current status	Year Ended December 31, 2016	Program-to-date
Met program—Tivantinib	Phase 3	$0.2	$84.8

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2016 by $66.6 million and is not reflected in the above table.
Our future research and development expenses in support of our current and future oncology programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous preclinical studies for safety, toxicology, and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product. It is not unusual for the preclinical and clinical development of each of these types of products to take nine years or more, and for total development costs to exceed $500 million for each product.
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

General and administrative
				% increase (decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in millions)
General and administrative	$7.6	$9.8	$12.2	(23)%	(19)%
2016 compared to 2015: General and administrative expense in 2016 decreased by $2.2 million primarily due to lower facility costs of  $1.6 million and labor related costs of  $0.6 million. General and administrative headcount was 14 at December 31, 2016 and 15 at December 31, 2015.
2015 compared to 2014: General and administrative expense in 2015 decreased primarily due to lower labor related costs from reduced headcount of 0.7 million and lower facility costs of  $1.5 million. General and administrative headcount was 15 at December 31, 2015 down from 17 at December 31, 2014.
Restructuring and other costs
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway beyond the anticipated time for achievement of key milestones, such as the completion of the METIV-HCC trial. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, preclinical research. The costs associated with this action were comprised of severance payments of  $662 thousand and benefits continuation costs of  $74 thousand. In the year ended December 31, 2014, $319 thousand of these costs was paid and the remaining amount of  $417 thousand was paid in 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 thousand related to the modification of employee stock options, and $280 thousand for impairment of property and equipment impacted by the restructuring. The restructuring actions for which charges were incurred in the year ended December 31, 2014 resulted in annual cost savings of approximately $3.4 million in 2015.
Interest income, interest expense and other income
				% increase (decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands)
Interest income	$178	$101	$272	76%	(63)%
Interest expense	—	—	(35)	—	(100)%
Other income	—	277	642	—	(57)%
Interest income is comprised of interest income derived from our portfolio of cash, cash equivalents and investments. Interest income increased in 2016 primarily due to an increase in our portfolio balance resulting from our $15.2 million stock offering on February 26, 2016. Interest income decreased in 2015 and 2014 primarily due to a decrease in our investment portfolio. Interest expense was incurred in 2014 on notes payable. Other income in 2015 includes a gain of  $277 thousand from the sale of property and equipment. Other income in 2014 includes a gain of  $254 thousand upon the redemption of  $2.1 million of auction rate securities at face value, and a gain of  $388 thousand from the sale of property and equipment.
Provision for income taxes
There was no current or deferred tax expense for the years ended December 31, 2016, 2015 or 2014 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.
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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ArQule, Inc.,
In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ArQule, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2017

ARQULE, INC.
BALANCE SHEETS
	December 31,
	2016	2015
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$15,267	$13,983
Marketable securities-short term	15,859	24,789
Prepaid expenses and other current assets	822	714
Total current assets	31,948	39,486
Property and equipment, net	180	266
Other assets	252	252
Total assets	$32,380	$40,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,700	$6,234
Deferred revenue	—	4,591
Total current liabilities	8,700	10,825
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 71,146,209 and 62,939,780 shares issued and outstanding at December 31, 2016 and 2015, respectively	711	629
Additional paid-in capital	527,802	510,664
Accumulated other comprehensive income	2	3
Accumulated deficit	(504,835)	(482,117)
Total stockholders’ equity	23,680	29,179
Total liabilities and stockholders’ equity	$32,380	$40,004

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$4,709	$11,239	$11,254
Costs and expenses:
Research and development	20,042	15,561	22,271
General and administrative	7,563	9,830	12,154
Restructuring and other costs	—	—	1,099
	27,605	25,391	35,524
Loss from operations	(22,896)	(14,152)	(24,270)
Interest income	178	101	272
Interest expense	—	—	(35)
Other income	—	277	642
Loss before income taxes	(22,718)	(13,774)	(23,391)
Provision for income taxes	—	—	—
Net loss	(22,718)	(13,774)	(23,391)
Unrealized gain (loss) on marketable securities	(1)	13	(77)
Comprehensive loss	$(22,719)	$(13,761)	$(23,468)
Basic and diluted net loss per share:
Net loss per share	$(0.33)	$(0.22)	$(0.37)
Weighted average basic and diluted common shares outstanding	69,714	62,808	62,627

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	STOCK- HOLDERS’ EQUITY
	SHARES	PAR VALUE
Balance at December 31, 2013	62,736,207	$627	$504,884	$67	$(444,952)	$60,626
Restricted shares issued net of forfeitures and shares redeemed for taxes	(5,257)	—				—
Employee stock purchase plan	90,831	1	104			105
Stock based compensation expense			3,282			3,282
Change in unrealized gain (loss) on marketable securities				(77)		(77)
Net loss					(23,391)	(23,391)
Balance at December 31, 2014	62,821,781	628	508,270	(10)	(468,343)	40,545
Restricted shares issued net of forfeitures and shares redeemed for taxes	13,242	—				—
Employee stock purchase plan	104,757	1	133			134
Stock based compensation expense			2,261			2,261
Change in unrealized gain (loss) on marketable securities				13		13
Net loss					(13,774)	(13,774)
Balance at December 31, 2015	62,939,780	629	510,664	3	(482,117)	29,179
Issuance of common stock and options from stock offering, net	8,027,900	80	15,094			15,174
Stock option exercises and issuance of common stock	97,498	1	112			113
Restricted shares issued net of forfeitures and shares redeemed for taxes	29,828	—				—
Employee stock purchase plan	51,203	1	67			68
Stock based compensation expense			1,865			1,865
Change in unrealized gain (loss) on marketable securities				(1)		(1)
Net loss					(22,718)	(22,718)
Balance at December 31, 2016	71,146,209	$711	$527,802	$2	$(504,835)	$23,680

The accompanying notes are an integral part of these financial statements.

ARQULE, INC.
STATEMENTS OF CASH FLOWS
	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(22,718)	$(13,774)	$(23,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	161	603
Amortization of premium/discount on marketable securities	48	464	1,120
Amortization of deferred gain on sale leaseback	—	(232)	(552)
Non-cash stock compensation	1,865	2,261	3,282
Gain on auction rate securities	—	—	(254)
Gain on sale of property and equipment	—	(277)	(388)
Impairment of property and equipment	—	—	280
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(108)	1,029	(30)
Accounts payable and accrued expenses	2,466	(713)	(1,523)
Deferred revenue	(4,591)	(11,079)	(10,929)
Net cash used in operating activities	(22,937)	(22,160)	(31,782)
Cash flows from investing activities:
Purchases of marketable securities	(30,975)	(36,978)	(33,366)
Proceeds from sale or maturity of marketable securities	39,856	60,479	63,189
Proceeds from sale of property and equipment	—	298	500
Purchases of property and equipment	(15)	(315)	—
Net cash provided by investing activities	8,866	23,484	30,323
Cash flows from financing activities:
Proceeds from stock offering and options, net	15,174	—	—
Payment of notes payable	—	—	(1,700)
Proceeds from stock option exercises and employee stock plan purchases	181	134	105
Net cash provided by (used in) financing activities	15,355	134	(1,595)
Net increase (decrease) in cash and cash equivalents	1,284	1,458	(3,054)
Cash and cash equivalents, beginning of period	13,983	12,525	15,579
Cash and cash equivalents, end of period	$15,267	$13,983	$12,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):
The Company paid interest on debt of  $0 in 2016 and 2015, and $35 in 2014.
The Company paid no income taxes in 2016, 2015 or 2014.
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
Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:
•
ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in Phase 2 for intrahepatic cholangiocarcinoma (iCCA) and in Phase 1b for multiple oncology indications;

•
ARQ 092, a selective inhibitor of the AKT serine/threonine kinase, in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•
ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation;

•
ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, planned to advance to Phase 1 by Q3 2017; and

•
ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

Our most advanced partnered asset is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. We and our partners, Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) and Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”), have been implementing a worldwide clinical development program with tivantinib. Our lead indication is liver cancer (“hepatocellular carcinoma” or “HCC”). We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin.
Our METIV-HCC trial was a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint was overall survival (OS) in the intent-to-treat (ITT) population, and the secondary endpoint was progression-free survival (PFS) in the same population. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

primary endpoint of improving OS. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.
A second Phase 3 clinical trial with tivantinib known as JET-HCC is ongoing in Japan. JET-HCC is a pivotal, randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin. The primary endpoint is PFS in the ITT population. Kyowa Hakko Kirin has enrolled approximately 190 patients in the study. We expect to receive final results of this study in late Q1 or early Q2 2017.
Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For each of the years ended December 31, 2016, 2015, and 2014 our net use of cash for operations of  $22.9 million, $22.2 million, and $31.8 million, respectively was primarily driven by the difference between payments for operating expenses and cash receipts from our collaborators.
Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. On January 6, 2017, we entered into a loan and security agreement (the Loan Agreement) with a principal balance of  $15 million (see Note 15). The terms of the Loan Agreement require payments of interest on a monthly basis through September 2018 and payments of interest and principal from October 2018 to August 2021. We anticipate that our cash, cash equivalents and marketable securities on hand at December 31, 2016, financial support from our collaboration agreements, and the funds received on January 6, 2017 from our loan and security agreement mentioned above will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.
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

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased within three months of original maturity date to be cash equivalents. We invest our available cash primarily in commercial paper, money market funds and U.S. Treasury bill funds. We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statement of operations and comprehensive loss. For any of our marketable securities classified as trading securities, changes in the fair value of those securities are recorded as other income (expense) in the statement of operations and comprehensive loss. At December 31, 2016 we had no trading securities.
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
Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. We did not recognize any other-than-temporary impairments during the years ended December 31, 2016, 2015 or 2014. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
Fair Value of Financial Instruments
At December 31, 2016 and 2015 our financial instruments consist of cash, cash equivalents, investments in corporate debt securities, accounts payable, and accrued expenses. At December 31, 2016 and 2015 our financial instruments also included marketable securities which are reported at fair value.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $101, $161 and $603, respectively.
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
Impairment or Disposal of Long-Lived Assets
We assess our long-lived assets for impairment whenever events or changes in circumstances (a “triggering event”) indicate that the carrying value of a group of long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. As a result of our restructuring in 2014, we recognized an impairment charge related to our long-lived assets of $280. We did not recognize any impairment charges related to our long-lived assets during 2016 or 2015.

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
Other Income
Other income was $0 in 2016 and in 2015 includes a gain of  $277 from the sale of property and equipment. Other income in 2014 includes a gain of  $254 upon the redemption of  $2,100 of our remaining auction rate securities at face value, and a gain of  $388 from the sale of property and equipment.
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
Earnings (Loss) Per Share
The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include employee and Board of Director stock options, and options issued in conjunction with our February 2016 stock offering. Employee and Board of Director options to purchase 8,715,048 shares of common stock and options to purchase 3,567,956 shares of common stock issued in conjunction with our February 2016 stock offering were not included in the 2016 computations of diluted net loss per share because inclusion of such shares would have an anti-dilutive effect. Options to purchase 8,305,950 and 7,724,614 shares of common stock were not included in 2015 and 2014 because inclusion of such shares would have an anti-dilutive effect.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 included in our Statements of Operations and Comprehensive Loss:
	2016	2015	2014
Research and development	$514	$682	$1,016
General and administrative	1,351	1,579	2,183
Restructuring	—	—	83
Total stock-based compensation expense	$1,865	$2,261	$3,282

In the years ended December 31, 2016, 2015 and 2014, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charges.
The fair value of stock options and employee stock purchase plan shares granted in the years ended December 31, 2016, 2015 and 2014 respectively were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	2016	2015	2014
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average expected volatility factor(2)	63%	66%	67%
Risk free interest(3)	1.2–1.8%	1.3–1.7%	1.5–1.8%
Expected term, excluding options issued pursuant to the Employee Stock Purchase Plan(4)	5.8–7.2 years	5.6–6.8 years	5.8–6.9 years
Expected term—Employee Stock Purchase Plan(5)	6 months	6 months	6 months

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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We evaluated this ASU and determined that it did not have a material impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We adopted this standard effective December 31, 2016 and determined that this ASU did not have a material impact on our disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We adopted this standard effective December 31, 2016 and determined that this ASU did not have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial statements.
3. COLLABORATIONS AND ALLIANCES
Daiichi Sankyo Tivantinib Agreement
As previously reported, on December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization.
Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. In each quarter the tivantinib collaboration costs we incurred were compared with those of Daiichi Sankyo. If our costs for the quarter exceeded Daiichi Sankyo’s, we recognized revenue on the amounts due to us under the contingency adjusted performance model. Revenue was calculated on a pro-rata basis using the time elapsed from inception of the agreement over the estimated duration of the development period under the agreement. If our costs for the quarter were less than those of Daiichi Sankyo, we reported the amount due to Daiichi Sankyo as contra-revenue in that quarter. To the extent that our share of Phase 3 collaboration costs exceeded the amount of milestones and royalties received, that excess was netted against milestones and royalties earned and was not reported as contra-revenue.
Our cumulative share of the Daiichi Sankyo Phase 3 costs through December 31, 2016 totaled $106.6 million. We received a milestone of  $25 million in February 2011 upon enrolling the first patient in the MARQUEE trial, the cash proceeds of which were subsequently applied to our share of Phase 3 collaboration costs. On January 31, 2013, we announced that the first patient had been enrolled in the pivotal Phase 3 METIV trial of tivantinib, entitling us to a $15 million milestone. That $15 million milestone was also netted against our cumulative share of Phase 3 collaboration costs in 2013, and consequently we did not receive any cash proceeds from this milestone. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through December 31, 2016 by $66.6 million which are not required to be repaid upon expiration of the agreement.
In 2016, we recognized net research and development revenue of $0.1 million related to our non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of $0.1 million. In 2015, we recognized net research and development revenue of $0.1 million related to our

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. COLLABORATIONS AND ALLIANCES (Continued)

non-Phase 3 tivantinib collaboration costs which included $0.2 million of revenue and contra-revenue of $0.1 million. In 2014, we recognized net research and development revenue of $0.2 million related to our non-Phase 3 tivantinib collaboration costs which included $0.4 million of revenue and contra-revenue of $0.2 million.
Revenue for this agreement was recognized using the contingency-adjusted performance model. Through September 30, 2012, revenue was recognized based upon an estimated development period through December 2013. As a result of the October 2012 decision to discontinue the MARQUEE trial, the development period as of October 1, 2012 was extended to June 2015. Commencing with the fourth quarter of 2012 and through the third quarter of 2013 revenue was recognized over that development period. In the fourth quarter of 2013, following a recommendation by the Data Monitoring Committee that the METIV-HCC trial continue with patients receiving a lower dose of tivantinib than the dose originally employed in the trial, we reviewed the estimated development period and extended it to June 2016. On March 22, 2016, we and Daiichi Sankyo announced that the DMC of the METIV-HCC study conducted the planned interim assessment, and it was determined the trial would continue to its final analysis. Accordingly, we reviewed the estimated development period and extended it to December 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving OS. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.
For the years ended December 31, 2016, 2015 and 2014, $2.8 million, net of  $0.1 million of contra-revenue, $5.5 million, net of  $0.1 million of contra-revenue and $5.6 million, net of  $0.2 million of contra-revenue respectively, were recognized as revenue. At December 31, 2016 there was no deferred revenue, and at December 31, 2015, $2.7 million remained in deferred revenue.
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
Revenue for this agreement is recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. For the year ended December 31, 2016 $1.9 million was recognized as revenue, and for each of the years ended December 31, 2015 and 2014, $5.7 million was recognized as revenue. At December 31, 2016 there was no deferred revenue, and at December 31, 2015, $1.9 million remained in deferred revenue.
Beryllium Discovery Corp. Agreement
In May 2015, we entered into a collaborative research and development agreement with Beryllium Discovery Corp. (“Beryllium”). Pursuant to the agreement, we agreed to focus on the identification and preclinical development of inhibitors of PD-1 and PDL-1.
As a result of a change in our research and development priorities, including with respect to our emphasis on accelerating preclinical development of ARQ 531, our BTK inhibitor, we entered into an agreement with Beryllium pursuant to which we jointly terminated the collaborative research and development agreement effective November 4, 2016.
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
We invest our available cash primarily in commercial paper, money market funds, and U.S. Treasury bill funds that have investment grade ratings.
The following is a summary of the fair value of available-for-sale marketable securities we held at December 31, 2016 and December 31, 2015:
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$15,857	$7	$(5)	$15,859
Total available-for-sale marketable securities	$15,857	$7	$(5)	$15,859

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$24,786	$13	$(10)	$24,789
Total available-for-sale marketable securities	$24,786	$13	$(10)	$24,789

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at December 31, 2016 or 2015.
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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:
	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,923	$12,923	$—	$—
Corporate debt securities-short term	15,859	—	15,859	—
Total	$28,782	$12,923	$15,859	$—

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,800	$11,800	$—	$—
Corporate debt securities-short term	24,789	—	24,789	—
Total	$36,589	$11,800	$24,789	$—

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2016 and 2015:
	USEFUL LIFE ESTIMATED (YEARS)	2016	2015
Machinery and equipment	5	$1,939	$1,939
Leasehold improvements	3–5	232	232
Furniture and fixtures	7	40	40
Computer equipment	3	2,497	2,482
		4,708	4,693
Less: Accumulated depreciation and amortization		4,528	4,427
Net property and equipment		$180	$266

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

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. OTHER ASSETS
Other assets include the following at December 31, 2016 and 2015:
	2016	2015
Security deposits	$252	$252
Total other assets	$252	$252

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at December 31, 2016 and 2015:
	2016	2015
Accounts payable	$710	$186
Accrued payroll	1,856	1,956
Accrued outsourced preclinical and clinical fees	5,461	3,273
Accrued professional fees	363	516
Other accrued expenses	310	303
	$8,700	$6,234

8. STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue up to one million shares of preferred stock. As of December 31, 2016 and 2015, there were no outstanding shares of preferred stock. Our Board of Directors will determine the terms of the preferred stock if and when the shares are issued.
Common Stock
Our amended Certificate of Incorporation authorizes the issuance of up to 100 million shares of  $0.01 par value common stock.
At December 31, 2016, we have 202,257 common shares reserved for future issuance under the Employee Stock Purchase Plan (“Purchase Plan”) and 3,804,931 for the exercise of common stock options pursuant to the 2014 Equity Incentives Plan (“Equity Incentives Plan”), the Amended and Restated 1994 Equity Incentive Plan and the Amended and Restated 1996 Director Stock Option Plan (“Director Plan”).
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
9. EQUITY INCENTIVE PLANS
In 2014, our stockholders approved our Equity Incentives Plan and authorized 3,750,000 shares of common stock for issuance pursuant to future awards under the Equity Plan. In addition, any shares from our Amended and Restated 1994 Equity Incentive Plan that expire, are cancelled or forfeited after the effective date of the Equity Incentives Plan may also be issued for future awards under the Equity Incentives Plan. All shares are awarded at the discretion of our Board of Directors in a variety of stock based forms including stock options, restricted stock and performance based stock units, and stock appreciation rights. Pursuant to the Equity Incentives Plan, incentive stock options may not be granted at less than the fair

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

market value of our common stock at the date of the grant, and the option term may not exceed ten years. Stock options issued pursuant to the Equity Incentives Plan generally vest over four years. For holders of 10% or more of our voting stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of the grant, and the option term may not exceed five years. Stock appreciation rights granted in tandem with an option shall have an exercise price not less than the exercise price of the related option. As of December 31, 2016, no stock appreciation rights have been issued. At December 31, 2016, there were 1,025,950 shares available for future grants under the Equity Incentives Plan and 2,562,481 shares available under our Amended and Restated 1994 Equity Incentive Plan.
During 2014, our stockholders approved an amendment to the Director Plan to increase the number of shares available to 1,200,000. Under the terms of the Director Plan, options to purchase shares of common stock are automatically granted (A) to the Chairman of the Board of Directors (1) upon his or her initial election or appointment in the amount of 25,000 and vesting over three years and (2) upon his or her re-election or continuation on our board immediately after each annual meeting of stockholders in the amount of 25,000 and vesting one year from the date of grant, and (B) to each other Director (1) upon his or her initial election to our board in the amount of 30,000 and vesting over three years and (2) upon his or her re-election or continuation on our board in the amount of 15,000 and vesting one year from the date of grant. All options granted pursuant to the Director Plan have a term of ten years with exercise prices equal to fair market value on the date of grant. Through December 31, 2016, options to purchase 1,372,500 shares of common stock have been granted under this plan of which 845,000 shares are currently exercisable. As of December 31, 2016, 216,500 shares are available for future grant.
Option activity under the Plans for the years ended December 31, 2014, 2015 and 2016 was as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,511,814	$5.28
Granted	1,150,119	2.47
Exercised	—	—
Cancelled	(937,319)	5.06
Outstanding as of December 31, 2014	7,724,614	$4.89
Granted	1,513,850	1.25
Exercised	—	—
Cancelled	(932,514)	4.82
Outstanding as of December 31, 2015	8,305,950	$4.24
Granted	1,609,000	1.78
Exercised	(97,498)	1.16
Cancelled	(1,102,404)	5.10
Outstanding as of December 31, 2016	8,715,048	$3.71
Exercisable as of December 31, 2016	5,629,392	$4.78

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

The following table summarizes information about options outstanding at December 31, 2016:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2016	Weighted Average Exercise Price
$1.16–1.42	1,132,552	7.94	$1.18	290,860	$1.25
1.43–2.35	1,827,750	8.98	1.79	152,500	1.82
2.36–2.80	1,599,759	6.52	2.56	1,031,045	2.56
2.81–5.60	1,842,584	2.11	3.85	1,842,584	3.85
5.61–8.40	2,235,403	3.92	7.08	2,235,403	7.08
8.41–9.45	77,000	0.37	9.09	77,000	9.09
	8,715,048	5.57	$3.71	5,629,392	$4.78

The aggregate intrinsic value of options outstanding at December 31, 2016 was $103. The weighted average grant date fair value of options granted in year ended December 31, 2016, 2015 and 2014 was $1.10, $0.77, and $1.65, per share, respectively. In the year ended December 31, 2016 97,498 options were exercised. No options were exercised in the years ended December 31, 2015 and 2014. The intrinsic value of options exercised in the year ended December 31, 2016, was $60.
Options vested, expected to vest and exercisable at December 31, 2016 are as follows:
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at December 31, 2016	8,546,655	$3.71	5.57	$99
Exercisable at December 31, 2016	5,629,392	$4.78	4.04	$19
The total compensation cost not yet recognized as of December 31, 2016 related to non-vested option awards was $2,606 which will be recognized over a weighted-average period of 2.2 years. During the year ended December 31, 2016, 2,218 shares were forfeited with a weighted average grant date fair value of  $1.33 per share and a weighted average exercise price of $2.18 per share. During the year ended December 31, 2016, 1,025,186 shares expired with a weighted average grant date fair value of $3.50 per share and a weighted average exercise price of $5.39 per share. The weighted average remaining contractual life for options exercisable at December 31, 2016 was 4.0 years.
In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four-year period. No restricted stock was granted in 2016, 2015 or 2014. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. We recognized share-based compensation expense related to restricted stock of $73, $76 and $88 for the year ended December 31, 2016, 2015 and 2014, respectively.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EQUITY INCENTIVE PLANS (Continued)

Restricted stock activity under the equity incentives plan for the year ended December 31, 2016 was as follows:
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	58,635	$2.51
Granted	—	—
Vested	(29,306)	2.51
Cancelled	(53)	2.51
Unvested as of December 31, 2016	29,276	$2.51

The fair value of restricted stock vested in 2016, 2015 and 2014 was $55, $78 and $78, respectively.
In July 2010, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO 100,000 stock options, of which 25% vested upon grant and 25% vest annually over the next three years, and a maximum of 390,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In March 2013, the Company amended its CEO’s employment agreement to modify the performance and market based targets. In February 2012, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 50,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 125,000 performance-based stock units that vest upon the achievement of certain performance based targets. In March 2013, the Company amended its CMO’s employment agreement to grant the CMO 120,000 performance-based stock units that vest upon the achievement of certain performance based targets. Through December 31, 2016 no expense has been recorded for any performance-based stock units granted to the CEO, COO, or CMO.
In 1996, the stockholders adopted the Purchase Plan. This plan enables eligible employees to exercise rights to purchase our common stock at 85% of the fair market value of the stock on the date the right was granted or the date the right is exercised, whichever is lower. Rights to purchase shares under the Purchase Plan are granted by the Board of Directors. The rights are exercisable during a period determined by the Board of Directors; however, in no event will the period be longer than twenty-seven months. The Purchase Plan is available to substantially all employees, subject to certain limitations. In 2011, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of the Company’s common stock that may be issued to 2,400,000. As of December 31, 2016, 2,197,743 shares have been purchased and 202,257 shares are available for future sale under the Purchase Plan. We recognized share-based compensation expense related to the Purchase Plan of $60, $60 and $58 for the year ended December 31, 2016, 2015 and 2014, respectively.
10. INCOME TAXES
There was no current or deferred tax expense for the years ended December 31, 2016, 2015 or 2014 due to our loss before income taxes and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets based upon the weight of available evidence, as it is more likely than not that the deferred tax assets will not be realized.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES (Continued)

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2016, 2015 and 2014:
	2016	2015	2014
Income tax (benefit) expense at statutory rate	$(7,724)	$(4,683)	$(7,953)
State tax (benefit) expense, net of Federal tax (benefit) expense	(1,146)	(677)	(1,154)
Permanent items	263	239	383
Effect of change in valuation allowance and State NOL expiration	8,837	4,945	9,402
Tax credits	(228)	(74)	(678)
Other	(2)	250	—
Tax expense (benefit)	$—	$—	$—

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following at December 31, 2016 and 2015:
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$135,642	$125,599
Tax credit carryforwards	25,264	25,036
Equity based compensation	9,610	9,176
Book depreciation in excess of tax	56	35
Reserves and accruals	181	276
Deferred revenue	—	1,796
Other	28	26
	170,781	161,944
Valuation allowance	(170,781)	(161,944)
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Total valuation allowance increased by $8,837, $4,945 and $9,402 for the years ended December 31, 2016, 2015 and 2014, respectively. We have evaluated positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of federal and state net operating loss (“NOL”), net capital loss, and research and development credit carryforwards. We have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, we have established a full valuation allowance against our net deferred tax assets as of December 31, 2016.
As of December 31, 2016, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $382,781, $202,137 and $27,779 respectively, which expire at various dates through 2036. Approximately $15,080 of our federal NOL and $929 of our state NOL are attributable to stock-based compensation windfall deductions which will be recorded as an increase to retained earnings and deferred tax assets upon adoption in the first quarter for 2017 of ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES (Continued)

As of December 31, 2016, and 2015 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2016 and our state tax returns for the tax years 2013 through 2016 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.
Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income, and may, in turn, result in the expiration of a portion of those carryforwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We undertook a detailed study of our NOL and research and development credit carryforwards through January 31, 2017, to determine whether such amounts are likely to be limited by Sections 382 or 383. As a result of this analysis, we currently do not believe any Sections 382 or 383 limitations will significantly impact our ability to offset income with available NOL and research and development credit carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.
11. RESTRUCTURING AND OTHER COSTS
On July 30, 2014, we approved plans to restructure our operations to better align our human and financial resources with our primary focus on clinical stage development programs and to extend our cash runway. Commencing on August 4, 2014, we began to reduce our workforce from 62 to approximately 40 employees by the end of the year. Most of this reduction came from our Discovery Group, which has been engaged primarily in early-stage, preclinical research. The costs associated with this action were comprised of severance payments of  $662 and benefits continuation costs of  $74. In the year ended December 31, 2014, $319 of these costs was paid and the remaining amount of  $417 was paid in 2015. In addition, in the year ended December 31, 2014, we incurred non-cash charges of  $83 related to the modification of employee stock options, and $280 for impairment of property and equipment impacted by the restructuring.
12. COMMITMENTS AND CONTINGENCIES
Leases
We lease a facility under a non-cancelable operating lease that terminates on July 31, 2020 and the minimum lease commitment for our leased facility is as follows:
YEAR ENDING DECEMBER 31,	OPERATING LEASES
2017	$545
2018	504
2019	501
2020	254
Thereafter	—
Total minimum lease payments	$1,804

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense under our non-cancelable operating lease was approximately $540, $1,569, and $2,866 for the years ended December 31, 2016, 2015 and 2014, respectively.
In January 2015, we entered into a lease agreement for a new headquarters facility. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455. The lease obligation for the new facility is included in the table above.
13. CONCENTRATION OF CREDIT RISK
Revenue from one customer represented approximately 40% of total revenue during 2016, 49% in 2015 and 49% in 2014. Revenue from another customer represented approximately 60% of total revenue during 2016, 51% in 2015, and 51% in 2014.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2016
Net revenues	$1,227	$1,072	$1,223	$1,187
Net loss	(4,981)	(5,100)	(5,817)	(6,820)
Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.10)
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2015
Net revenues	$2,785	$3,004	$2,653	$2,797
Net loss	(4,551)	(4,017)	(2,354)	(2,852)
Basic and diluted earnings (loss) per share:
Net loss per share	$(0.07)	$(0.06)	$(0.04)	$(0.05)
15. SUBSEQUENT EVENT
On January 6, 2017, the Company, Oxford Finance LLC, as collateral agent and a lender (the “Lender”), and any additional lenders that may become parties thereto, entered into a loan and security agreement (the “Loan Agreement”).
Pursuant to the terms of the Loan Agreement, the Lender issued the Company a loan in the principal amount of  $15,000,000. The loan will bear interest at the rate equal to (a) the greater of  (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The Company will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.
Upon the earlier of prepayment or the maturity date, the Company will pay to the Lender a final payment of 6% of the full principal amount of the loan. The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee also is paid equal to (i) 3% of the outstanding principal balance if prepayment occurs in months 1-12 following the closing, (ii) 2.0% of the outstanding principal balance in months 13-24 following the closing, and (iii) 1% thereafter.

ARQULE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. SUBSEQUENT EVENT (Continued)

The Company paid the Lender an upfront facility fee of  $75,000.
Pursuant to the terms of the Loan Agreement, the Company is bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on the Company’s assets.
Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder will begin to bear interest at a rate that is 5% higher than the rate that is otherwise applicable and may be declared immediately due and payable by the Lender. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material adverse change in the business, operations or financial condition of the Company; the rendering of certain types of fines or judgments against the Company; any breach by the Company of any covenant (subject to cure for certain covenants only) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.
The Company has granted Lender, a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lender under the Loan Agreement. The Company has also agreed not to encumber any of its intellectual property without required lenders’ prior written consent.
In connection with entering into the Loan Agreement, the Company issued to the Lender warrants to purchase an aggregate of 354,330 shares of the Company’s common stock (the “Lender Warrants”). The warrants are exercisable immediately, have a per-share exercise price of  $1.27 and have a term of ten years.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the ArQule, Inc. Proxy Statement for the annual meeting of stockholders to be held on May 23, 2017, as summarized below:
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

“Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Corporate Governance Guidelines and Code of Conduct;” and “Board Committees and Meetings.”
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

3. EXHIBITS
EXHIBIT NO.	DESCRIPTION
1.1	Capital on Demand™ Sales Agreement, dated October 25, 2016, by and between the Company and JonesTrading Institutional Services LLC. Filed as Exhibit 1.1 to the Company’s Current
Report on Form 8-K filed on October 25, 2016 (File No. 000-21429) and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 2, 2011 (File No. 000-21429) and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 000-21429) and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1996 (File No. 333-11105) and incorporated herein by reference.
4.2	Warrant dated January 6, 2017 issued to Oxford Finance LLC. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017 (File No. 000-21429) and incorporated herein by reference.
4.3	Warrant dated January 6, 2017 issued to Oxford Finance LLC. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017 (File No. 000-21429) and incorporated herein by reference.
10.1*	Amended and Restated 1994 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.2*	Amended and Restated 1996 Employee Stock Purchase Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.3*	Amended and Restated 1996 Director Stock Option Plan. Filed as Appendix C to the Company’s Definitive Proxy Statement filed on April 29, 2011 (File No. 000-21429) and incorporated herein by reference.
10.4*	2005 Director Stock Compensation Plan. Filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2005 (File No. 333-130159) and incorporated herein by reference.
10.5*	Employment Agreement between the Company and Peter S. Lawrence dated April 13, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2006 (File No. 000-21429) and incorporated herein by reference.
10.6+	Exclusive License Agreement by and between the Company and Kyowa Hakko Kogyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 7, 2007 (File No. 000-21429) and incorporated herein by reference.
10.7*	Amendment to Employment Agreement, dated as of October 4, 2007, by and between the Company and Peter S. Lawrence. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007 (File No. 000-21429) and incorporated herein by reference.
10.8*	Form of Incentive Stock Option Agreement. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.
10.9*	Form of Non-Statutory Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 17, 2008 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.10*	Second Amendment to Employment Agreement, dated April 14, 2008, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.4 to the Company’s Current Report on
Form 8-K, filed on April 18, 2008 (File No. 000-21429) and incorporated herein by reference.
10.11*	Employment Agreement, dated as of April 15, 2008, by and between ArQule, Inc. and Paolo
Pucci. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 18,
2008 (File No. 000-21429) and incorporated herein by reference.
10.12+	Collaborative Research, Development and License Agreement, dated November 7, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.22 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.13+	License, Co-Development and Co-Commercialization Agreement, dated December 18, 2008, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.23 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on
March 6, 2009 (File No. 000-21429) and incorporated herein by reference.
10.14+	Agreement on Milestone Payments and Royalties, effective as of May 25, 2009 by and between
ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Current
Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009 (File No.
000-21429) and incorporated herein by reference.
10.15*	Amendment to Employment Agreement, dated as of July 15, 2010, by and between the
Company and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2010 filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.16*	Form of Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.17*	Form of Restricted Stock Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010 (File No. 000-21429) and incorporated herein by reference.
10.18+	Amendment No. 1 to Collaborative Research, Development and License Agreement, dated October 8, 2010, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on January 14, 2011 (File No. 000-21429) and incorporated herein by reference.
10.19*	Employment Agreement, dated as of June 17, 2008, by and between ArQule, Inc. and Brian Schwartz, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-21429) and incorporated herein by reference.
10.20*	Amendment to Employment Agreement dated as of February 23, 2012 by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s
Current Report on Form 8-K filed on February 27, 2012 (File No. 000-21429) and incorporated herein by reference.
10.21+	License and Co-Commercialization Agreement, dated November 8, 2011, by and between ArQule, Inc. and Daiichi Sankyo Co., Ltd. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012 (File No. 000-21429) and incorporated herein by reference.
10.22*	Second Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.23*	Third Amendment to Employment Agreement, dated as of March 8, 2013, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.24*	Second Amendment to Employment Agreement, dated March 8, 2013, by and between
ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on
Form 8-K filed on March 11, 2013 (File No. 000-21429) and incorporated herein by reference.
10.25*	2014 Equity Incentives Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 11, 2014 (File No. 000-21429) and incorporated herein by reference.
10.26+	Collaborative Research, Development and License Agreement, dated May 4, 2015, by and between ArQule, Inc. and Beryllium. Discovery Corp. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015 (File No. 000-21429) and incorporated herein by reference.
10.27*	Third Amendment to Employment Agreement dated as of April 14, 2016, by and between
ArQule, Inc. and Paolo Pucci. Filed as Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.
10.28*	Fourth Amendment to Employment Agreement dated as of April 14, 2016, by and between
ArQule, Inc. and Peter S. Lawrence. Filed as Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.
10.29*	Third Amendment to Employment Agreement dated as of April 14, 2016, by and between ArQule, Inc. and Brian Schwartz. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File No. 000-21429) and incorporated herein by reference.
10.30	Loan and Security Agreement between and among ArQule, Inc. and Oxford Finance LLC, as
Lender, dated January 6, 2017 Filed as Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on January 10, 2017 (File No. 000-21429) and incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Principal Financial Officer, filed herewith.
101	The following materials from ArQule, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

*
Indicates a management contract or compensatory plan.

+
Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

ITEM 16.
FORM 10-K SUMMARY

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ArQule, Inc.
By:	/s/ Paolo Pucci
Paolo Pucci
Chief Executive Officer
Date: March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Paolo Pucci Paolo Pucci	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
/s/ Peter S. Lawrence Peter S. Lawrence	President and Chief Operating Officer (Principal Financial Officer)	March 9, 2017
/s/ Robert J. Weiskopf Robert J. Weiskopf	Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 9, 2017
/s/ Patrick J. Zenner Patrick J. Zenner	Director—Chairman of the Board	March 9, 2017
/s/ Timothy C. Barabe Timothy C. Barabe	Director	March 9, 2017
/s/ Susan L. Kelley Susan L. Kelley	Director	March 9, 2017
/s/ Ronald M. Lindsay Ronald M. Lindsay	Director	March 9, 2017
/s/ Michael D. Loberg Michael D. Loberg	Director	March 9, 2017
/s/ William G. Messenger William G. Messenger	Director	March 9, 2017