Form 10-Q
period 2017-03-31
ARQULE INC
filed 2017-05-03
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate If an emerging growth company, indicate by check by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of April 20, 2017:

Common Stock, par value $.01	71,146,597 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2017

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$28,237	$15,267
Marketable securities-short term	9,303	15,859
Prepaid expenses and other current assets	630	822
Total current assets	38,170	31,948

Property and equipment, net	156	180
Other assets	164	252
Total assets	$38,490	$32,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,164	$8,700
Total current liabilities	7,164	8,700
Long-term liabilities:
Notes payable	14,337	—
Total liabilities	21,501	8,700

Commitment and contingencies

Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 71,146,597 and 71,146,209 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	711	711
Additional paid-in capital	528,691	527,802
Accumulated other comprehensive income (loss)	(2)	2
Accumulated deficit	(512,411)	(504,835)
Total stockholders’ equity	16,989	23,680
Total liabilities and stockholders’ equity	$38,490	$32,380

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$—	$1,227

Costs and expenses:
Research and development	5,194	4,198
General and administrative	2,074	2,044
Total costs and expenses	7,268	6,242

Loss from operations	(7,268)	(5,015)

Interest income	22	34
Interest expense	(330)	—
Net loss	(7,576)	(4,981)

Unrealized gain (loss) on marketable securities	(4)	29
Comprehensive loss	$(7,580)	$(4,952)

Basic and diluted net loss per share:
Net loss per share	$(0.11)	$(0.08)

Weighted average basic and diluted common shares outstanding	71,138	65,489

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED March 31,
	2017	2016
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(7,576)	$(4,981)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	27
Amortization of premium (discount) on marketable securities	(3)	26
Amortization of debt discount	60	—
Non-cash stock compensation	543	594
Changes in operating assets and liabilities:
Prepaid expenses and other assets	280	(115)
Accounts payable and accrued expenses	(1,653)	(843)
Deferred revenue	—	(1,140)
Net cash used in operating activities	(8,325)	(6,432)
Cash flows from investing activities:
Purchases of marketable securities	(1)	(13,386)
Proceeds from sale or maturity of marketable securities	6,556	10,498
Net cash provided by (used in) investing activities	6,555	(2,888)
Cash flows from financing activities:
Proceeds from notes payable and warrants, net	14,740	—
Proceeds from stock offering, net	—	15,185
Proceeds from stock option exercises and employee stock plan purchases	—	114
Net cash provided by financing activities	14,740	15,299
Net increase in cash and cash equivalents	12,970	5,979
Cash and cash equivalents, beginning of period	15,267	13,983
Cash and cash equivalents, end of period	$28,237	$19,962

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

Our most advanced partnered asset is tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).

Our METIV-HCC trial was a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint was overall survival (OS) in the intent-to-treat (ITT) population, and the secondary endpoint was progression-free survival (PFS) in the same population. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving OS.

Our JET-HCC trial was a second pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin. The primary endpoint was PFS. On March 27, 2017, we reported that our partner, Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan and that the trial did not meet its primary endpoint of improving PFS.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. In the three months ended March 31, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $8.3 million and $6.4 million, respectively.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. On January 6, 2017, we entered into a loan and security agreement (the “Loan Agreement”) with a principal balance of  $15 million (see Note 8). The terms of the Loan Agreement require payments of interest on a monthly basis through September 2018 and payments of interest and principal from October 2018 to August 2021. We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2017, and the funds received on January 6, 2017 from our Loan Agreement will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2016 included in our annual report on Form 10-K filed with the SEC on March 9, 2017.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2017, and its results of operations and cash flows for the three months ended March 31, 2017 and March 31, 2016. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. The condensed balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements

2. COLLABORATIONS AND ALLIANCES

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2017 totaled $107.7 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2017 by $67.7 million which are not required to be repaid upon expiration of the agreement.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

For the quarters ended March 31, 2017 and 2016, zero and $0.7 million, respectively, were recognized as net revenue.

Kyowa Hakko Kirin Licensing Agreement

As previously reported, on April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On March 27, 2017, we reported that our partner, Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan, and that the trial did not meet its primary endpoint of improving PFS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

For the quarters ended March 31, 2017 and 2016, zero and $0.5 million, respectively, were recognized as revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2017 and

December 31, 2016:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$9,305	$—	$(2)	$9,303
Total available-for-sale marketable securities	$9,305	$—	$(2)	$9,303

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$15,857	$7	$(5)	$15,859
Total available-for-sale marketable securities	$15,857	$7	$(5)	$15,859

Our available-for-sale marketable securities in a loss position at March 31, 2017, and December 31, 2016 were in a continuous unrealized loss position for less than 12 months.

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

	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,947	$2,947	$—	$—
Corporate debt securities-short term	9,303	—	9,303	—
Total	$12,250	$2,947	$9,303	$—

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,923	$12,923	$—	$—
Corporate debt securities-short term	15,859	—	15,859	—
Total	$28,782	$12,923	$15,859	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses include the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable	$610	$710
Accrued payroll	772	1,856
Accrued outsourced pre-clinical and clinical fees	4,682	5,461
Accrued professional fees	663	363
Other accrued expenses	437	310
	$7,164	$8,700

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three months ended March 31, 2017, include 9,504,090 shares that would be issued upon the exercise of outstanding employee stock options and 354,330 shares that would be issued upon the exercise of the warrants issued in conjunction with our January 6, 2017 loan agreement. Potential common shares, for the three months ended March 31, 2016, include 9,477,198 shares that would be issued upon the exercise of outstanding employee stock options, and 3,567,956 shares that would have been issued upon exercise of stock options issued in our February 26, 2016 stock offering.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2017 and 2016.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2017	2016
Research and development	$130	$190
General and administrative	413	404
Total stock-based compensation expense	$543	$594

In the three months ended March 31, 2017 and 2016, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2017 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	8,715,048	$3.71
Granted	982,500	1.53
Exercised	—	—
Cancelled	(193,458)	5.98
Outstanding as of March 31, 2017	9,504,090	$3.44

Exercisable as of March 31, 2017	6,481,588	$4.28

The aggregate intrinsic value of options outstanding at March 31, 2017 was zero related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2017 and 2016 was $0.93 and $1.12 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2017 was zero.

Shares vested, expected to vest and exercisable at March 31, 2017 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2017	9,326,234	$3.44	5.9	$—
Exercisable at March 31, 2017	6,481,588	$4.28	4.5	$—

The total compensation cost not yet recognized as of March 31, 2017 related to non-vested option awards was $3.0 million, which will be recognized over a weighted-average period of 3.1 years. During the three months ended March 31, 2017, 182,877 shares expired and 10,581 shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2017 was 4.5 years.

In 2013, we granted 242,697 shares of restricted stock to employees, vesting annually over a four year period. The weighted average fair value of the restricted stock at the time of grant in 2013 was $2.51 per share, and is being expensed ratably over the vesting period. Through March 31, 2017, 82,617 shares have been forfeited, and 160,080 shares have vested. We recognized share-based compensation expense related to restricted stock of $8 and $22 for the three months ended March 31, 2017 and 2016, respectively.

Restricted stock activity under the Plan for the three months ended March 31, 2017 was as follows:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	29,276	$2.51
Vested	(29,276)	2.51
Unvested as of March 31, 2017	—	$—

The fair value of restricted stock that vested in the three months ended March 31, 2017 and 2016 was $46 and $47, respectively.

7. STOCK OFFERING

On February 26, 2016, we entered into definitive stock purchase agreements with certain institutional and accredited investors. In conjunction with this stock offering we issued 8,027,900 shares of our common stock and non-transferable options for 3,567,956 shares of our common stock for aggregate net proceeds of $15.2 million. Each option was exercisable for $2.50 per share and they all expired on March 22, 2017.

8. LOAN AGREEMENT

On January 6, 2017, Oxford Finance LLC, as collateral agent and a lender (the “Lender”), and any additional lenders that may become parties thereto, entered into a loan and security agreement with us (the “Loan Agreement”).

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of  $15.0 million. The loan will bear interest at the rate equal to (a) the greater of  (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at March 31, 2017 was 7.83%. We will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.

The expected remaining repayment of the $15 million loan principal is as follows:

2018	$1,667
2019	5,000
2020	5,000
2021	3,333
$15,000

Upon the earlier of prepayment or the maturity date, we will pay to the Lender a final payment of 6% of the full principal amount of the loan. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee also is paid equal to (i) 3% of the outstanding principal balance if prepayment occurs in months 1-12 following the closing, (ii) 2.0% of the outstanding principal balance in months 13-24 following the closing, and (iii) 1% thereafter.

We paid the Lender an upfront facility fee of  $75,000.

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We are in compliance with the loan covenants at March 31, 2017.

Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by us thereunder will begin to bear interest at a rate that is 5% higher than the rate that is otherwise applicable and may be declared immediately due and payable by the Lender. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material adverse change in our business, operations or financial condition ; the rendering of certain types of fines or judgments against us; any breach by us of any covenant (subject to cure for certain covenants only) made in the Loan Agreement; and the failure of any representation or warranty made by us in connection with the Loan Agreement to be correct in all material respects when made.

We have granted Lender, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lender under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without required lenders’ prior written consent.

In connection with entering into the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of 354,330 shares of our common stock (the “Lender Warrants”). The warrants are exercisable immediately, have a per-share exercise price of  $1.27 and have a term of ten years. We have recorded the relative fair value of the warrants as a discount to the carrying value of the notes payable with a corresponding increase to additional paid in capital.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this ASU in 2017 and it will not have a material impact on our financial position, results of operations or statement of cash flows.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter and we adopted this ASU in 2016.

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We evaluated this ASU and determined that it will not have a material impact on our financial position or results of operations.

10. INCOME TAXES

As of December 31, 2016, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $382,781, $202,137 and $27,779 respectively, which expire at various dates through 2036. Approximately $15,080 of our federal NOL and $929 of our state NOL were generated from excess tax deductions from share-based awards.

The Company adopted ASU No. 2016-09 in the first quarter of 2017. The recognition of the excess tax benefits from share-base payments mentioned above increased deferred tax assets and retained earnings accordingly. As the company doesn’t expect taxable income in the foreseeable future, we reserved the full amount at the time of the recognition and there was no impact on the net positions of deferred tax assets and retained earnings. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP and these fluctuations did not affect our net deferred tax position in the first quarter of 2017.

At March 31, 2017 and December 31, 2016, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2017 and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2016 and our state tax returns for the tax years 2013 through 2016 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes contained in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our most advanced partnered asset was tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway. We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).

Our METIV-HCC trial was a pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Daiichi Sankyo and us. The primary endpoint was overall survival (OS) in the intent-to-treat (ITT) population, and the secondary endpoint was progression-free survival (PFS) in the same population. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary endpoint of improving.

Our JET-HCC was a pivotal Phase 3, randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin in Japan. On March 27, 2017, we reported that our partner, Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan, and that the trial did not meet its primary endpoint of improving PFS.

We have incurred a cumulative deficit of approximately $512 million from inception through March 31, 2017. We recorded a net loss for 2015 and 2016 and expect a net loss for 2017.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through March 31, 2017 totaled $107.7 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2017 by $67.7 million which are not required to be repaid upon expiration of the agreement.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

As previously reported, on April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On March 27, 2017, we reported that our partner, Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan, and that the trial did not meet its primary endpoint of improving PFS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2017	2016	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$37.5	$31.1	6.4	21%
Working capital	31.0	23.2	7.8	33%

	Q1 2017	Q1 2016	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(8.3)	$(6.4)	$(1.9)
Investing activities	6.6	(2.9)	9.5
Financing activities	14.7	15.3	(0.6)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the quarters ended March 31, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $8.3 million and $6.4 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $6.6 million for the quarter ended March 31, 2017, was comprised of net maturities of of marketable securities. Our net cash provided by investing activities of $2.9 million for the quarter ended March 31, 2016 was comprised primarily of net maturities of marketable securities of $13.4 million and net purchases of marketable securities of $10.5 million. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities of $14.7 million for the quarter ended March 31, 2017, was comprised of $14.7 million net proceeds from the loan and security agreement that we entered into on January 6, 2017. Our net cash provided by financing activities of $15.3 million for the quarter ended March 31, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of $15.2 million and $0.1 million from stock option exercises and employee stock plan purchases.

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

On February 26, 2016 we entered into definitive stock purchase agreements with certain institutional and accredited investors. In conjunction with this stock offering we issued 8,027,900 shares of our common stock and non-transferable options for 3,567,956 shares of our common stock for aggregate net proceeds of $15.2 million. Each option was exercisable for $2.50 per share and they all expired on March 22, 2017.

On January 6, 2017, we entered into a loan and security agreement in the principal amount of $15.0 million. The loan will bear interest at a minimum of 7.6% per annum and the interest rate will float based upon the 30 day U.S. LIBOR rate. We will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.

We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2017 and the funds received on January 6, 2017 from our loan and security agreement mentioned above will be sufficient to finance our operations into at least mid-2018.

Our contractual obligations were comprised of the following as of March 31, 2017 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$—	$8,333	$7,567	$—
Operating lease obligations	1,670	549	1,121	—	—
Purchase obligations	4,682	4,682	—	—	—
Total	$22,252	$5,231	$9,454	$7,567	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2016 on Form 10-K filed with the SEC on March 9, 2017.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2017 and 2016:

Revenue

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$—	$1.2	$(1.2)	(100)%

Research and development revenue in the three months ended March 31, 2017 was zero due to the end of the estimated development period on December 31, 2016 for both the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue in the three months ended March 31, 2016 revenue is comprised of revenue of $0.5 million from our Daiichi Sankyo METIV-HCC trial and $0.7 million from our Kyowa Hakko Kirin JET-HCC trial.

Research and development

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended March 31:
Research and development	$5.2	$4.2	$1.0	24%

Research and development expense in the quarter ended March 31, 2017 increased by $1.0 million primarily due to higher outsourced preclinical, clinical and product development costs. At March 31, 2017 we had 20 employees dedicated to our research and development program compared to 21 at March 31, 2016.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our lead clinical stage program were as follows (in millions):

Oncology program	Current status	Three Months Ended March 31, 2017	Program-to- date
Met program—Tivantinib	Phase 3	$0.1	$84.9

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through March 31, 2017 by $67.7 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$2.1	$2.0	$0.1	1%

General and administrative expense increased in the first quarter of 2017 principally due to higher labor related costs. General and administrative headcount was 14 at March 31, 2017, compared to 16 at March 31, 2016.

Interest income and interest expense

			Increase (decrease)
	2017	2016	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$22	$34	$(12)	(35)%
Interest expense	330	—	330	100%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the first quarter of 2017 primarily due to a decrease in our portfolio balance. Interest expense is from the loan agreement we entered into on January 6, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements please read Note 9, Recent Accounting Pronouncements to our financial statements included in this report.

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

In this report we make forward-looking statements regarding our drug development pipeline and our existing and planned clinical trials as well as projected financial results and our ability to fund operations with current cash, cash equivalents and marketable securities.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent our judgment as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Performance-based Option Agreement.* Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 10, 2017 (File No. 000-21429) and incorporated herein by reference.
10.2	Fourth Amendment to Employment Agreement with Paolo Pucci.* Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 10, 2017 (File No. 000-21429) and incorporated herein by reference.
10.3	Fifth Amendment to Employment Agreement with Peter Lawrence.* Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 10, 2017 (File No. 000-21429) and incorporated herein by reference.
10.4	Fourth Amendment to Employment Agreement with Brian Schwartz.* Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on April 10, 2017 (File No. 000-21429) and incorporated herein by reference.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

*Management compensatory plan or agreement

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 3, 2017	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

