Form 10-Q
period 2017-06-30
ARQULE INC
filed 2017-08-04
CIK 1019695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

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
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of July 20, 2017:

Common Stock, par value $.01       71,171,551 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2017

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$16,899	$15,267
Marketable securities-short term	14,108	15,859
Prepaid expenses and other current assets	421	822
Total current assets	31,428	31,948

Property and equipment, net	142	180
Other assets	204	252
Total assets	$31,774	$32,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,261	$8,700
Total current liabilities	7,261	8,700

Long-term liabilities:
Notes payable	14,427	—
Total liabilities	21,688	8,700

Commitment and contingencies

Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding		—
Common stock, $0.01 par value; 100,000,000 shares authorized; 71,171,551 and 71,146,209 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	711	711
Additional paid-in capital	528,994	527,802
Accumulated other comprehensive income (loss)	(7)	2
Accumulated deficit	(519,612)	(504,835)
Total stockholders’ equity	10,086	23,680
Total liabilities and stockholders’ equity	$31,774	$32,380

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2017	2016	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$—	$1,072	$—	$2,299

Costs and expenses:
Research and development	4,983	4,337	10,177	8,535
General and administrative	1,866	1,887	3,940	3,931
Total costs and expenses	6,849	6,224	14,117	12,466

Loss from operations	(6,849)	(5,152)	(14,117)	(10,167)

Interest income	37	52	59	86
Interest expense	(389)	—	(719)	—

Net loss	(7,201)	(5,100)	(14,777)	(10,081)

Unrealized gain (loss) on marketable securities	(5)	—	(9)	29
Comprehensive loss	$(7,206)	$(5,100)	$(14,786)	$(10,052)

Basic and diluted net loss per share:
Net loss per share	$(0.10)	$(0.07)	$(0.21)	$(0.15)

Weighted average basic and diluted common shares outstanding	71,149	71,062	71,143	68,275

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(14,777)	$(10,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	53
Amortization of premium (discount) on marketable securities	(9)	40
Amortization of debt discount	150	—
Non-cash stock compensation	828	1,015
Changes in operating assets and liabilities:
Prepaid expenses and other assets	449	294
Accounts payable and accrued expenses	(1,439)	1
Deferred revenue	—	(2,290)
Net cash used in operating activities	(14,760)	(10,968)
Cash flows from investing activities:
Purchases of marketable securities	(14,076)	(21,648)
Proceeds from sale or maturity of marketable securities	15,827	20,765
Additions to property and equipment	—	(15)
Net cash provided by (used in) investing activities	1,751	(898)
Cash flows from financing activities:
Proceeds from notes payable and warrants, net	14,624	—
Proceeds from stock offering, net	—	15,174
Proceeds from employee stock option exercises and employee stock purchase plan purchases	17	163
Net cash provided by financing activities	14,641	15,337
Net increase in cash and cash equivalents	1,632	3,471
Cash and cash equivalents, beginning of period	15,267	13,983
Cash and cash equivalents, end of period	$16,899	$17,454

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:

•	ARQ 087, a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in Phase 2 for intrahepatic cholangiocarcinoma (iCCA) and in Phase 1b for multiple oncology indications;

•	ARQ 092, a selective inhibitor of the AKT serine/threonine kinase, in Phase1/2 in rare Overgrowth Disease and in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•	ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation;

•	ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, in a Phase 1 for B-cell malignancies refractory to other therapeutic options; and

•	ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. In the six months ended June 30, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $14.8 million and $11.0 million, respectively.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. On January 6, 2017, we entered into a loan and security agreement (the “Loan Agreement”) with a principal balance of  $15 million (see Note 8). The terms of the Loan Agreement require payments of interest on a monthly basis through September 2018 and payments of interest and principal from October 2018 to August 2021. We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2017, which includes the funds received on January 6, 2017 from our Loan Agreement will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, and its results of operations and cash flows for the three months ended June 30, 2017 and June 30, 2016. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. The condensed balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements

2. COLLABORATIONS AND ALLIANCES

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2017 totaled $108.8 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2017 by $68.8 million which are not required to be repaid upon expiration of the agreement.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

For the three months and six months ended June 30, 2017, zero was recognized as revenue. For the three months and six months ended June 30, 2016, $0.6 million and $1.4 million, respectively, were recognized as revenue.

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

For the three months and six months ended June 30, 2017, zero were recognized as net revenue. For the three months and six months ended June 30, 2016, $0.5 million and $0.9 million, respectively, were recognized as revenue.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2017 and

December 31, 2016:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$14,115	$-	$(7)	$14,108
Total available-for-sale marketable securities	$14,115	$-	$(7)	$14,108

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$15,857	$7	$(5)	$15,859
Total available-for-sale marketable securities	$15,857	$7	$(5)	$15,859

Our available-for-sale marketable securities in a loss position at June 30, 2017, and December 31, 2016 were in a continuous unrealized loss position for less than 12 months.

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

	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,176	$14,176	$—	$—
Corporate debt securities-short term	14,108	—	14,108	—
Total	$28,284	$14,176	$14,108	$—

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,923	$12,923	$—	$—
Corporate debt securities-short term	15,859	—	15,859	—
Total	$28,782	$12,923	$15,859	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accounts payable	$988	$710
Accrued payroll	1,109	1,856
Accrued outsourced pre-clinical and clinical fees	4,455	5,461
Accrued professional fees	413	363
Other accrued expenses	296	310
	$7,261	$8,700

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three and six months ended June 30, 2017, include 10,773,443 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options and 354,330 shares that would be issued upon the exercise of the warrants issued in conjunction with our January 6, 2017 loan agreement. Potential common shares, for the three and six months ended June 30, 2016, include 9,189,198 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended June 30, 2017 and 2016.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$74	$109	$204	$299
General and administrative	212	312	625	716
Total stock-based compensation expense	$286	$421	$829	$1,015

In the three and six months ended June 30, 2017 and 2016, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2017 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	8,715,048	$3.71
Granted	2,537,500	1.19
Exercised	—	—
Cancelled	(479,105)	4.96
Outstanding as of June 30, 2017	10,773,443	$3.06

Exercisable as of June 30, 2017	6,484,316	$4.16

In April 2017, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO a maximum of 600,000 performance-based stock options that vest upon the achievement of certain performance and market based targets. In April 2017, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 300,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In April 2017, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 260,000 performance-based stock options that vest upon the achievement of certain performance based targets. In April 2017, certain other employees were granted a total of 270,000 performance-based stock options that vest upon the achievement of certain performance based targets. Through June 30, 2017 no expense has been recorded for any performance-based stock options granted to the CEO, COO, CMO, or to any other employees.

The aggregate intrinsic value of options outstanding at June 30, 2017 was $496 and $37 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2017 and 2016 was $0.72 and $1.10 per share, respectively. No options were exercised in the six months ended June 30, 2017.

Shares vested, expected to vest and exercisable at June 30, 2017 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2017	10,566,460	$3.06	6.2	$479
Exercisable at June 30, 2017	6,484,316	$4.16	4.3	$37

The total compensation cost not yet recognized as of June 30, 2017 related to non-vested option awards was $2.7 million, which will be recognized over a weighted-average period of 3.3 years. During the three months ended June 30, 2017, 325,149 shares expired and 153,956 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2017 was 4.3 years.

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

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of  $15.0 million. The loan will bear interest at the rate equal to (a) the greater of  (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at June 30, 2017 was 8.08%. We will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.

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

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We are in compliance with the loan covenants at June 30, 2017.

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

In May 2017 the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard will be effective for us on January 1, 2018, however early adoption is permitted. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer Topic 606s, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Topic 606, Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Topic 606, Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 superseded all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We evaluated this ASU and determined that it will not have a material impact on our financial position or results of operations.

10. INCOME TAXES

As of December 31, 2016, we had federal NOL, state NOL, and research and development credit carryforwards of approximately $382,781, $202,137 and $27,779 respectively, which expire at various dates through 2036. Approximately $15,080 of our federal NOL and $929 of our state NOL were generated from excess tax deductions from share-based awards.

The Company adopted ASU No. 2016-09 in the first quarter of 2017. The recognition of the excess tax benefits from share-based payments mentioned above increased deferred tax assets and retained earnings accordingly. As the company doesn’t expect taxable income in the foreseeable future, we reserved the full amount at the time of the recognition and there was no impact on the net positions of deferred tax assets and retained earnings. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP and these fluctuations did not affect our net deferred tax position in the first six months of 2017.

At June 30, 2017 and December 31, 2016, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017 and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2016 and our state tax returns for the tax years 2013 through 2016 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

We have incurred a cumulative deficit of approximately $520 million from inception through June 30, 2017. We recorded a net loss for 2015 and 2016 and expect a net loss for 2017.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through June 30, 2017 totaled $108.8 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2017 by $68.8 million which are not required to be repaid upon expiration of the agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2017	2016	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$31.0	$31.1	(0.1)	-%
Working capital	24.2	23.2	1.0	4.0%

	Six Months Ended
	June 30, 2017	June 30, 2016	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(14.8)	$(11.0)	$(3.8)
Investing activities	1.8	(0.9)	2.7
Financing activities	14.6	15.3	(0.7)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the six months ended June 30, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $14.8 million and $11.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $1.8 million for the six months ended June 30, 2017, was comprised of net maturities of of marketable securities. Our net cash used by investing activities of $0.9 million for the six months ended June 30, 2016, was comprised primarily of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities of $14.6 million for the six months ended June 30, 2017, was principally comprised of the net proceeds from the loan and security agreement that we entered into on January 6, 2017. Our net cash provided by financing activities of $15.3 million for the six months ended June 30, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of $15.2 million and $0.1 million from stock option exercises and employee stock plan purchases.

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

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2017 which includes the funds received on January 6, 2017 from our loan and security agreement mentioned above will be sufficient to finance our operations into the late third quarter of 2018 which is greater than 12 months from the issuance date of these financial statements.

Our contractual obligations were comprised of the following as of June 30, 2017 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$—	$9,167	$6,733	$—
Operating lease obligations	1,535	534	1,001	—	—
Purchase obligations	4,455	4,455	—	—	—
Total	$21,890	$4,989	$10,168	$6,733	$—

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2017 and 2016:

Revenue

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$—	$1.1	$(1.1)	(100)%

For the six months ended June 30:
Research and development revenue	$—	$2.3	$(2.3)	(100)%

Research and development revenue in the three and six months ended June 30, 2017 was zero due to the end of the estimated development period on December 31, 2016 for both the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue in the three months ended June 30, 2016 revenue is comprised of revenue of $0.6 million from our Daiichi Sankyo METIV-HCC trial and $0.5 million from our Kyowa Hakko Kirin JET-HCC trial.

Research and development revenue in the six months ended June 30, 2016 revenue is comprised of revenue of $1.4 million from our Daiichi Sankyo METIV-HCC trial and $0.9 million from our Kyowa Hakko Kirin JET-HCC trial.

Research and development

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended June 30:
Research and development	$5.0	$4.3	$0.7	15%

For the six months ended June 30:
Research and development	$10.2	$8.5	$1.7	19%

Research and development expense in the quarter ended June 30, 2017 increased by $0.7 million primarily due to higher outsourced clinical and product development costs for our pipeline programs.

Research and development expense in the six months ended June 30, 2017 increased by $1.7 million primarily due to higher outsourced clinical and product development costs for our pipeline programs.

At June 30, 2017 and 2016 we had 19 and 21 employees dedicated to our research and development program, respectively.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our tivantinib program were as follows (in millions):

Oncology program	Current status	Three Months Ended June 30, 2017	Program-to- date
Met program—Tivantinib	Phase 3	$-	$84.9

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through June 30, 2017 by $68.8 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$1.9	$1.9	$-	-%

For the six months ended June 30:
General and administrative	$3.9	$3.9	$-	-%

General and administrative expense remained constant in the three and six months ended June 30, 2017 compared with the comparable periods in 2016.

General and administrative headcount was 14 at June 30, 2017 and June 30, 2016.

Interest income and interest expense

			Increase (decrease)
	2017	2016	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$37	$52	$(15)	(29)%
Interest expense	389	—	389	100%

For the six months ended June 30:
Interest income	$59	$86	$(27)	(31)%
Interest expense	719	—	719	100%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and six month periods ended June 30, 2017 primarily due to a decrease in our portfolio balance. Interest expense is from the loan agreement we entered into on January 6, 2017

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

ArQule, Inc.

Date: August 4, 2017	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)