Form 10-Q
period 2017-09-30
ARQULE INC
filed 2017-11-09
CIK 1019695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 25, 2017:

Common Stock, par value $.01	87,110,202 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2017

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$11,707	$15,267
Marketable securities-short term	15,896	15,859
Prepaid expenses and other current assets	304	822
Total current assets	27,907	31,948

Property and equipment, net	128	180
Other assets	205	252
Total assets	$28,240	$32,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,665	$8,700
Notes payable- current portion	417	—
Total current liabilities	8,082	8,700

Long-term liabilities:
Notes payable	14,100	—
Total liabilities	22,182	8,700

Commitment and contingencies

Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 73,171,551 and 71,146,209 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	732	711
Additional paid-in capital	531,605	527,802
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(526,278)	(504,835)
Total stockholders’ equity	6,058	23,680
Total liabilities and stockholders’ equity	$28,240	$32,380

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2017	2016	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$—	$1,223	$—	$3,522

Costs and expenses:
Research and development	4,570	5,265	14,747	13,800
General and administrative	1,762	1,824	5,702	5,755
Total costs and expenses	6,332	7,089	20,449	19,555

Loss from operations	(6,332)	(5,866)	(20,449)	(16,033)

Interest income	66	49	125	135
Interest expense	(400)	—	(1,119)	—

Net loss	(6,666)	(5,817)	(21,443)	(15,898)

Unrealized gain (loss) on marketable securities	6	(10)	(3)	19
Comprehensive loss	$(6,660)	$(5,827)	$(21,446)	$(15,879)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.08)	$(0.30)	$(0.23)

Weighted average basic and diluted common shares outstanding	71,541	71,083	71,282	69,247

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(21,443)	$(15,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	77
Amortization of premium (discount) on marketable securities	(26)	42
Amortization of debt discount	240	—
Non-cash stock compensation	1,142	1,444
Changes in operating assets and liabilities:
Prepaid expenses and other assets	565	299
Accounts payable and accrued expenses	(1,045)	1,062
Deferred revenue	—	(3,438)
Net cash used in operating activities	(20,515)	(16,412)
Cash flows from investing activities:
Purchases of marketable securities	(18,460)	(28,445)
Proceeds from sale or maturity of marketable securities	18,446	30,550
Additions to property and equipment	—	(15)
Net cash provided by (used in) investing activities	(14)	2,090
Cash flows from financing activities:
Proceeds from notes payable and warrants, net	14,624	—
Proceeds from stock offering, net	2,328	15,174
Proceeds from employee stock option exercises and employee stock purchase plan purchases	17	163
Net cash provided by financing activities	16,969	15,337
Net increase (decrease) in cash and cash equivalents	(3,560)	1,015
Cash and cash equivalents, beginning of period	15,267	13,983
Cash and cash equivalents, end of period	$11,707	$14,998

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

ArQule has a long history of kinase drug discovery and development, having discovered and introduced ten kinase inhibitors into clinical trials. Our drug discovery efforts have been informed by our historical expertise in chemistry, our work in rational drug design and by our insight into kinase binding and regulation. We have applied this knowledge to produce significant chemical matter for a number of kinase targets and to build an extensive library of proprietary compounds with the potential to target multiple kinases in oncology and other therapeutic areas, such as rare diseases. We expect to bring further preclinical programs forward and to interrogate our library against new targets beyond kinases either directly or with collaborators.

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:

•	Derazantinib (ARQ 087), a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in a registrational trial in intrahepatic cholangiocarcinoma (iCCA) patients with FGFR2 fusions;

•	Miransertib (ARQ 092), a selective inhibitor of the AKT serine/threonine kinase, in Phase1/2 in rare Overgrowth Disease and in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•	ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutations;

•	ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, in Phase 1 for B-cell malignancies refractory to other therapeutic options; and

•	ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

Tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway is no longer being developed. We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).

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

Our JET-HCC trial was a second pivotal Phase 3 randomized, double-blind, controlled study of tivantinib as single-agent therapy in previously treated patients with MET diagnostic-high, inoperable HCC conducted by Kyowa Hakko Kirin. The primary endpoint was PFS. On March 27, 2017, we reported that Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan and that the trial did not meet its primary endpoint of improving PFS.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. In the nine months ended September 30, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $20.5 million and $16.4 million, respectively.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. On January 6, 2017, we entered into a loan and security agreement (the “Loan Agreement”) with a principal balance of  $15 million (see Note 8). The terms of the Loan Agreement require payments of interest on a monthly basis through September 2018 and payments of interest and principal from October 2018 to August 2021. On September 11, 2017, we sold 2.0 million shares of common stock through an at-the-market (ATM) offering and raised proceeds of $2.3 million. In October 2017, we entered into definitive stock purchase agreements with certain institutional investors. In conjunction with this stock offering we issued 13,938,651 shares of our common stock and warrants for 3,123,674 shares of our common stock for aggregate net proceeds of $15.5 million. Each warrant is exercisable for $1.75 per share and expires in four years from the date of issuance. In November 2017 we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised gross proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,260 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant is priced at $1,135 and will automatically convert into 1,000 shares of common stock upon the adoption of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. ArQule estimates the net proceeds from this offering will be approximately $9.3 million. The Warrants have a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), are exercisable immediately and expire approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation. We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2017, and the additional funds raised during the October 2017 common stock offering and the November 2017 preferred stock offering will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, and its results of operations and cash flows for the three and nine months ended September 30, 2017 and September 30, 2016. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year. The condensed balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements

2. COLLABORATIONS AND ALLIANCES

Daiichi Sankyo Tivantinib Agreement

As previously reported, on December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin had exclusive rights for development and commercialization.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2017 totaled $110.3 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September  30, 2017 by $70.3 million which are not required to be repaid upon expiration our agreement.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. Our joint development of tivantinib has subsequently been discontinued. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

For the three months and nine months ended September  30, 2017, no revenue was recognized.. For the three months and nine months ended September 30, 2016, $0.8 million and $2.1 million, respectively, were recognized as revenue.

Kyowa Hakko Kirin Licensing Agreement

As previously reported, on April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On March 27, 2017, we reported that Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan, and that the trial did not meet its primary endpoint of improving PFS. Our joint development of tivantinib has subsequently been discontinued. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

For the three months and nine months ended September 30, 2017, no revenue was recognized. For the three months and nine months ended September 30, 2016, $0.5 million and $1.4 million, respectively, were recognized as revenue.

3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. Since we generally intend to convert them into cash as necessary to meet our liquidity requirements, our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but less than one year. Our marketable securities are classified as long-term investments if the maturity date is in excess of one year of the balance sheet date.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2017 and December 31, 2016:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$15,897	$1	$(2)	$15,896
Total available-for-sale marketable securities	$15.897	$1	$(2)	$15,896

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$15,857	$7	$(5)	$15,859
Total available-for-sale marketable securities	$15,857	$7	$(5)	$15,859

Our available-for-sale marketable securities in a loss position at September 30, 2017, and December 31, 2016 were in a continuous unrealized loss position for less than 12 months.

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

	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,461	$8,461	$—	$—
Corporate debt securities-short term	15,896	—	15,896	—
Total	$24,357	$8,461	$15,896	$—

	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,923	$12,923	$—	$—
Corporate debt securities-short term	15,859	—	15,859	—
Total	$28,782	$12,923	$15,859	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts payable	$605	$710
Accrued payroll	1,434	1,856
Accrued outsourced pre-clinical and clinical fees	4,762	5,461
Accrued professional fees	564	363
Other accrued expenses	300	310
	$7,665	$8,700

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three and nine months ended September 30, 2017, include 10,746,449 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options and 354,330 shares that would be issued upon the exercise of the warrants issued in conjunction with our January 6, 2017 loan agreement. Potential common shares, for the three and nine months ended September 30, 2016, include 9,187,698 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the nine months ended September 30, 2017 and 2016.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$80	$107	$284	$407
General and administrative	233	322	858	1,037
Total stock-based compensation expense	$313	$429	$1,142	$1,444

In the three and nine months ended September 30, 2017 and 2016, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2017 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	8,715,048	$3.71
Granted	2,542,500	1.19
Exercised	—	—
Cancelled	(511,099)	4.93
Outstanding as of September 30, 2017	10,746,449	$3.05

Exercisable as of September 30, 2017	6,467,316	$4.15

In April 2017, the Company amended its chief executive officer’s (the “CEO’s”) employment agreement to grant the CEO a maximum of 600,000 performance-based stock options that vest upon the achievement of certain performance and market based targets. In April 2017, the Company amended its chief operating officer’s (the “COO’s”) employment agreement to grant the COO 300,000 performance-based stock units that vest upon the achievement of certain performance and market based targets. In April 2017, the Company amended its chief medical officer’s (the “CMO’s”) employment agreement to grant the CMO 260,000 performance-based stock options that vest upon the achievement of certain performance based targets. In April 2017, certain other employees were granted a total of 270,000 performance-based stock options that vest upon the achievement of certain performance based targets. Through September 30, 2017 no expense has been recorded for any performance-based stock options granted to the CEO, COO, CMO, or to any other employees.

The aggregate intrinsic value of options outstanding at September 30, 2017 was $229 including $0 related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2017 and 2016 was $0.72 and $1.10 per share, respectively. No options were exercised in the nine months ended September 30, 2017.

Shares vested, expected to vest and exercisable at September 30, 2017 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2017	10,539,275	$3.05	5.9	$221
Exercisable at September 30, 2017	6,467,316	$4.15	4.1	$0

The total compensation cost not yet recognized as of September 30, 2017 related to non-vested option awards was $1.8million, which will be recognized over a weighted-average period of 2.5 years. During the three months ended September 30, 2017, 342,149 shares expired and 168,950 shares were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2017 was 4.1 years.

7. STOCK OFFERINGS

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

On September 11, 2017, we sold 2.0 million shares of common stock through an at-the-market (“ATM”) offering and raised proceeds of approximately $2.3 million.

In October 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we issued 13,938,651 shares of our common stock and warrants for 3,123,674 shares of our common stock for aggregate net proceeds of $15.5 million. Each warrant is exercisable for $1.75 per share and expires in four years from the date of issuance.

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised gross proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,260 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant is priced at $1,135 and will automatically convert into 1,000 shares of common stock upon the adoption of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. ArQule estimates the net proceeds from this offering will be approximately $9.3 million. The Warrants have a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), are exercisable immediately and expire approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation.

8. LOAN AGREEMENT

On January 6, 2017, Oxford Finance LLC, as collateral agent and a lender (the “Lender”), and any additional lenders that may become parties thereto, entered into a loan and security agreement with us (the “Loan Agreement”).

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of  $15.0 million. The loan will bear interest at the rate equal to (a) the greater of  (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at September 30, 2017 was 8.08%. We will have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is August 1, 2021.

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

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We are in compliance with the loan covenants at September 30, 2017.

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

In May 2017 the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard will be effective for us on January 1, 2018, however early adoption is permitted. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

The Company adopted ASU No. 2016-09 in the first quarter of 2017. The recognition of the excess tax benefits from share-based payments mentioned above increased deferred tax assets and retained earnings accordingly. As the company doesn’t expect taxable income in the foreseeable future, we reserved the full amount at the time of the recognition and there was no impact on the net positions of deferred tax assets and retained earnings. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP and these fluctuations did not affect our net deferred tax position in the first nine months of 2017.

At September 30, 2017 and December 31, 2016, we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017 and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2016 and our state tax returns for the tax years 2013 through 2016 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

Our proprietary pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following wholly-owned compounds:

•	Derazantinib (ARQ 087), a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in a registrational trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR2 fusions;

•	Miransertib (ARQ 092), a selective inhibitor of the AKT serine/threonine kinase, in Phase1/2 in rare Overgrowth Disease and in Phase 1 for multiple oncology indications and in the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH);

•	ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutations;

•	ARQ 531, an investigational, orally bioavailable, potent and reversible inhibitor of both wild type and C481S-mutant BTK, in Phase 1 for B-cell malignancies refractory to other therapeutic options; and

•	ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

Tivantinib (ARQ 197), an orally administered, small molecule inhibitor of the c-Met receptor tyrosine kinase (“MET”) and its biological pathway is no longer being developed. We licensed commercial rights to tivantinib for human cancer indications to Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) in the U.S., Europe, South America and the rest of the world, excluding Japan and certain other Asian countries, where we have licensed commercial rights to Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”).

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

We have incurred a cumulative deficit of approximately $526 million from inception through September 30, 2017. We recorded a net loss for 2015 and 2016 and expect a net loss for 2017.

As previously reported, on December 18, 2008, we entered into a license, co-development and co-commercialization agreement with Daiichi Sankyo to conduct research, clinical trials and the commercialization of tivantinib in human cancer indications in the U.S., Europe, South America and the rest of the world, excluding Japan, China (including Hong Kong), South Korea and Taiwan, where Kyowa Hakko Kirin has exclusive rights for development and commercialization. On February 17, 2017, we and Daiichi Sankyo announced that the MET-IV-HCC trial did not meet its primary end point of improving OS. Our joint development of tivantinib has subsequently been discontinued. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

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

Our cumulative share of the Daiichi Sankyo Phase 3 costs through September 30, 2017 totaled $110.3 million. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2017 by $70.3 million which are not required to be repaid upon expiration of the agreement.

Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On February 17, 2017, we and Daiichi Sankyo announced that the METIV-HCC trial did not meet its primary end point of improving OS. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

As previously reported, on April 27, 2007, we entered into an exclusive license agreement with Kyowa Hakko Kirin to develop and commercialize tivantinib in Japan and parts of Asia. Revenue for this agreement was recognized using the contingency-adjusted performance model with an estimated development period through December 31, 2016. On March 27, 2017, we reported that our partner, Kyowa Hakko Kirin, announced top-line results of the JET-HCC Phase 3 trial of tivantinib in Japan, and that the trial did not meet its primary endpoint of improving PFS. Our joint development of tivantinib has subsequently been discontinued. As a result, we do not anticipate receiving further royalties or milestones in connection with the agreement.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2017	2016	$	%
	(in millions)
Cash, cash equivalents and marketable securities-short term	$27.6	$31.1	(3.5)	(11)%
Working capital	19.8	23.2	(3.4)	(15)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Increase (decrease)
	(in millions)
Cash flow from:
Operating activities	$(20.5)	$(16.4)	$(4.1)
Investing activities	-	2.1	(2.1)
Financing activities	17.0	15.3	1.7

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for future services. For the nine months ended September 30, 2017 and 2016, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $20.5 million and $16.4 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of zero for the nine months ended September 30, 2017. Our net cash provided by investing activities of $2.1 million for the nine months ended September 30, 2016, was comprised primarily of net maturities of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

Cash flow from financing activities. Our net cash provided by financing activities of $17.0 million for the nine months ended September 30, 2017, was comprised of the net proceeds of $14.6 million from the loan and security agreement that we entered into on January 6, 2017 and $2.3 million from the issuance of 2 million shares of common stock in September 2017 through our “at-the-market” offering. Our net cash provided by financing activities of $15.3 million for the nine months ended September 30, 2016, was comprised of net proceeds from our February 26, 2016 stock offering of $15.2 million and $0.1 million from stock option exercises and employee stock plan purchases.

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

On January 6, 2017, we entered into a loan and security agreement in the principal amount of $15.0 million. The loan bears interest at a minimum of 7.6% per annum and the interest rate floats based upon the 30 day U.S. LIBOR rate. We have interest-only payments for 18 months, followed by an amortization period of 36 months. The maturity date of the loan is July 1, 2021.

On September 11, 2017, we sold 2.0 million shares of common stock through an at-the-market (ATM) offering and raised proceeds of approximately $2.3 million.

In October 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we issued 13,938,651 shares of our common stock and warrants for 3,123,674 shares of our common stock for aggregate net proceeds of $15.5 million. Each warrant is exercisable for $1.75 per share and expires in four years from the date of issuance.

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised gross proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,260 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant is priced at $1,135 and will automatically convert into 1,000 shares of common stock upon the adoption of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. ArQule estimates the net proceeds from this offering will be approximately $9.3 million. The Warrants have a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), are exercisable immediately and expire approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2017 and the additional funds raised during the October 2017 common stock offering and the November 2017 preferred stock offering will be sufficient to finance our operations into the second half of 2019 which is greater than 12 months from the issuance date of these financial statements.

Our contractual obligations were comprised of the following as of September 30, 2017 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$417	$10,000	$5,483	$—
Operating lease obligations	1,472	557	915	—	—
Purchase obligations	4,762	4,762	—	—	—
Total	$22,134	5,736	10,915	5,483	$—

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2017 and 2016:

Revenue

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$—	$1.2	$(1.2)	(100)%

For the nine months ended September 30:
Research and development revenue	$—	$3.5	$(3.5)	(100)%

Research and development revenue in the three and nine months ended September 30, 2017 was zero due to the end of the estimated development period on December 31, 2016 for both the Daiichi Sankyo tivantinib development agreement and the Kyowa Hakko Kirin exclusive license agreement. Research and development revenue in the three months ended September 30, 2016 revenue is comprised of revenue of $0.8 million from our Daiichi Sankyo METIV-HCC trial and $0.4 million from our Kyowa Hakko Kirin JET-HCC trial.

Research and development revenue in the nine months ended September 30, 2016 revenue is comprised of revenue of $2.1 million from our Daiichi Sankyo METIV-HCC trial and $1.4 million from our Kyowa Hakko Kirin JET-HCC trial.

Research and development

			Increase (decrease)
	2017	2016	$	%
	(in millions)
For the three months ended September 30:
Research and development	$4.6	$5.3	$(0.7)	(13)%

For the nine months ended September 30:
Research and development	$14.7	$13.8	$0.9	7%

Research and development expense in the quarter ended September 30, 2017 decreased by $0.7 million primarily due to $0.4 million lower outsourced clinical and product development costs for our pipeline programs, and lower labor and related costs of $0.2 million.

Research and development expense in the nine months ended September 30, 2017 increased by $0.9 million primarily due to higher outsourced clinical and product development costs for our pipeline programs of $1.3 million, partially offset by lower labor and related costs of $0.3 million.

At September 30, 2017 and 2016 we had 19 and 21 employees dedicated to our research and development program, respectively.

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

The expenses incurred by us to third parties for pre-clinical and clinical trials in the current quarter and since inception of our tivantinib program were as follows (in millions):

Oncology program	Current status	Nine Months Ended September 30, 2017	Program-to- date
Met program—Tivantinib	Phase 3	$0.2	$85.0

Under the terms of our tivantinib collaboration agreement with Daiichi Sankyo we shared development costs equally with our share of Phase 3 costs funded solely from milestones and royalties. Our cumulative share of Phase 3 collaboration costs has exceeded the amount of milestones received through September 30, 2017 by $70.3 million and is not reflected in the above table.

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

General and administrative

			Increase (decrease)
	2017	2016	$	%
	(in millions)

For the three months ended September 30:
General and administrative	$1.8	$1.8	$-	-%

For the nine months ended September 30:
General and administrative	$5.7	$5.8	$(0.1)	(1)%

General and administrative expense remained constant in the three and nine months ended September 30, 2017 compared with the comparable periods in 2016.

General and administrative headcount was 14 at September 30, 2017 and September 30, 2016.

Interest income and interest expense

			Increase (decrease)
	2017	2016	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$66	$49	$17	35%
Interest expense	(400)	—	400	100%

For the nine months ended September 30:
Interest income	$125	$135	$(10)	(7)%
Interest expense	(1,119)	—	1,119	100%

Interest income is derived from our portfolio of cash, cash equivalents and investments and decreased in the three and nine month periods ended September 30, 2017 primarily due to a decrease in our portfolio balance. Interest expense is from the loan agreement we entered into on January 6, 2017

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Designations dated November 7, 2017 for the Convertible Series A Preferred Stock as filed with the Secretary of State of the State of Delaware Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2017 (File No. 000-21429) and incorporated herein by reference.
4.1	Form of Warrant. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2017 (File No. 000-21429) and incorporated herein by reference.
4.2	Form of Warrant. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 8, 2017 (File No. 000-21429) and incorporated herein by reference.
10.1	Form of Securities Purchase Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2017 (File No. 000-21429) and incorporated herein by reference.
10.2 +	Master Services Agreement, dated July 20, 2017, by and between the Company and ARUP Laboratories, Inc., filed herewith.
10.3 +	Scope of Work #1 to Master Services Agreement, dated July 20, 2017, by and between the Company and ARUP Laboratories, Inc., filed herewith.
10.4 +	Scope of Work #2 to Master Services Agreement, dated July 20, 2017, by and between the Company and ARUP Laboratories, Inc., filed herewith.
10.5	Form of Securities Purchase Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2017 (File No. 000-21429) and incorporated herein by reference.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

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

ArQule, Inc.

Date: November 9, 2017	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

