Form 10-Q
period 2018-06-30
ARQULE INC
filed 2018-08-01
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Wall Street, Burlington, Massachusetts 01803

(Address of Principal Executive Offices)

(781) 994-0300

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of July 19, 2018:

Common Stock, par value $.01  108,816,985 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2018

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$16,917	$20,229
Marketable securities-short term	29,158	27,807
Contract receivables	3,187	-
Prepaid expenses	625	547
Total current assets	49,887	48,583
Property and equipment, net	90	115
Other assets	204	204
Total assets	$50,181	$48,902

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,336	$8,259
Deferred revenue	-	1,500
Total current liabilities	8,336	9,759

Long-term liabilities:
Notes payable	14,601	14,607
Warrant liability	-	1,512
Total liabilities	22,937	25,878

Commitments and contingencies

Preferred stock, convertible, Series A $0.01 par value; 1,000,000, shares authorized; zero and 8,370 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	8,843

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,102,527 and 87,110,202 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	961	871
Additional paid-in capital	560,219	547,364
Accumulated other comprehensive loss	(22)	(16)
Accumulated deficit	(533,914)	(534,038)
Total stockholders’ equity	27,244	14,181
Total liabilities, preferred stock and stockholders’ equity	$50,181	$48,902

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2018	2017	2018	2017
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$13,706	$—	$17,844	$—

Costs and expenses:
Research and development	6,787	4,983	12,599	10,177
General and administrative	2,234	1,866	4,585	3,940
Total costs and expenses	9,021	6,849	17,184	14,117

Income (loss) from operations	4,685	(6,849)	660	(14,117)

Interest income	170	37	329	59
Interest expense	(417)	(389)	(813)	(719)
Other income (expense)	718	—	(1,552)	—

Net income (loss)	5,156	(7,201)	(1,376)	(14,777)

Unrealized gain (loss) on marketable securities	19	(5)	(6)	(9)
Comprehensive income (loss)	$5,175	$(7,206)	$(1,382)	$(14,786)

Basic and diluted net income (loss) per share:

Basic net income (loss) per share	$0.06	$(0.10)	$(0.02)	$(0.21)
Diluted net income (loss) per share	$0.05	$(0.10)	$(0.02)	$(0.21)

Weighted average share used in calculating:

Basic net income (loss) per share	92,241	71,149	89,691	71,143
Diluted net income (loss) per share	100,532	71,149	89,691	71,143

 The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(1,376)	$(14,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	38
Amortization of premium (discount) on marketable securities	121	(9)
Amortization of debt discount	163	150
Change in fair value of warrant liability	1,552	—
Non-cash stock compensation	737	828
Changes in operating assets and liabilities:
Contract receivables	(3,187)	-
Prepaid expenses	(78)	449
Accounts payable and accrued expenses	77	(1,439)
Net cash used in operating activities	(1,966)	(14,760)
Cash flows from investing activities:
Purchases of marketable securities	(25,415)	(14,076)
Proceeds from sale or maturity of marketable securities	23,937	15,827
Net cash provided by (used in) investing activities	(1,478)	1,751
Cash flows from financing activities:
Proceeds (costs) from notes payable and warrants, net	(48)	14,624
Proceeds from employee stock option exercises and employee stock purchase plan purchases	180	17
Net cash provided by financing activities	132	14,641
Net increase (decrease) in cash and cash equivalents	(3,312)	1,632
Cash and cash equivalents, beginning of period	20,229	15,267
Cash and cash equivalents, end of period	$16,917	$16,899

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

Our pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following compounds all of which are wholly-owned, except derazantinib, which is partnered with Basilea Pharmaceutic Ltd. in all parts of the world except the People’s Republic of China, Hong Kong, Macau and Taiwan (“Greater China”), where it is partnered with Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd.:

•	ARQ 531, a potent and reversible inhibitor of both wild type and C481S-mutant BTK, in Phase 1 for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092), a selective inhibitor of AKT, a serine/threonine kinase, in Phase 1/2 in rare Overgrowth Diseases and in Phase 1 for the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH); also in Phase 1b in oncology in combination with the hormonal therapy, anastrozole, in endometrial cancer;

•	ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation;

•	Derazantinib (ARQ 087), a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in a registrational trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR 2 fusions; and

•	ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd. (Roivant), the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months ended June 30, 2018 no revenue was recognized under this license agreement. For the six months ended June 30, 2018, we recognized revenue of $3.0 million for completing our performance obligation under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule will receive an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly.

Revenue in the three and six months ended June 30, 2018 totaled $13.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a percentage of completion basis. The adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018 did not have a material effect on the amount of revenue recognized under this agreement.

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for license agreements or future services. In the six months ended June 30, 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $2.0 million. In the six months ended 2017, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $14.8 million.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. In January 2017, we entered into a loan and security agreement (the “Loan Agreement”) with a principal balance of $15 million and amended the Loan Agreement in February 2018 (see Note 8). The terms of the Loan Agreement require payments of interest on a monthly basis through September 2018 and payments of interest from October 2018 to August 2021 and with principal payments commencing on September 1, 2019. The current maturity date of the loan is August 1, 2022.

In September 2017, we sold 2.0 million shares of common stock through an at-the-market (ATM) offering and raised net proceeds of $2.3 million. In October 2017, we entered into definitive stock purchase agreements with certain institutional investors. In conjunction with this stock offering we issued 13,938,651 shares of our common stock and warrants to purchase 3,123,674 shares of our common stock for aggregate net proceeds of $15.6 million. Each warrant is exercisable for $1.75 per share and expires in four years from the date of issuance. In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant is priced at $1,135 and automatically converted into 1,000 shares of common stock upon the effectiveness on May 8, 2018 of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. The Warrants had a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), are exercisable immediately and expire approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2018, and financial support from our licensing agreements will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Adoption and Impact of the New Revenue Standard

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening equity of $1.5 million as of January 1, 2018 due to the cumulative impact of adopting this new standard. Without applying the new revenue standard, the disclosed research and development revenue would have been $1.4 million higher than currently disclosed for the first six months of 2018. Contract receivables were $3.2 million at June 30, 2018. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed financial statements as of and for the six-months ended June 30, 2018.

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

2. COLLABORATIONS AND ALLIANCES

Roivant Sciences Licensing Agreement

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd. (Roivant), the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months ended June 30, 2018 no revenue was recognized under this licensing agreement. For the six months ended June 30, 2018, we recognized $3.0 million for completing our performance obligation under this licensing agreement.

Basilea Licensing Agreement

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea agreement, ArQule will receive an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly.

Revenue in the three and six months ended June 30, 2018 totaled $13.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a percentage of completion basis. The adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018 did not have a material effect on the amount of revenue recognized under this agreement.

Other Licensing Agreements

In October 2017, we entered into a non-exclusive license agreement for certain library compounds. The licensed compounds were delivered and are subject to quality and acceptance testing. In 2017, we recorded deferred revenue of $1.5 million related to this licensing agreement which was recorded as an opening retained earnings adjustment upon the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. For the three and six months ended June 30, 2018, we recorded revenue of $1.1 million based upon the achievement of the quality and acceptance testing for the period.

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

We invest our available cash primarily in commercial paper, money market funds, and U.S. Treasury bill funds that have investment grade ratings.

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2018 and December 31, 2017:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$29,180	$1	$(23)	$29,158
Total available-for-sale marketable securities	$29,180	$1	$(23)	$29,158

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$27,823	$1	$(17)	$27,807
Total available-for-sale marketable securities	$27,823	$1	$(17)	$27,807

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at June 30, 2018 or December 31, 2017.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:

	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,862	$8,862	$—	$—
Corporate debt securities-short term	29,158	—	29,158	—
Total	$38,020	$8,862	$29,158	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$19,889	$19,889	$—	$—
Corporate debt securities-short term	27,807	—	27,807	—
Total	$47,696	$19,889	$27,807	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$1,512	$—	$—	$1,512

Due to the lack of market quotes relating to our preferred stock warrants, the fair value of the preferred stock warrants was determined at December 31, 2017 using the Black-Scholes model, which is based on Level 3 inputs. The inputs used in the Black-Scholes model are presented below. Based on the Black-Scholes model, the Company recorded a preferred stock warrant liability of $1,512 at December 31, 2017. Upon conversion of the Series A Preferred to common stock on May 8, 2018 the warrant liability of $3,064 was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity.

The following are the Black-Scholes inputs to the warrant liability valuation for December 31, 2017:

December 31,
2017
Exercise price	$1.75
Market price	1.65
Expected volatility	53.3%
Risk-free interest	2.07%
Expected term	3.85 years
Dividends	none

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable	$186	$537
Accrued payroll	1,415	1,448
Accrued outsourced pre-clinical and clinical fees	5,764	5,409
Accrued professional fees	655	492
Other accrued expenses	316	373
	$8,336	$8,259

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares when applicable. For the three months ended June 30, 2018 shares used for the basic computation of net income per share totaled 92,241,124 and shares used for the diluted computation included an additional 8,290,388 potential common shares. Basic and diluted net loss per share amounts for three and six months ended June 30, 2017 and six months ended June 30, 2018 are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three and six months ended June 30, 2018, include 10,625,917 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering, 8,370,000 common shares that would be issued upon the conversion of the shares from our November 2017 preferred stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. The shares and warrants from our November 2017 preferred stock offering were converted on May 8, 2018 to common shares and warrants. Potential common shares, for the three and six months ended June 30, 2017, include 10,773,443 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options and 354,330 shares that would be issued upon the exercise of the warrants issued in conjunction with our January 6, 2017 loan agreement.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2018 and 2017.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$79	$74	$185	$204
General and administrative	235	212	552	625
Total stock-based compensation expense	$314	$286	$737	$829

In the three and six months ended June 30, 2018 and 2017, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2018 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	10,622,455	$3.01
Granted	1,456,270	2.06
Exercised	(868,221)	3.46
Cancelled	(584,587)	3.22
Outstanding as of June 30, 2018	10,625,917	$2.83

Exercisable as of June 30, 2018	6,284,393	$3.72

The aggregate intrinsic value of options outstanding at June 30, 2018 was $31,726 and $14,422 related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2018 and 2017 was $1.28 and $0.72 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2018 was $1,653.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2018	10,454,742	$2.83	6.3	$31,089
Exercisable at June 30, 2018	6,284,393	$3.72	4.6	$14,422

The total compensation cost not yet recognized as of June 30, 2018 related to non-vested option awards was $3.3 million, which will be recognized over a weighted-average period of 2.8 years. During the six months ended June 30, 2018, 344,587 shares expired and 240,000 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2018 was 4.6 years.

7. COMMON STOCK OFFERINGS

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other estimated offering expenses.

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

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of $15.0 million. The loan bears interest at the rate equal to (a) the greater of (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at June 30, 2018 was 8.85%. The Loan Agreement required interest-only payments for 18 months, followed by an amortization period of 36 months. The original maturity date of the loan was August 1, 2021 and in February 2018 we signed an amendment with the Lender which extended the maturity date by one year to August 1, 2022 with principal payments commencing on September 1, 2019.

The expected remaining repayment of the $15 million loan principal at June 30, 2018 is as follows:

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

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We were in compliance with the loan covenants at June 30, 2018.

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

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant was priced at $1,135 and automatically converted into 1,000 shares of common stock upon the effectiveness on May 8, 2018, of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. The amount reported as preferred stock at June 30, 2018 is zero and at December 31, 2017 is $8.8 million.

The terms of the Series A Preferred, specifically the terms of the liquidation preference, required the classification of the preferred stock as temporary equity, which is reflected in our balance sheet as of December 31, 2017. In addition, the terms of the Series A Preferred for which the warrants are exercisable require that the fair value allocated to the warrants at the date of issuance be recorded as a liability. The warrant liability was marked to market value through the income statement as a non-cash gain or loss at each reporting period until the conversion of the preferred stock to common stock on May 8, 2018. The Warrants had a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), were exercisable immediately with an expiration date approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation. Upon conversion of the Series A Preferred common on May 8, 2018, the warrant liability of $3,064 was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity. In the three months ended June 30, 2018 the fair value of the warrant liability decreased by $718 and non-cash income was recorded in other income (expense). In the six months ended June 30, 2018 the fair value of the warrant liability increased by $1,552 and non-cash expense was recorded in other income (expense).

If declared by the board, the Series A Preferred were eligible for a dividend on an as-converted basis. If the Company’s restated certificate of incorporation had not been adopted by July 1, 2018, the Series A Preferred would have obtained a dividend in kind until such time as the restated certificate of incorporation was adopted. In the case of a liquidation event or deemed liquidation event defined by the definitive securities purchase agreements the holders of Series A Preferred Stock had a liquidation preference on the greater of the Series A Preferred Stock stated value or the consideration that would have been paid on such Series A Preferred Stock in the applicable liquidation event.

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

As of June 30, 2018 and December 31, 2017 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2017 and our state tax returns for the tax years 2013 through 2017 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

Our pipeline of product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our drugs, we intend to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the drugs if approved. The pipeline includes the following compounds all of which are wholly-owned, except derazantinib, which is partnered with Basilea Pharmaceutic Ltd. in all parts of the world except the People’s Republic of China, Hong Kong, Macau and Taiwan (“Greater China”), where it is partnered with Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd.:

•	ARQ 531, a potent and reversible inhibitor of both wild type and C481S-mutant BTK, in Phase 1 for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092), a selective inhibitor of AKT, a serine/threonine kinase, in Phase 1/2 in rare Overgrowth Diseases and in Phase 1 for the rare disease, Proteus syndrome, in partnership with the National Institutes of Health (NIH); also in Phase 1b in oncology in combination with the hormonal therapy, anastrozole, in endometrial cancer;

•	ARQ 751, a next-generation inhibitor of AKT, in Phase 1 for solid tumors harboring the AKT1 or PI3K mutation; and

•	Derazantinib (ARQ 087), a multi-kinase inhibitor designed to preferentially inhibit the FGFR family of kinases, in a registrational trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR 2 fusions; and

•	ARQ 761, a ß-lapachone analog being evaluated as a promoter of NQO1-mediated programmed cancer cell death, in Phase 1/2 in multiple oncology indications in partnership with The University of Texas Southwest Medical Center.

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months ended June 30, 2018 no revenue was recognized under this licensing agreement. For the six months ended June 30, 2018, we recognized revenue of $3.0 for completing our performance obligation under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea agreement, ArQule will receive an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly. For the three and six months ended June 30, 2018, we recognized revenue of $13.7 million for completing our performance obligations for the period under this licensing agreement.

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

We have incurred a cumulative deficit of approximately $534 million from inception through June 30, 2018. We recorded a net loss for 2016 and 2017 and expect a net loss for 2018.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2018	2017	$	%
	(in millions)

Cash, cash equivalents and marketable securities-short term	$46.1	$48.0	(1.9)	(4)%
Working capital	41.6	38.8	2.8	7%

	Six Months Ended
	June 30,	June 30,	Increase
	2018	2017	(decrease)
	(in millions)

Cash flow from:
Operating activities	$(2.0)	$(14.8)	$12.8
Investing activities	(1.5)	1.8	(3.3)
Financing activities	0.1	14.6	(14.5)

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for license agreements or future services. In the six months ended June 30, 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $2.0 million. In the six months ended June 30, 2017, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $14.8 million.

Cash flow from investing activities. Our net cash used by investing activities of $1.5 million for six months ended June 30, 2018 was comprised of net purchases of marketable securities. Our net cash provided by investing activities of $1.8 million for the six months ended June 30, 2017, was comprised of net maturities of marketable securities.. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Cash flow from financing activities. Our net cash provided by financing activities of $0.1 million for the six months ended June 30, 2018 was principally comprised of proceeds from employee stock option exercises. Our net cash provided by financing activities of $14.6 million for the six months ended June 30, 2017, was principally comprised of the net proceeds from the loan and security agreement that we entered into on January 6, 2017.

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

In September 2017, we sold 2.0 million shares of common stock through an at-the-market (ATM) offering and raised net proceeds of $2.3 million. In October 2017, we entered into definitive stock purchase agreements with certain institutional investors. In conjunction with this stock offering we issued 13,938,651 shares of our common stock and warrants to purchase 3,123,674 shares of our common stock for aggregate net proceeds of $15.6 million. Each warrant is exercisable for $1.75 per share and expires in four years from the date of issuance. In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant is priced at $1,135 and automatically converted into 1,000 shares of common stock upon the adoption on May 8, 2018, of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. The Warrants had a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), are exercisable immediately and expire approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation.

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three and six months ended June 30, 2018, we recognized revenue of $3.0 million for completing our performance obligation under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule will receive an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly. Revenue in the three and six months ended June 30, 2018 totaled $13.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a percentage of completion basis.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.5 million after commissions and other estimated offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2018, financial support from our licensing agreements, the one year extension of our Loan Agreement and the net proceeds of approximately $64.5 million from our July 2018 common stock offering will be sufficient to finance our operations into 2021 which is in excess of at least 12 months from the issuance date of these financial statements.

We expect that we may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Our contractual obligations were comprised of the following as of June 30, 2018 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$—	$9,167	6,733	$—
Interest on notes payable	3,143	1,159	1,702	282	—
Operating lease obligations	1,074	567	507	—	—
Purchase obligations	5,712	5,712	—	—	—
Total	$25,829	$7,438	$11,376	$7,015	$—

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

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening equity of $1.5 million as of January 1, 2018 due to the cumulative impact of adopting this new standard. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed financial statements as of and for the six-months ended June 30, 2018.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2018 and 2017:

Revenue

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended June 30:
Research and development revenue	$13.7	$—	$13.7	100%

For the six months ended June 30:
Research and development revenue	$17.8	$—	$17.8	100%

Research and development revenue in the three months ended June 30, 2018 consisted of $13.7 million from our April 2018 Basilea licensing agreement.

Research and development revenue in the six months ended June 30, 2018 consisted of $13.7 million from our April 2018 Basilea licensing agreement, $3 million from our February 2018 Roivant licensing agreement and $1.1 million from a non-exclusive license agreement for certain of our library compounds.

Research and development

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended June 30:
Research and development	$6.8	$5.0	$1.8	36%

For the six months ended June 30:
Research and development	$12.6	$10.2	$2.4	24%

Research and development expense in the three months ended June 30, 2018 increased by $1.8 million primarily due to higher outsourced preclinical, clinical and product development costs.

Research and development expense in the six months ended June 30, 2018 increased by $2.4 million primarily due to higher outsourced preclinical, clinical and product development costs.

At June 30, 2018 we had 18 employees dedicated to our research and development program compared to 19 at June 30, 2017.

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

General and administrative

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$2.2	$1.9	$0.3	20%

For the six months ended June 30:
General and administrative	$4.6	$3.9	$0.7	16%

General and administrative expense increased in the three months ended June 30, 2018 principally due to higher professional fees.

General and administrative expense increased in the six months ended June 30, 2018 due to $0.4 million of labor and related costs, and $0.3 million of professional fees.

General and administrative headcount was 13 and 14 at June 30, 2018 and June 30, 2017, respectively.

Interest income and interest expense

			Increase (decrease)
	2018	2017	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$170	$37	$133	359%
Interest expense	417	389	28	7%
Other income (expense)	718	—	718	100%

For the six months ended June 30:
Interest income	$329	$59	$270	458%
Interest expense	813	719	94	13%
Other income (expense)	(1,552)	—	(1,552)	100%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and six months ended June 30, 2018 primarily due to an increase in our portfolio balance resulting from stock offerings in the fourth quarter of 2017 and up-front payments from our 2018 licensing agreements, in addition to increased interest rates.

Interest expense is from the loan agreement we entered into on January 6, 2017.

Other expense decreased in the three months ended June 30, 2018 due to non-cash income from a decrease in fair value of our preferred stock warrant liability of $0.7 million. Other expense increased in the six months ended June 30, 2018 due to a non-cash expense from a net increase in fair value of our preferred stock warrant liability of $1.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In the six months ended June 30, 2018 the Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition and implementation of related revenue recognition internal controls. There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

1.1	Underwriting Agreement dated July 10, 2018 by and between ArQule, Inc. and Leerink Partners LLC as representative for the several underwriters listed therein (incorporated by reference from Exhibit 1.1 to a Current Report on Form 8-K filed on July 13, 2018).
10.1+	License Agreement by and between the Company and Basilea Pharmaceutica International Limited, dated April 16, 2018, filed herewith.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 1, 2018	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

