Form 10-Q
period 2018-09-30
ARQULE INC
filed 2018-10-31
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2018

Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Wall Street, Burlington, Massachusetts 01803

(Address of Principal Executive Offices)

(781) 994-0300

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 17, 2018:

Common Stock, par value $.01  108,993,547 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2018

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$16,178	$20,229
Marketable securities-short term	84,003	27,807
Contract receivables	6,401	—
Prepaid expenses	776	547
Total current assets	107,358	48,583
Marketable securities-long term	4,907
Property and equipment, net	80	115
Other assets	204	204
Total assets	$112,549	$48,902

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,771	$8,259
Notes payable – current portion	417	—
Deferred revenue	—	1,500
Total current liabilities	11,188	9,759

Long-term liabilities:
Notes payable- long term	14,264	14,607
Warrant liability	—	1,512
Total liabilities	25,452	25,878

Commitments and contingencies

Preferred stock, convertible, Series A $0.01 par value; 1,000,000, shares authorized; zero and 8,370 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	8,843

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 108,993,547 and 87,110,202 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,090	871
Additional paid-in capital	625,572	547,364
Accumulated other comprehensive loss	(32)	(16)
Accumulated deficit	(539,533)	(534,038)
Total stockholders’ equity	87,097	14,181
Total liabilities, preferred stock and stockholders’ equity	$112,549	$48,902

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2018	2017	2018	2017
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Research and development revenue	$4,979	$—	$22,823	$—

Costs and expenses:
Research and development	7,261	4,570	19,860	14,747
General and administrative	3,429	1,762	8,014	5,702
Total costs and expenses	10,690	6,332	27,874	20,449

Income (loss) from operations	(5,711)	(6,332)	(5,051)	(20,449)

Interest income	514	66	843	125
Interest expense	(422)	(400)	(1,235)	(1,119)
Other income (expense)	—	—	(1,552)	—

Net loss	(5,619)	(6,666)	(6,995)	(21,443)

Unrealized gain (loss) on marketable securities	(10)	6	(16)	(3)
Comprehensive loss	$(5,629)	$(6,660)	$(7,011)	$(21,446)

Basic and diluted net income loss per share:
Net loss per share	$(0.05)	$(0.09)	$(0.07)	$(0.30)

Weighted average basic and diluted shares outstanding	107,445	71,541	95,678	71,282

The accompanying notes are an integral part of these interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(6,995)	$(21,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	52
Amortization of premium (discount) on marketable securities	387	(26)
Amortization of debt discount	242	240
Change in fair value of warrant liability	1,552	—
Non-cash stock compensation	1,100	1,142
Changes in operating assets and liabilities:
Contract receivables	(6,401)	—
Prepaid expenses	(229)	565
Accounts payable and accrued expenses	2,513	(1,045)
Net cash used in operating activities	(7,796)	(20,515)
Cash flows from investing activities:
Purchases of marketable securities	(100,285)	(18,460)
Proceeds from sale or maturity of marketable securities	38,779	18,446
Net cash provided used in investing activities	(61,506)	(14)
Cash flows from financing activities:
Proceeds (costs) from notes payable and warrants, net	(48)	14,624
Proceeds from stock offering, net	64,561	2,328
Proceeds from employee stock option exercises and employee stock purchase plan purchases	738	17
Net cash provided by financing activities	65,251	16,969
Net decrease in cash and cash equivalents	(4,051)	(3,560)
Cash and cash equivalents, beginning of period	20,229	15,267
Cash and cash equivalents, end of period	$16,178	$11,707

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

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months and nine months ended September 30, 2018 we recognized revenue of $2.9 million and $5.9 million, respectively, for completing our performance obligations under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule received an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly.

Revenue in the three months ended September 30, 2018 totaled $2.0 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. Revenue in the nine months ended September 30, 2018 totaled $15.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. The adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018 did not have a material effect on the amount of revenue recognized under this agreement.

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for license agreements or future services. In the nine months ended September 30, 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $7.8 million. In the nine months ended 2017, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $20.5 million.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. In January 2017, we entered into a loan and security agreement (the “Loan Agreement”) with a principal balance of $15 million and amended the Loan Agreement in February 2018 (see Note 8). The terms of the Loan Agreement require payments of interest on a monthly basis through August 2019 and payments of interest and principal from September 1, 2019. The current maturity date of the loan is August 1, 2022.

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

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2018, and financial support from our licensing agreements will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

Adoption and Impact of the New Revenue Standard

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening equity of $1.5 million as of January 1, 2018 due to the cumulative impact of adopting this new standard. Without applying the new revenue standard, the disclosed research and development revenue would have been $1.4 million higher than currently disclosed for the first nine months of 2018. Contract receivables were $6.4 million at September 30, 2018. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed financial statements as of and for the nine months ended September 30, 2018.

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

For certain performance obligations that are satisfied over time the Company recognizes revenue using the cost-to-cost method.

Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.

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

2. COLLABORATIONS AND ALLIANCES

Roivant Sciences Licensing Agreement

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months and nine months ended September 30, 2018 we recognized revenue of $2.9 million and $5.9 million, respectively, for completing our performance obligations under this licensing agreement.

Basilea Licensing Agreement

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule received an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly.

Revenue in the three months ended September 30, 2018 totaled $2.0 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. Revenue in the nine months ended September 30, 2018 totaled $15.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. The adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018 did not have a material effect on the amount of revenue recognized under this agreement.

Other Licensing Agreements

In October 2017, we entered into a non-exclusive license agreement for certain library compounds. The licensed compounds were delivered and are subject to quality and acceptance testing. In 2017, we recorded deferred revenue of $1.5 million related to this licensing agreement which was recorded as an opening retained earnings adjustment upon the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. For the three and nine months ended September 30, 2018, we recorded revenue of $0.1 million and $1.3 million, respectively, based upon the achievement of the quality and acceptance testing for the period.

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

We invest our available cash primarily in commercial paper, money market funds, and U.S. Treasury bill funds that have investment grade ratings.

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2018 and December 31, 2017:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$84,035	$1	$(33)	$84,003
Corporate debt securities-long term	$4,907	$1	$(1)	$4,907
Total available-for-sale marketable securities	$88,942	$2	$(34)	$88,910

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$27,823	$1	$(17)	$27,807
Total available-for-sale marketable securities	$27,823	$1	$(17)	$27,807

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at September 30, 2018 or December 31, 2017.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented:

	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,326	$14,326	$—	$—
Corporate debt securities-short term	84,003	—	84,003	—
Corporate debt securities-long term	4,907	—	4,907	—
Total	$103,236	$14,326	$88,910	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$19,889	$19,889	$—	$—
Corporate debt securities-short term	27,807	—	27,807	—
Total	$47,696	$19,889	$27,807	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$1,512	$—	$—	$1,512

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

The following are the Black-Scholes inputs to the warrant liability valuation for December 31, 2017:

December 31,
2017
Warrant stock price	$1.75
Exercise price	1.65
Expected volatility	53.3%
Risk-free interest	2.07%
Expected term	3.85 years
Dividends	none

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable	$1,071	$537
Accrued payroll	1,589	1,448
Accrued outsourced pre-clinical and clinical fees	6,845	5,409
Accrued professional fees	635	492
Other accrued expenses	631	373
	$10,771	$8,259

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three months ended September 30, 2018, include 10,720,022 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. Potential common shares, for the nine months ended September 30, 2018, include 10,720,022 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering, 8,370,000 common shares that would be issued upon the conversion in May 2018 of the shares from our November 2017 preferred stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. The shares and warrants from our November 2017 preferred stock offering were converted on May 8, 2018 to common shares and warrants. Potential common shares, for the three and nine months ended September 30, 2017, include 10,746,449 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options and 354,330 shares that would be issued upon the exercise of the warrants issued in conjunction with our January 6, 2017 loan agreement.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2018 and 2017.

The following table presents stock-based compensation expense included in our Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$84	$80	$269	$284
General and administrative	279	233	831	858
Total stock-based compensation expense	$363	$313	$1,100	$1,142

In the three and nine months ended September 30, 2018 and 2017, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2018 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	10,622,455	$3.01
Granted	1,776,770	2.68
Exercised	(1,094,616)	3.24
Cancelled	(584,587)	3.22
Outstanding as of September 30, 2018	10,720,022	$2.92

Exercisable as of September 30, 2018	6,059,248	$3.77

The aggregate intrinsic value of options outstanding at September 30, 2018 was $32,180 including $14,259 related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2018 and 2017 was $1.70 and $0.72 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2018 was $2,305.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2018	10,544,445	$2.92	6.2	$31,531
Exercisable at September 30, 2018	6,059,248	$3.77	4.4	$14,259

The total compensation cost not yet recognized as of September 30, 2018 related to non-vested option awards was $4.1 million, which will be recognized over a weighted-average period of 2.7 years. During the nine months ended September 30, 2018, 344,587 shares expired and 240,000 shares were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2018 was 4.4 years.

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

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of $15.0 million. The loan bears interest at the rate equal to (a) the greater of (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at September 30, 2018 was 8.96%. The Loan Agreement required interest-only payments for 18 months, followed by an amortization period of 36 months. The original maturity date of the loan was August 1, 2021 and in February 2018 we signed an amendment with the Lender which extended the maturity date by one year to August 1, 2022 with principal payments commencing on September 1, 2019.

The expected remaining repayment of the $15 million loan principal at September 30, 2018 is as follows:

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

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We were in compliance with the loan covenants at September 30, 2018.

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

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering the Company raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred together with the associated Warrant was priced at $1,135 and automatically converted into 1,000 shares of common stock upon the effectiveness on May 8, 2018, of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock thereunder. The amount reported as preferred stock at September 30, 2018 is zero and at December 31, 2017 is $8.8 million.

The terms of the Series A Preferred, specifically the terms of the liquidation preference, required the classification of the preferred stock as temporary equity, which is reflected in our balance sheet as of December 31, 2017. In addition, the terms of the Series A Preferred for which the warrants are exercisable require that the fair value allocated to the warrants at the date of issuance be recorded as a liability. The warrant liability was marked to market value through the income statement as a non-cash gain or loss at each reporting period until the conversion of the preferred stock to common stock on May 8, 2018. The Warrants had a pre-conversion exercise price of $1,750 per share of Series A Preferred (post-conversion price of $1.75 per share of common stock), were exercisable immediately with an expiration date approximately four years from the date of the adoption of the amendment to the Company’s restated certificate of incorporation. Upon conversion of the Series A Preferred common on May 8, 2018, the warrant liability of $3,064 was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity. In the nine months ended September 30, 2018 the fair value of the warrant liability increased by $1,552 and non-cash expense was recorded in other expense. At September 30, 2018 the warrant liability was zero.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

As of September 30, 2018 and December 31, 2017 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2018 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2013 through 2017 and our state tax returns for the tax years 2013 through 2017 remain open to examination. Prior tax years remain open to the extent of net operating loss and tax credit carryforwards.

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

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months and nine months ended September 30, 2018 we recognized revenue of $2.9 million and $5.9 million, respectively, for completing our performance obligations under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule received an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly. Revenue in the three months ended September 30, 2018 totaled $2.0 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. Revenue in the nine months ended September 30, 2018 totaled $15.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a cost-to-cost method.

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

We have incurred a cumulative deficit of approximately $540 million from inception through September 30, 2018. We recorded a net loss for 2016 and 2017 and expect a net loss for 2018.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2018	2017	$	%
	(in millions)

Cash, cash equivalents and marketable securities-short term	$100.2	$48.0	$52.2	109%
Working capital	96.2	38.8	57.4	148%

	Nine Months Ended
	September 30,	September 30,	Increase
	2018	2017	(decrease)
	(in millions)

Cash flow from:
Operating activities	$(7.8)	$(20.5)	$12.7
Investing activities	(61.5)	-	(61.5)
Financing activities	65.3	17.0	48.3

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from our collaborators for services performed or upfront payments for license agreements or future services. In the nine months ended September 30, 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $7.8 million. In the nine months ended September 30, 2017, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $20.5 million.

Cash flow from investing activities. Our net cash used by investing activities of $61.5 million for the nine months ended September 30, 2018 was comprised of net purchases of marketable securities. Our net cash provided by investing activities was zero for the nine months ended September 30, 2017. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Cash flow from financing activities. Our net cash provided by financing activities of $65.3 million for the nine months ended September 30, 2018, was comprised of net proceeds from our July 2018 stock offering of $64.6 million and $0.7 million from stock option exercises. Our net cash provided by financing activities of $17.0 million for the nine months ended September 30, 2017, was comprised of the net proceeds of $14.6 million from the loan and security agreement that we entered into on January 6, 2017 and $2.3 million from the issuance of 2 million shares of common stock in September 2017 through our “at-the-market” offering.

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

In February 2018, we entered into a License Agreement (the “Agreement”) with Sinovant Sciences Ltd. (“Sinovant”) and Roivant Sciences Ltd., the parent of Sinovant, pursuant to which ArQule granted Sinovant a license to develop, manufacture and exclusively commercialize its FGFR inhibitor, derazantinib (ARQ 087), in Greater China. The Agreement provides for an upfront payment to ArQule of $3 million and a guaranteed $2.5 million development milestone within the first year. ArQule is also eligible for an additional $82 million in regulatory and sales milestones. Upon commercialization, ArQule is entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in the Greater China territory. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. For the three months and nine months ended September 30, 2018 we recognized revenue of $2.9 million and $5.9 million, respectively, for completing our performance obligations under this licensing agreement.

In April 2018, we entered into a License Agreement (the “Basilea Agreement”) with Basilea Pharmaceutica Ltd. (“Basilea”) pursuant to which ArQule granted Basilea an exclusive license to develop, manufacture and commercialize its FGFR inhibitor, derazantinib (ARQ 087), in the United States, EU, Japan and the rest of the world, excluding Greater China. Under the terms of the Basilea Agreement, ArQule received an upfront payment of $10 million and is eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, ArQule is entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, ArQule may have the opportunity to promote derazantinib in the US directly. Revenue in the three months ended September 30, 2018 totaled $2.0 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method. Revenue in the nine months ended September 30, 2018 totaled $15.7 million for providing the technology license as well as certain research and development services to Basilea, recognized as revenue on a cost-to-cost method.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2018, financial support from our licensing agreements, and the one year extension of our Loan Agreement will be sufficient to finance our operations into 2021 which is in excess of at least 12 months from the issuance date of these financial statements.

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

Our contractual obligations were comprised of the following as of September 30, 2018 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$417	$10,000	5,483	$—
Interest on notes payable	2,851	1,159	1,515	177	—
Operating lease obligations	913	532	381	—	—
Purchase obligations	6,845	6,845	—	—	—
Total	$26,509	$8,953	$11,896	$5,660	$—

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

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening equity of $1.5 million as of January 1, 2018 due to the cumulative impact of adopting this new standard. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed financial statements as of and for the nine months ended September 30, 2018.

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

For certain performance obligations that are satisfied over time the Company recognizes revenue using the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2018 and 2017:

Revenue

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$5.0	$—	$5.0	100%

For the nine months ended September 30:
Research and development revenue	$22.8	$—	$22.8	100%

Research and development revenue in the three months ended September 30, 2018 consisted of $2.8 million from our February 2018 Roivant licensing agreement, $2.0 million from our April 2018 Basilea licensing agreement and and $0.1 million from a non-exclusive license agreement for certain of our library compounds.

Research and development revenue in the nine months ended September 30, 2018 consisted consisted of $5.9 million from our February 2018 Roivant licensing agreement $15.7 million from our April 2018 Basilea licensing agreement and $1.3 million from a non-exclusive license agreement for certain of our library compounds.

Research and development

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended September 30:
Research and development	$7.3	$4.6	$2.7	59%

For the nine months ended September 30:
Research and development	$19.9	$14.8	$5.1	35%

Research and development expense in the three months ended September 30, 2018 increased by $2.7 million primarily due to higher outsourced preclinical, clinical and product development costs.

Research and development expense in the nine months ended September 30, 2018 increased by $5.1 million primarily due to higher outsourced preclinical, clinical and product development costs.

At September 30, 2018 we had 19 employees dedicated to our research and development program compared to 21 at September 30, 2017.

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

General and administrative

			Increase (decrease)
	2018	2017	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.4	$1.8	$1.6	95%

For the nine months ended September 30:
General and administrative	$8.0	$5.7	$2.3	41%

General and administrative expense increased in the three months ended September 30, 2018 principally due to higher consulting and professional fees of $1.4 million and labor and related costs of $0.2 million.

General and administrative expense increased in the nine months ended September 30, 2018 principally due to higher consulting and professional fees of $1.8 million and labor and related costs of $0.5 million.

General and administrative headcount was 14 at September 30, 2018 and 2017.

Interest income, interest expense and other expense

			Increase (decrease)
	2018	2017	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$514	$66	$448	679%
Interest expense	(422)	(400)	22	6%
Other expense	—	—	—	—

For the nine months ended September 30:
Interest income	$843	$125	$718	574%
Interest expense	(1,235)	(1,119)	116	10%
Other expense	(1,552)	—	(1,552)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and nine months ended September 30, 2018 primarily due to an increase in our portfolio balance resulting from our July 2018 stock offering, up-front and other payments from our 2018 licensing agreements in addition to increased interest rates.

Interest expense is from the loan agreement we entered into on January 6, 2017.

Other expense was zero in the three months ended September 30, 2018 due to the elimination of our preferred stock warrant liability upon the conversion of the preferred shares into common shares in the three months ended June 30, 2018. Other expense increased in the nine months ended September 30, 2018 due to a non-cash expense from a net increase in fair value of our preferred stock warrant liability of $1.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In the nine months ended September 30, 2018 the Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition and implementation of related revenue recognition internal controls. There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

1.1	Underwriting Agreement dated July 10, 2018, by and between ArQule, Inc. and Leerink Partners LLC, as representative for the several underwriters listed therein. Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018 (File No. 000-21429) and incorporated herein by reference.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: October 31, 2018	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Principal Financial Officer)

/s/ ROBERT J. WEISKOPF
Robert J. Weiskopf
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

