Form 10-Q
period 2019-03-31
ARQULE INC
filed 2019-05-01
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

Commission File No. 000-21429

ArQule, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3221586
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Wall Street, Burlington, Massachusetts 01803

(Address of Principal Executive Offices)

(781) 994-0300

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ARQL	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Number of shares outstanding of the registrant’s Common Stock as of April 17, 2019:

Common Stock, par value $.01  109,309,877 shares outstanding

ARQULE, INC.

QUARTER ENDED MARCH 31, 2019

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$17,824	$19,236
Marketable securities-short term	74,399	80,322
Contract receivables	3,300	5,984
Prepaid expenses	1,367	861
Total current assets	96,890	106,403
Property and equipment, net	339	69
Operating lease assets	996	—
Other assets	248	204
Total assets	$98,473	$106,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,541	$12,948
Notes payable – current portion	2,917	1,667
Operating lease liability – current portion	562	—
Total current liabilities	15,020	14,615

Long-term liabilities:
Notes payable – long term	11,923	13,093
Operating lease liability – long term	444	—
Total liabilities	27,387	27,708

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 109,095,759 and 109,003,637 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,091	1,090
Additional paid-in capital	628,260	625,993
Accumulated other comprehensive loss	22	(95)
Accumulated deficit	(558,287)	(548,020)
Total stockholders’ equity	71,086	78,968
Total liabilities and stockholders’ equity	$98,473	$106,676

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Research and development revenue	$1,345	$4,138

Costs and expenses:
Research and development	7,448	5,812
General and administrative	4,300	2,351
Total costs and expenses	11,748	8,163

Loss from operations	(10,403)	(4,025)

Interest income	566	159
Interest expense	(430)	(396)
Other expense	—	(2,270)
Net loss	(10,267)	(6,532)

Unrealized gain (loss) on marketable securities	117	(25)
Comprehensive loss	$(10,150)	$(6,557)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.07)

Weighted average basic and diluted common shares outstanding	109,020	87,112

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2018	—	$—	109,003,637	$1,090	$625,993	$(95)	$(548,020)	$78,968
Stock option exercises and issuance of common stock	—	—	92,122	1	143	—	—	144
Stock based compensation expense	—	—	—	—	2,124	—	—	2,124
Change in unrealized loss on marketable securities	—	—	—	—	—	117	—	117
Net loss							(10,267)	(10,267)
Balance at March 31, 2019	—	—	109,095,759	$1,091	$628,260	$22	$(558,287)	$71,086

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2017	8,370	$8,843	87,110,202	$871	$547,364	$(16)	$(534,038)	$14,181
Stock option exercises and issuance of common stock	—	—	15,125	—	25	—	—	25
Stock based compensation expense	—	—	—	—	423	—	—	423
Warrants issued upon debt extension	—	—	—	—	120	—	—	120
Change in unrealized loss on marketable securities	—	—	—	—	—	(25)	—	(25)
Increase to opening accumulated deficit upon adoption of new accounting standard	—	—	—	—	—	—	1,500	1,500
Net loss							(6,532)	(6,532)
Balance at March 31, 2018	8,370	$8,843	87,125,327	$871	$547,932	$(41)	$(539,070)	$9,692

 The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(10,267)	$(6,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	13
Amortization of premium (discount) on marketable securities	267	56
Amortization of debt discount	80	78
Change in fair value of warrant liability	—	2,270
Non-cash stock compensation	2,124	423
Changes in operating assets and liabilities:
Contract receivables	2,640	—
Prepaid expenses and others, net	(496)	(1,366)
Accounts payable and accrued expenses	(1,407)	10
Net cash used in operating activities	(7,048)	(5,048)
Cash flows from investing activities:
Purchases of marketable securities	(18,623)	(13,832)
Proceeds from sale or maturity of marketable securities	24,396	9,211
Purchases of property and equipment	(281)	—
Net cash provided by (used in) investing activities	5,492	(4,621)
Cash flows from financing activities:
Payments for notes payable amendment costs	—	(48)
Proceeds from stock option exercises and employee stock plan purchases	144	25
Net cash provided by (used in) financing activities	144	(23)
Net decrease in cash and cash equivalents	(1,412)	(9,692)
Cash and cash equivalents, beginning of period	19,236	20,229
Cash and cash equivalents, end of period	$17,824	$10,537

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

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

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have historically consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the three months ended March 31, 2019 and 2018, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $7.0 million and $5.0 million, respectively.

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

In January 2017, we entered into a loan and security agreement with Oxford Finance, LLC (the “Loan Agreement”) with a principal balance of $15 million (see Note 8). The terms of the Loan Agreement, which was amended in February 2018, require payments of interest on a monthly basis through August 2019 and payments of principal and interest from September 2019 to August 2022. The maturity date of the loan is August 1, 2022.

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

In February 2018, we entered into a License Agreement with Sinovant pursuant to which ArQule granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $82 million in regulatory and sales milestones. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. In the three months ended March 31, 2019, we recognized revenue of $1.1 million for providing certain research and development services to Sinovant. During the three months ended March 31, 2018, we recognized revenue of $3.0 million for completing our performance obligation under this licensing agreement.

In April 2018, we entered into a License Agreement with Basilea pursuant to which ArQule granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, we are entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. In the three months ended March 31, 2019, we recognized revenue of $0.2 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2019 and the financial support from our licensing agreements will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

Revenue in the three months ended March 31, 2019 totaled $0.2 million for research and development services to Basilea, recognized as revenue on a cost-to-cost method.

Sinovant Licensing Agreement

In February 2018, we entered into a License Agreement with Sinovant pursuant to which ArQule granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $82 million in regulatory and sales milestones. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. For the three months ended March 31, 2019, we recognized revenue of $1.1 million for certain research and development services that we provided. For the three months ended March 31, 2018, we recognized revenue of $3.0 million related to completing our performance obligation under this licensing agreement.

Other Licensing Agreements

In October 2017, we entered into a non-exclusive license agreement for certain library compounds. The licensed compounds were delivered and were subject to quality and acceptance testing. For the three months ended March 30, 2019 and March 31, 2018, we recorded revenue of zero and $1.1 million, respectively, based upon the achievement of the quality and acceptance testing for the period under this completed agreement.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell an available-for-sale debt security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the statement of operations and comprehensive loss as an impairment loss.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$74,377	$25	$(3)	$74,399
Total available-for-sale marketable securities	$74,377	$25	$(3)	$74,399

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$80,417	$2	$(97)	$80,322
Total available-for-sale marketable securities	$80,417	$2	$(97)	$80,322

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at March 31, 2019 or December 31, 2018.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented (in thousands):

	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15,051	$15,051	$—	$—
Corporate debt securities-short term	74,399	—	74,399	—
Total	$89,450	$15,051	$74,399	$—

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,444	$14,444	$—	$—
Corporate debt securities-short term	80,322	—	80,322	—
Total	$94,766	$14,444	$80,322	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$981	$1,329
Accrued payroll	1,221	1,971
Accrued outsourced preclinical and clinical fees	8,269	8,497
Accrued professional fees	773	666
Other accrued expenses	297	485
	$11,541	$12,948

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three months ended March 31, 2019, include 12,839,695 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. Potential common shares, for the three months ended March 31, 2018, include 10,921,388 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 354,330 shares that would be issued upon the exercise of the warrants from our January 2017 loan agreement, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering, 8,370,000 common shares that would have been issued upon the conversion of the shares from our November 2017 preferred stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. The preferred shares and warrants from our November 2017 preferred stock offering were converted to common stock and common stock warrants in May 2018.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2019 and 2018.

The following table presents stock-based compensation expense included in our condensed statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$302	$106
General and administrative	1,822	317
Total stock-based compensation expense	$2,124	$423

In the three months ended March 31, 2019, we recorded stock-based compensation expense of $1.0 million related to the modification of awards to our former Chief Financial Officer in connection with his retirement in March 2019. In the three months ended March 31, 2019 and 2018, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the three months ended March 31, 2019 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	10,748,157	$2.90
Granted	2,277,010	3.68
Exercised	(92,122)	1.56
Cancelled	(93,350)	1.47
Outstanding as of March 31, 2019	12,839,695	$3.06

Exercisable as of March 31, 2019	7,567,168	$3.25

The aggregate intrinsic value of options outstanding at March 31, 2019 was $26,673 including $15,856 related to exercisable options. The weighted average fair value of options granted in the three months ended March 31, 2019 and 2018 was $2.16 and $1.07 per share, respectively. The intrinsic value of options exercised in the three months ended March 31, 2019 was $293.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at March 31, 2019	12,687,305	$3.06	6.3	$26,402
Exercisable at March 31, 2019	7,567,168	$3.25	4.3	$15,856

The total compensation cost not yet recognized as of March 31, 2019 related to non-vested option awards was $7.3 million, which will be recognized over a weighted-average period of 3.0 years. During the three months ended March 31, 2019, 13,350 shares expired and 80,000 shares were forfeited. The weighted average remaining contractual life for options exercisable at March 31, 2019 was 4.3 years.

7. COMMON STOCK OFFERINGS

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

8. LOAN AGREEMENT

In January 2017, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, as collateral agent and a lender (the “Lender”), and any additional lenders that may become parties thereto.

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of $15.0 million. The loan bears interest at the rate equal to (a) the greater of (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at March 31, 2019 was 9.34%. The Loan Agreement required interest-only payments for 18 months, followed by an amortization period of 36 months. The original maturity date of the loan was August 1, 2021 and in February 2018 we signed an amendment with the Lender which extended the maturity date by one year to August 1, 2022 with principal payments commencing on September 1, 2019.

The expected remaining repayment of the $15 million loan principal at March 31, 2019 is as follows (in thousands):

2019	$1,667
2020	5,000
2021	5,000
2022	3,333
$15,000

Upon prepayment of the loan or on the maturity date, we will pay to the Lender a final payment of 6% of the full principal amount of the loan. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee also is paid equal to 1% of the outstanding principal balance.

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We were in compliance with the loan covenants at March 31, 2019.

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

We have granted the Lender, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lender under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without the Lender’s prior written consent.

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

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants upon the effectiveness on May 8, 2018, of an amendment to our restated certificate of incorporation to increase the number of authorized shares of common stock thereunder.

The terms of the Series A Preferred for which the warrants were exercisable required that the fair value allocated to the warrants at the date of issuance be recorded as a liability on our balance sheet. The warrant liability was marked to market value through the statement of operations and comprehensive loss as a non-cash gain or loss at each reporting period until the conversion of the Series A Preferred to common stock on May 8, 2018. Upon conversion, the warrant liability of $3,064 was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity. Accordingly, at each of December 31, 2018 and March 31, 2019, the warrant liability was zero. In the three months ended March 31, 2018, we recognized a non-cash expense of $2.3 million recorded in other expense on the statement of operations and comprehensive loss related to a net increase in the fair value of the warrant liability.

10. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and liabilities on their balance sheet that arise from leases with terms longer than 12 months as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. This standard became effective for us on January 1, 2019 (“the Effective Date”).

The FASB has subsequently issued the following amendments to ASU 2016-02, which also became effective on January 1, 2019, and which we collectively refer to as the new leasing standards:

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

We adopted the new lease accounting standard on January 1, 2019, using a modified retrospective transition approach of applying the new standard to all leases existing as of, or entered into after, the Effective Date and with remaining terms of 12 months or more. Our assessment included the lease of our headquarters in Burlington, MA which commenced in May 2015 and expires in July 2020 and our laboratory space in Woburn, MA which commenced in March 2019 and expires in April 2024.

The adoption of the new standard on January 1, 2019 resulted in the recording of a right-of-use asset and lease liability of $0.7 million related to the lease of our headquarters in Burlington, MA that existed on the Effective Date. The lease liability is based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate at the Effective Date. As permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected the practical expedient to not separate lease and non-lease components. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. In addition, we implemented internal controls to enable the preparation of financial information on adoption. The adoption did not have a material impact on our condensed financial statements related to the existing lease of our headquarters in Burlington, MA for the three months ended March 31, 2019. As a result, there was no cumulative-effect adjustment.

For contracts entered into on or after the Effective Date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our leases are comprised of operating leases related to our headquarters in Burlington, MA and laboratory space in Woburn, MA.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate. For our operating leases, we use our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Certain leases contain rent escalation clauses and variable lease payments that require additional rental payments in later years of the term, including payments based on an index or inflation rate. Payments based on the change in an index or inflation rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, were not included in the initial lease liability and are recorded as a period expense when incurred. Our operating leases may include an option to renew the lease term for various renewal periods and/or to terminate the leases early. As an option to exercise the renewal or early termination of our operating leases were either non-existent or not reasonably certain as of the ASC 842 Effective Date for our headquarters in Burlington, MA and the lease commencement date our laboratory space in Woburn, MA, we have not included such options in our initial lease liability.

As of March 31, 2019, we recognized right-of-use assets related to our headquarters in Burlington, MA and laboratory space in Woburn, MA of $1.0 million and the related net lease liabilities of $1.0 million, which represents the net present value of the remaining lease payments of approximately $1.2 million, discounted using the Company’s incremental borrowing rate of 9.34%. We have included the right-of-use assets and lease liabilities in the condensed balance sheet as of March 31, 2019.

The following table summarizes future minimum lease payments for our non-cancelable operating leases as of March 31, 2019 (in thousands):

Year Ending December 31,
2019 (nine months ending December 31, 2019)	$452
2020	395
2021	98
2022	98
2023	98
Thereafter	26
Total minimum lease payments	$1,167

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for our non-cancelable operating lease was $0.8 million as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$523
2020	296
Thereafter	—
Total minimum lease payments	$819

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact that the adoption of ASU 2018-15 will have on our consolidated financial statements.

11. INCOME TAXES

As of December 31, 2018, we had federal net operating losses (“NOL”), state NOL, and research and development credit carryforwards of approximately $422,045, $240,916 and $28,378 respectively, which expire at various dates through 2037.

As of March 31, 2019, and December 31, 2018 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2019, and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2015 through 2018 and our state tax returns for the tax years 2015 through 2018 remain open to examination. Prior tax years remain open to the extent of NOL and tax credit carryforwards.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes contained in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We have incurred a cumulative deficit of approximately $558 million from inception through March 31, 2019. We recorded a net loss for 2018 and expect a net loss for 2019.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	Increase (decrease)
	2019	2018	$	%
	(in millions)

Cash, cash equivalents and marketable securities-short term	$92.2	$99.6	$(7.4)	(7)%
Working capital	81.9	91.8	(9.9)	(11)%

	Three Months Ended
	March 31,	March 31,	Increase
	2019	2018	(decrease)
	(in millions)

Cash flow from:
Operating activities	$(7.0)	$(5.0)	$(2.0)
Investing activities	5.5	(4.6)	10.1
Financing activities	0.1	-	0.1

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials and professional fees. The sources of our cash flow from operating activities have consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the three months ended March 31, 2019, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $7.0 million. In the three months ended March 31, 2018, our net use of cash was primarily driven by the difference between cash received from our collaborator and payments for operating expenses which resulted in net cash outflows of $5.0 million.

Cash flow from investing activities. Our net cash provided by investing activities of $5.5 million for the three months ended March 31, 2019 was comprised of net maturities of marketable securities. Our net cash used by investing activities of $4.6 million for the three months ended March 31, 2018 was comprised of net maturity of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near term liquidity needs.

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

Cash flow from financing activities. Our net cash provided by financing activities of $0.1 million for the three months ended March 31, 2019 was comprised of proceeds from stock option exercises. Our net cash provided by financing activities was zero for the three months ended March 31, 2018.

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

In February 2018, we entered into a License Agreement with Sinovant pursuant to which ArQule granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $82 million in regulatory and sales milestones. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. For the three months ended March 31, 2019, we recognized revenue of $1.1 million for providing certain research and development services to Sinovant. For the three months ended March 31, 2018, we recognized revenue of $3.0 million for completing our performance obligation under this licensing agreement.

In April 2018, we entered into a License Agreement with Basilea pursuant to which ArQule granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $326 million in regulatory and commercial milestones. Upon commercialization, we are entitled to receive staggered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. For the three months ended March 31, 2019, we recognized revenue of $0.2 million for providing certain research and development services to Basilea, recognized as revenue on a cost-to-cost method.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at March 31, 2019 and the financial support from our licensing agreements will be sufficient to finance our operations into 2021 which is in excess of at least 12 months from the issuance date of these financial statements.

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

Our contractual obligations were comprised of the following as of March 31, 2019 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$2,917	$10,000	$2,983	$—
Interest on notes payable	3,176	1,106	1,129	941	—
Operating lease obligations	1,167	603	464	100	—
Purchase obligations	8,269	8,269	—	—	—
Total	$28,512	$12,895	$11,593	$4,024	$—

In January 2015, we entered into a lease agreement for our headquarters facility in Burlington, MA. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $455 thousand. In January 2019, we entered into a lease agreement for our laboratory space in Woburn, MA. The lease commenced on March 6, 2019 for a term of five years and one month. The lease agreement for the laboratory space includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term. The obligations for our operating leases are included in the table above.

Purchase obligations are comprised primarily of outsourced preclinical and clinical trial expenses and payments to license certain intellectual property to support our research efforts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report for the fiscal year ended December 31, 2018 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

RESULTS OF OPERATIONS

The following are the results of operations for the three months ended March 31, 2019 and 2018:

Revenue

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended March 31:
Research and development revenue	$1.3	$4.1	$(2.8)	(68)%

Research and development revenue in the three months ended March 31, 2019 consisted of $1.1 million from our February 2018 Sinovant licensing agreement and $0.2 million from our April 2018 Basilea licensing agreement.

Research and development revenue in the three months ended March 31, 2018 consisted of $3.0 million from our February 2018 Sinovant licensing agreement and $1.1 million from a non-exclusive license agreement for certain of our library compounds.

Research and development

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended March 31:
Research and development	$7.4	$5.8	$1.6	28%

Research and development expense in the three months ended March 31, 2019 increased by $1.6 million primarily due to higher outsourced preclinical, clinical and product development costs and higher labor related costs. At March 31, 2019 we had 22 employees dedicated to our research and development program compared to 18 employees at March 31, 2018.

Overview

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of associated laboratory equipment. We expect our research and development expense to remain significant, yet consistent, as we continue to develop our portfolio of oncology and rare disease programs.

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

General and administrative

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended March 31:
General and administrative	$4.3	$2.4	$1.9	83%

General and administrative expense increased by $1.9 in the three months ended March 31, 2019 principally due to labor and related costs, including $1.3 million of non-recurring executive retirement costs and $0.5 million of stock-based compensation expense. At March 31, 2019 we had 14 general and administrative employees compared to 13 employees at March 31, 2018.

Interest income, interest expense and other expense

			Increase (decrease)
	2019	2018	$	%
	(in thousands)
For the three months ended March 31:
Interest income	$566	$159	$407	256%
Interest expense	(430)	(396)	(34)	9%
Other expense	—	(2,270)	(2,270)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three months ended March 31, 2019 primarily due to an increase in our portfolio balance resulting from (i) net proceeds from our July 2018 stock offering, (ii) up-front and other payments from our 2018 licensing agreements and (iii) increased interest rates.

Interest expense is related to our loan agreement with Oxford.

Other expense was zero in the three months ended March 31, 2019 due to the elimination of our preferred stock warrant liability upon the conversion of the preferred shares into common shares in May 2018. Other expense in the three months ended March 31, 2018 reflected a non-cash expense resulting from a net increase in the fair value of our preferred stock warrant liability of $2.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements please read Note 10, Recent Accounting Pronouncements to our financial statements included in this report.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will”, “potential” , “goal”, and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations, our financial condition, research, development and commercialization of our products and anticipated trends in our business are forward-looking statements.

In this report we make forward-looking statements regarding our drug development pipeline and our existing and planned clinical trials as well as future milestones and royalty payments, projected financial results and our ability to fund operations with current cash, cash equivalents and marketable securities.

Drug development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, preclinical efforts associated with our product pipeline may fail or prove disappointing because our technology platform did not produce candidates with the desired characteristics. Animal preclinical studies may be unpredictive of human response. Positive information about early stage clinical trial results will not ensure that later stage or larger scale clinical trials will be successful or will satisfy applicable regulatory standards. Furthermore, our drugs may not demonstrate appropriate safety profiles in ongoing or later stage or larger scale clinical trials as a result of known or as yet unidentified side effects. Problems or delays may arise during clinical trials or in the course of developing, testing or manufacturing our drugs that could lead us or our collaborators to discontinue development.

The planned timing of initiation of clinical trials and the duration and conclusion of such trials for our drugs are subject to the ability of the company to enroll patients, enter into agreements with clinical trial sites and investigators, and other technical hurdles and issues that may not be resolved.

We also make forward-looking statements regarding the adequacy of our financial resources. Our capital resources may not be adequate because our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, the outcomes of our clinical trials, our ability to enter into additional corporate collaborations in the future and the terms of such collaborations, results of research and development, the need for currently unanticipated capital expenditures, competitive and technological advances, acquisitions, financial market conditions and other factors. Additionally, our collaborators may terminate their agreements with us, thereby eliminating that source of funding.

We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product generating revenues. If we experience increased losses, we may have to seek additional financing from public and private sales of our securities, including equity securities. There can be no assurance that additional funding will be available when needed or on acceptable terms.

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 7, 2019, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements contained herein represent our judgment as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS. None.

ITEM 1A. — RISK FACTORS. For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of ArQule’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See also, “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1*	Separation of Employment Agreement, dated March 13, 2019, between the Company and Robert Weiskopf.
10.2*	Fifth Amendment to Employment Agreement, dated as of March 29, by and between the Company and Paolo Pucci.
10.3*	Sixth Amendment to Employment Agreement, dated as of March 29, by and between the Company and Peter S. Lawrence
10.4*	Sixth Amendment to Employment Agreement, dated as of March 29, by and between the Company and Brian Schwartz.
10.5*	Letter Agreement, dated April 11, 2019, by and between the Company and Marc Schegerin.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

*	Indicates a management contract or compensatory plan.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: May 1, 2019	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)

