Form 10-Q
period 2019-06-30
ARQULE INC
filed 2019-08-07
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019

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

Number of shares outstanding of the registrant’s Common Stock as of July 24, 2019:

Common Stock, par value $.01  120,260,385 shares outstanding

ARQULE, INC.

QUARTER ENDED JUNE 30, 2019

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$108,685	$19,236
Marketable securities-short term	70,436	80,322
Contract receivables	1,450	5,984
Prepaid expenses	1,428	861
Total current assets	181,999	106,403
Marketable securities-long term	3,638	—
Property and equipment, net	455	69
Operating lease assets	852	—
Other assets	249	204
Total assets	$187,193	$106,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,795	$12,948
Notes payable – current portion	4,166	1,667
Operating lease liability – current portion	552	—
Total current liabilities	14,513	14,615

Long-term liabilities:
Notes payable – long term	10,753	13,093
Operating lease liability – long term	311	—
Total liabilities	25,577	27,708

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 120,260,385 and 109,003,637 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,203	1,090
Additional paid-in capital	727,712	625,993
Accumulated other comprehensive income (loss)	80	(95)
Accumulated deficit	(567,379)	(548,020)
Total stockholders’ equity	161,616	78,968
Total liabilities and stockholders’ equity	$187,193	$106,676

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2019	2018	2019	2018

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Research and development revenue	$281	$13,706	$1,626	$17,844

Costs and expenses:
Research and development	6,330	6,787	13,778	12,599
General and administrative	3,168	2,234	7,468	4,585
Total costs and expenses	9,498	9,021	21,246	17,184

Income (loss) from operations	(9,217)	4,685	(19,620)	660

Interest income	558	170	1,124	329
Interest expense	(433)	(417)	(863)	(813)
Other income (expense)	—	718	—	(1,552)

Net income (loss)	(9,092)	5,156	(19,359)	(1,376)

Unrealized gain (loss) on marketable securities	58	19	175	(6)
Comprehensive income (loss)	$(9,034)	$5,175	$(19,184)	$(1,382)

Basic and diluted net income (loss) per share:

Basic net income (loss) per share	$(0.08)	$0.06	$(0.18)	$(0.02)
Diluted net income (loss) per share	$(0.08)	$0.05	$(0.18)	$(0.02)

Weighted average common shares used in calculating:

Basic net income (loss) per share	109,860	92,241	109,442	89,691
Diluted net income (loss) per share	109,860	100,532	109,442	89,691

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2017	8,370	$8,843	87,110,202	$871	$547,364	$(16)	$(534,038)	$14,181
Stock option exercises and issuance of common stock	—	—	15,125	—	25	—	—	25
Stock based compensation expense	—	—	—	—	423	—	—	423
Warrants issued upon debt extension	—	—	—	—	120	—	—	120
Change in unrealized loss on marketable securities	—	—	—	—	—	(25)	—	(25)
Increase to opening accumulated deficit upon adoption of new accounting standard	—	—	—	—	—	—	1,500	1,500
Net loss							(6,532)	(6,532)
Balance at March 31, 2018	8,370	$8,843	87,125,327	$871	$547,932	$(41)	$(539,070)	$9,692
Issuance of common stock and warrants due to conversion of preferred stock to common stock and preferred warrants to common warrants	(8,370)	(8,843)	8,370,000	84	11,823	—	—	11,907
Stock option exercises and issuance of common stock	—	—	337,616	3	152	—	—	155
Shares issued from exercise of warrants			269,584	3	(2)			1
Stock based compensation expense	—	—	—	—	314	—	—	314
Change in unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Net income							5,156	5,156
Balance at June 30, 2018	—	$—	96,102,527	$961	$560,219	$(22)	$(533,914)	$27,244

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2018	—	$—	109,003,637	$1,090	$625,993	$(95)	$(548,020)	$78,968
Stock option exercises and issuance of common stock	—	—	92,122	1	143	—	—	144
Stock based compensation expense	—	—	—	—	2,124	—	—	2,124
Change in unrealized gain on marketable securities	—	—	—	—	—	117	—	117
Net loss							(10,267)	(10,267)
Balance at March 31, 2019	—	$—	109,095,759	$1,091	$628,260	$22	$(558,287)	$71,086
Issuance of common stock from stock offering, net	—	—	10,637,500	106	97,234	—	—	97,340
Stock option exercises and issuance of common stock	—	—	527,126	6	1,301	—	—	1,307
Stock based compensation expense	—	—	—	—	917	—	—	917
Change in unrealized gain on marketable securities	—	—	—	—	—	58	—	58
Net loss							(9,092)	(9,092)
Balance at June 30, 2019	—	$—	120,260,385	$1,203	$727,712	$80	$(567,379)	$161,616

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2019	2018

	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(19,359)	$(1,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	25
Amortization of premium on marketable securities	437	121
Amortization of debt discount	159	163
Change in fair value of warrant liability	—	1,552
Non-cash stock compensation	3,041	737
Changes in operating assets and liabilities:
Contract receivables	4,489	(3,187)
Prepaid expenses and other, net	(556)	(78)
Accounts payable and accrued expenses	(3,287)	77
Net cash used in operating activities	(15,031)	(1,966)
Cash flows from investing activities:
Purchases of marketable securities	(46,764)	(25,415)
Proceeds from sale or maturity of marketable securities	52,749	23,937
Purchases of property and equipment	(431)	—
Net cash provided by (used in) investing activities	5,554	(1,478)
Cash flows from financing activities:
Costs from notes payable and warrants, net	—	(48)
Proceeds from stock offering, net of offering costs	97,475	—
Proceeds from stock option exercises and employee stock plan purchases	1,451	180
Net cash provided by financing activities	98,926	132
Net increase (decrease) in cash and cash equivalents	89,449	(3,312)
Cash and cash equivalents, beginning of period	19,236	20,229
Cash and cash equivalents, end of period	$108,685	$16,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

Accrued offering costs of $135 are included in Accounts payable and accrued expenses.

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

Our proprietary pipeline of orally bioavailable product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our product candidates, we seek to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the product candidates if approved. Our clinical pipeline includes the following product candidates:

•	ARQ 531 is a potent and reversible dual inhibitor of both wild type and C481S-mutant Bruton’s tyrosine kinase (BTK) that is in Phase 1 clinical development for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092) is a potent and selective inhibitor of protein kinase B (AKT), a serine/threonine kinase. We expect to commence a registrational clinical trial of miransertib for the treatment of Proteus syndrome and PIK3CA-Related Overgrowth Syndromes (PROS) in the third quarter of 2019;

•	ARQ 751 is a next-generation, highly potent and selective inhibitor of AKT that is in Phase 1 clinical development for solid tumors harboring AKT, phosphoinositide 3-kinase (PI3K) or phosphatase and tensin homolog (PTEN) loss mutations; and

•	Derazantinib (ARQ 087) is a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family of kinases that is in a registrational clinical trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR2 fusions. Derazantinib was exclusively licensed to Basilea Pharmaceutica Limited (Basilea) in April 2018 in the United States, European Union, Japan and the rest of the world, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China) where derazantinib was exclusively licensed to Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd. (Sinovant) in February 2018.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have historically consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the six months ended June 30, 2019 and 2018, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $15.0 million and $2.0 million, respectively.

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

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants in May 2018. The Warrants have a post-conversion exercise price of $1.75 per share, are exercisable immediately and expire in May 2022.

In February 2018, we entered into a License Agreement with Sinovant pursuant to which we granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $12.0 million in regulatory milestone payments and $70.0 million in commercial milestone payments. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. In the three and six months ended June 30, 2019, we recognized revenue of $0.3 million and $1.4 million, respectively, for providing certain manufacturing services to Sinovant. During the three and six months ended June 30, 2018, we recognized revenue of zero and $3.0 million, respectively, related to the transfer of the license to Sinovant.

In April 2018, we entered into a License Agreement with Basilea pursuant to which we granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $63.0 million in development and regulatory milestone payments and up to $262.5 million in commercial milestone payments. Upon commercialization, we are entitled to receive tiered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. In the three and six months ended June 30, 2019, we recognized revenue of $0.03 million and $0.2 million, respectively, for providing certain research and development services to Basilea, recognized as revenue on a “cost-to-cost method”. Revenue in each of the three and six months ended June 30, 2018 totaled $13.7 million related to the transfer of the license to Basilea as well as the provision of certain research and development services to Basilea.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

In June 2019, we sold 10,637,500 shares of common stock at $9.75 per share for aggregate net proceeds of approximately $97.3 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2019 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

2. COLLABORATIONS AND ALLIANCES

Basilea Agreement

In April 2018, we entered into a License Agreement with Basilea (the “Basilea Agreement”) pursuant to which we granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China (the “Basilea Territory”). Under the terms of the Basilea Agreement, we received an upfront payment of $10.0 million. In addition, we are eligible to receive up to $63.0 million in development and regulatory milestone payments across multiple indications in the United States, European Union and Japan, none of which exceed $12.0 million on an individual basis, and up to $262.5 million in commercial milestone payments based upon the attainment of specified calendar year net sales levels for all indications in the Basilea Territory. Upon commercialization, we are entitled to receive tiered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales in the Basilea Territory and mid-single digits to low-double digits on indirect sales in the Basilea Territory. Basilea is responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly.

We evaluated the Basilea Agreement in accordance with ASC 606, Revenue from Contracts with Customers. We concluded there were two performance obligations under the Basilea Agreement at contract inception: (1) the grant of the exclusive license (the “Basilea License”) to derazantinib in the Basilea Territory and (2) the provision of specified research and development services to Basilea (the “R&D Services”).

The total transaction price for the Basilea Agreement at contract inception was determined to be $19.8 million, which was comprised of the $10.0 million upfront payment and an estimated $9.8 million of variable consideration to be received for the R&D Services. As of June 30, 2019, the R&D Services performance obligation was substantially complete. At contract inception, the variable consideration associated with development and regulatory milestone payments was excluded from the transaction price, and as of June 30, 2019 continued to be excluded from the transaction price, as achievement of the milestones is contingent upon future events and is not considered the most-likely outcome. We update our estimates for development and regulatory milestone variable consideration at each reporting date and will recognize revenue associated with a particular milestone when achieving the milestone is considered the most-likely outcome and it is probable that a significant reversal of cumulative revenue under the contract will not occur. The commercial milestone and royalty consideration were excluded from the transaction price because the Basilea License was determined to be the predominant item in the contract. As a result, we will recognize revenue associated with the commercial milestones and royalties at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the applicable commercial milestone and/or royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2019, we have not recognized any commercial milestone or royalty revenue under the Basilea Agreement.

The total transaction price was allocated to the two performance obligations based on the relative standalone selling price of each performance obligation at contract inception. The standalone selling price for the Basilea License was determined on a discounted cash flow basis. At contract inception, $10.3 million of the total transaction price was allocated to the Basilea License and was recognized when control of the Basilea License was transferred and the license period began. The standalone selling price for the R&D Services was determined based upon a cost-plus margin approach. At contract inception, $9.5 million of the transaction price was allocated to the R&D Services. Revenue related to the R&D Services is recognized on a “cost-to-cost” percentage of completion basis as the services are performed.

For the three and six months ended June 30, 2019, we recognized revenue of $0.03 million and $0.2 million, respectively, under the Basilea Agreement related to R&D Services provided to Basilea. For the three and six months ended June 30, 2018, we recognized revenue of $13.7 million related to the transfer of the Basilea License as well as providing R&D Services to Basilea.

Sinovant Agreement

In February 2018, we entered into a License Agreement with Sinovant (the “Sinovant Agreement”) pursuant to which we granted Sinovant an exclusive license to develop, manufacture and commercialize derazantinib in Greater China. Under the terms of the Sinovant Agreement, we have received an upfront payment of $3.0 million and recognized a $2.5 million regulatory milestone payment in the third quarter of 2018. We are also eligible to receive up to an additional $12.0 million in regulatory milestone payments across multiple indications in Greater China and $70.0 million in commercial milestone payments based upon the attainment of specified calendar year net sales levels for all indications in Greater China. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China.

We evaluated the Sinovant Agreement in accordance with ASC 606, Revenue from Contracts with Customers. We concluded that the only performance obligation under the Sinovant Agreement at contract inception was the grant of the exclusive license (the “Sinovant License”) to derazantinib in Greater China. The Sinovant Agreement also contemplated that we might provide certain manufacturing services (the “Manufacturing Services”), which we concluded was not a separate performance obligation at contract inception.

The total transaction price for the Sinovant Agreement at contract inception was determined to be $3.0 million, which was equal to the upfront payment under the Sinovant Agreement. The $3.0 million was fully allocable to the Sinovant License and was recognized as revenue when control was transferred and the license period began. Our right to receive regulatory milestone payments is considered variable consideration. At contract inception, the variable consideration associated with regulatory milestone payments was excluded from the transaction price as achievement of the milestones was contingent upon future events and achievement of the milestones is not considered the most-likely outcome. We update our estimates for regulatory milestones at each reporting date and will recognize revenue associated with a particular milestone when we determine that achieving the milestone is the most-likely outcome and it is probable that a significant reversal of cumulative revenue under the contract will not occur. Based on the above analysis, we recognized $2.5 million in revenue associated with a regulatory milestone in the third quarter of 2018. The commercial milestones and royalty consideration were excluded from the transaction price because the Sinovant License is the only performance obligation and therefore considered the predominant item under the contract. As a result, we recognize revenue associated with the commercial milestones and royalties at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the applicable commercial milestone and/or royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2019, we have not recognized any commercial milestone or royalty revenue under the Sinovant Agreement.

In December 2018, we entered into a Supply Agreement with Sinovant where we agreed to provide the Manufacturing Services to Sinovant beyond the term contemplated for those services under the Sinovant Agreement. The Manufacturing Services are the only performance obligation under the Supply agreement and revenue related to the Supply Agreement is recognized on a “cost-to-cost” percentage of completion basis as the services are performed.

For the three and six months ended June 30, 2019, we recognized revenue of $0.3 million and $1.4 million, respectively, under the Sinovant Agreement related to the Manufacturing Services that we provided. For the three and six months ended June 30, 2018, we recognized revenue of zero and $3.0 million, respectively, related to transfer of the Sinovant License.

Other Licensing Agreements

In October 2017, we granted a third party a non-exclusive license to certain of our library compounds. The licensed compounds were delivered and were accepted by the third party in 2018. Accordingly, revenue for the three and six months ended June 30, 2019 was zero. For the three and six months ended June 30, 2018, we recorded revenue of zero and $1.1 million, based upon the achievement of the quality and acceptance testing.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$70,360	$82	$(6)	$70,436
Corporate debt securities-long term	3,634	4	—	3,638
Total available-for-sale marketable securities	$73,994	$86	$(6)	$74,074

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$80,417	$2	$(97)	$80,322
Total available-for-sale marketable securities	$80,417	$2	$(97)	$80,322

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at June 30, 2019 or December 31, 2018.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented (in thousands):

	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$107,491	$107,491	$—	$—
Corporate debt securities-short term	70,436	—	70,436	—
Corporate debt securities-long term	3,638	—	3,638	—
Total	$181,565	$107,491	$74,074	$—

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,444	$14,444	$—	$—
Corporate debt securities-short term	80,322	—	80,322	—
Total	$94,766	$14,444	$80,322	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$983	$1,329
Accrued payroll	1,686	1,971
Accrued outsourced preclinical and clinical fees	5,950	8,497
Accrued professional fees	870	666
Other accrued expenses	306	485
	$9,795	$12,948

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and six months ended June 30, 2019 and the six months ended June 30, 2018 as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. For the three months ended June 30, 2018 shares used for the basic computation of net income per share totaled 92,241,124 and shares used for the diluted computation included an additional 8,290,388 potential common shares. Potential common shares, for the three and six months ended June 30, 2019, include 12,662,646 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. Potential common shares, for the three and six months ended June 30, 2018, include 10,625,917 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering, 8,370,000 common shares that would have been issued upon the conversion of the shares from our November 2017 preferred stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. The preferred shares and warrants from our November 2017 preferred stock offering were converted to common stock and common stock warrants in May 2018.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six months ended June 30, 2019 and 2018.

The following table presents stock-based compensation expense included in our condensed statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$215	$79	$517	$185
General and administrative	702	235	2,524	552
Total stock-based compensation expense	$917	$314	$3,041	$737

In the six months ended June 30, 2019, we recorded stock-based compensation expense of $1.0 million related to the modification of awards to our former Chief Financial Officer in connection with his retirement in March 2019. In the three and six months ended June 30, 2019 and 2018, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the six months ended June 30, 2019 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	10,748,157	$2.90
Granted	2,657,010	4.05
Exercised	(594,458)	2.30
Cancelled	(148,063)	2.41
Outstanding as of June 30, 2019	12,662,646	$3.17

Exercisable as of June 30, 2019	7,365,665	$3.26

The aggregate intrinsic value of options outstanding at June 30, 2019 was $99.2 million, including $57.1 million related to exercisable options. The weighted average fair value of options granted in the six months ended June 30, 2019 and 2018 was $2.53 and $1.28 per share, respectively. The intrinsic value of options exercised in the six months ended June 30, 2019 was $2.4 million.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at June 30, 2019	12,662,646	$3.17	6.3	$97,997
Exercisable at June 30, 2019	7,365,665	$3.26	4.5	$57,072

The total compensation cost not yet recognized as of June 30, 2019 related to non-vested option awards was $8.2 million, which will be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2019, 28,350 shares expired and 119,713 shares were forfeited. The weighted average remaining contractual life for options exercisable at June 30, 2019 was 4.45 years.

7. COMMON STOCK OFFERINGS

In June 2019, we sold 10,637,500 shares of common stock at $9.75 per share for aggregate net proceeds of approximately $97.3 million after commissions and other offering expenses.

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

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan in the principal amount of $15.0 million. The loan bears interest at the rate equal to (a) the greater of (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at June 30, 2019 was 9.28%. The Loan Agreement required interest-only payments for 18 months, followed by an amortization period of 36 months. The original maturity date of the loan was August 1, 2021 and in February 2018 we signed an amendment with the Lender which extended the maturity date by one year to August 1, 2022 with principal payments commencing on September 1, 2019.

The expected remaining repayment of the $15 million loan principal at June 30, 2019 is as follows (in thousands):

2019	$1,667
2020	5,000
2021	5,000
2022	3,333
$15,000

Upon prepayment of the loan or on the maturity date, we will pay to the Lender a final payment of 6% of the full principal amount of the loan. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee also is paid equal to 1% of the outstanding principal balance.

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We were in compliance with the loan covenants at June 30, 2019.

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

9. PREFERRED STOCK AND WARRANT LIABILITY

Our Restated Certificate of Incorporation, as amended, authorizes the issuance of up to 1 million shares of $0.01 par value preferred stock.

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants covering 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants in May 2018.

The terms of the Series A Preferred for which the warrants were exercisable required that the fair value allocated to the warrants at the date of issuance be recorded as a liability on our balance sheet. The warrant liability was marked to market value through the statement of operations and comprehensive loss as a non-cash gain or loss at each reporting period until the conversion of the Series A Preferred to common stock in May 2018. Upon conversion, the warrant liability of $3,064 was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity. Accordingly, at each of December 31, 2018 and June 30, 2019, the warrant liability was zero. In the three and six months ended June 30, 2018, we recognized a non-cash income of $0.7 million and non-cash expense of $1.5 million, respectively, recorded in other income (expense) on the statement of operations and comprehensive loss related to the change in the fair value of the warrant liability.

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

The adoption of the new standard on January 1, 2019 resulted in the recording of a right-of-use asset and lease liability of $0.7 million related to the lease of our headquarters in Burlington, MA that existed on the Effective Date. The lease liability is based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate at the Effective Date. As permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected the practical expedient to not separate lease and non-lease components. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. In addition, we implemented internal controls to enable the preparation of financial information on adoption. The adoption did not have a material impact on our condensed financial statements related to the existing lease of our headquarters in Burlington, MA for the three and six months ended June 30, 2019. As a result, there was no cumulative-effect adjustment.

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the secured incremental borrowing rate. For our operating leases, we use our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Certain leases contain rent escalation clauses and variable lease payments that require additional rental payments in later years of the term, including payments based on an index or inflation rate. Payments based on the change in an index or inflation rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are not included in the initial lease liability and are recorded as a period expense when incurred. Our operating leases may include an option to renew the lease term for various renewal periods and/or to terminate the leases early. As an option to exercise the renewal or early termination of our operating leases were either non-existent or not reasonably certain as of the ASC 842 Effective Date for our headquarters in Burlington, MA and the lease commencement date our laboratory space in Woburn, MA, we have not included such options in our initial lease liability.

As of June 30, 2019, we recognized right-of-use assets related to our headquarters in Burlington, MA and laboratory space in Woburn, MA of $0.9 million and the related net lease liabilities of $0.9 million, which represents the net present value of the remaining lease payments of approximately $1.0 million, discounted using the Company’s incremental borrowing rate of 9.34%. We have included the right-of-use assets and lease liabilities in the condensed balance sheet as of June 30, 2019.

The following table summarizes future minimum lease payments for our non-cancelable operating leases as of June 30, 2019 (in thousands):

Year Ending December 31,
2019 (six months ending December 31, 2019)	$303
2020	394
2021	98
2022	98
2023	98
Thereafter	26
Total minimum lease payments	$1,017

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

As of June 30, 2019, and December 31, 2018 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2015 through 2018 and our state tax returns for the tax years 2015 through 2018 remain open to examination. Prior tax years remain open to the extent of NOL and tax credit carryforwards.

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

Our pipeline of orally bioavailable product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our product candidates, we seek to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the product candidates if approved. Our clinical pipeline includes the following product candidates:

•	ARQ 531 is a potent and reversible dual inhibitor of both wild type and C481S-mutant Bruton’s tyrosine kinase (BTK) that is in Phase 1 clinical development for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092) is a potent and selective inhibitor of protein kinase B (AKT), a serine/threonine kinase. We expect to commence a registrational clinical trial of miransertib for the treatment of Proteus syndrome and PIK3CA-Related Overgrowth Syndromes (PROS) in the third quarter of 2019;

•	ARQ 751 is a next-generation, highly potent and selective inhibitor of AKT that is in Phase 1 clinical development for solid tumors harboring AKT, phosphoinositide 3-kinase (PI3K) or phosphatase and tensin homolog (PTEN) loss mutations; and

•	Derazantinib (ARQ 087) is a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family of kinases that is in a registrational clinical trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR2 fusions. Derazantinib was exclusively licensed to Basilea Pharmaceutica Limited (Basilea) in April 2018 in the United States, European Union, Japan and the rest of the world, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China) where derazantinib was exclusively licensed to Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd. (Sinovant) in February 2018.

We have incurred a cumulative deficit of approximately $567 million from inception through June 30, 2019. We recorded a net loss for 2018 and expect a net loss for 2019.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	Increase (decrease)
	2019	2018	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$182.8	$99.6	$83.2	84%
Working capital	167.5	91.8	75.7	82%

	Six Months Ended
	June 30,	June 30,	Increase
	2019	2018	(decrease)
	(in millions)
Cash flow from:
Operating activities	$(15.0)	$(2.0)	$(13.0)
Investing activities	5.6	(1.5)	7.1
Financing activities	98.9	0.1	98.8

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials and professional fees. The sources of our cash flow from operating activities have consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the six months ended June 30, 2019 and 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $15.0 million and $2.0 million, respectively.

Cash flow from investing activities. Our net cash provided by investing activities of $5.6 million for the six months ended June 30, 2019 was comprised of net maturities of marketable securities. Our net cash used by investing activities of $1.5 million for six months ended June 30, 2018 was comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near-term liquidity needs.

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

Cash flow from financing activities. Our net cash provided by financing activities of $98.9 million for the six months ended June 30, 2019, was primarily comprised of $97.5 million in net proceeds from our June 2019 stock offering and $1.5 million from stock option exercises.  Our net cash provided by financing activities of $0.1 million for the six months ended June 30, 2018 was principally comprised of proceeds from stock option exercises.

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

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering, we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants in May 2018. The Warrants have a post-conversion exercise price of $1.75 per share, are exercisable immediately and expire in May 2022.

In February 2018, we entered into a License Agreement with Sinovant pursuant to which we granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $12.0 million in regulatory milestone payments and $70.0 million in commercial milestone payments. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. For the three and six months ended June 30, 2019, we recognized revenue of $0.3 million and $1.4 million, respectively, for providing certain manufacturing services to Sinovant. For the three and six months ended June 30, 2018, we recognized revenue of zero and $3.0 million, respectively, related to the transfer of the license to Sinovant.

In April 2018, we entered into a License Agreement with Basilea pursuant to which we granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $63.0 million in development and regulatory milestone payments and up to $262.50 million in commercial milestone payments. Upon commercialization, we are entitled to receive tiered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. For the three and six months ended June 30, 2019, we recognized revenue of $0.03 million and $0.2 million, respectively, for providing certain research and development services to Basilea, recognized as revenue on a “cost-to-cost” method. Revenue in each of the three and six months ended June 30, 2018 totaled $13.7 million related to the transfer of the license to Basilea as well as the provision of certain research and development services to Basilea.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

In June 2019, we sold 10,637,500 shares of common stock at $9.75 per share for aggregate net proceeds of approximately $97.3 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at June 30, 2019 and the financial support from our licensing agreements will be sufficient to finance our operations into 2022 which is in excess of at least 12 months from the issuance date of these financial statements.

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

Our contractual obligations were comprised of the following as of June 30, 2019 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,900	$4,167	$10,000	$1,733	$—
Interest on notes payable	1,983	1,041	934	8	—
Operating lease obligations	1,017	605	337	75	—
Purchase obligations	5,950	5,950	—	—	—
Total	$24,850	$11,763	$11,271	$1,816	$—

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and six months ended June 30, 2019 and 2018:

Revenue

			Increase (decrease)
	2019	2018	$	%

	(in millions)
For the three months ended June 30:
Research and development revenue	$0.3	$13.7	$(13.4)	(98)%

For the six months ended June 30:
Research and development revenue	$1.6	$17.8	$(16.2)	(91)%

Research and development revenue in the three months ended June 30, 2019 consisted of $0.3 million from our Sinovant licensing and supply agreements. Research and development revenue in the three months ended June 30, 2018 consisted of $13.7 million from our Basilea licensing agreement.

Research and development revenue in the six months ended June 30, 2019 consisted of $1.4 million from our Sinovant licensing and supply agreements and $0.2 million from our Basilea licensing agreement. Research and development revenue in the six months ended June 30, 2018 consisted of $13.7 million from our Basilea licensing agreement, $3.0 million from our Sinovant licensing agreement and $1.1 million from a non-exclusive license agreement for certain of our library compounds.

Research and development

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended June 30:
Research and development	$6.3	$6.8	$(0.5)	(7)%

For the six months ended June 30:
Research and development	$13.8	$12.6	$1.2	9%

Research and development expense in the three months ended June 30, 2019 decreased by $0.5 million as compared to the three months ended June 30, 2018, primarily due to lower outsourced preclinical, clinical and product development costs. Research and development expense in the six months ended June 30, 2019 increased $1.2 million as compared to the six months ended June 30, 2018, primarily due to higher labor related costs. At June 30, 2019 we had 24 employees dedicated to our research and development program compared to 18 employees at June 30, 2018.

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

Our strategy includes entering into alliance arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Basilea and Sinovant. In the event that third parties have control over the clinical trial process for a product, the estimated completion date would be under control of that third party rather than under our control. We cannot forecast with any degree of certainty whether our products will be subject to future collaborative arrangements or how such arrangements would affect our development plans or capital requirements.

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

General and administrative

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended June 30:
General and administrative	$3.2	$2.2	$1.0	42%

For the six months ended June 30:
General and administrative	$7.5	$4.6	$2.9	63%

General and administrative expense increased by $1.0 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, principally due to higher labor related costs and professional fees.

General and administrative expense increased by $2.9 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, principally due to a $1.0 million increase in stock-based compensation expense, a $0.4 million increase in labor related costs and professional fees and $1.3 million of non-recurring executive retirement costs.

General and administrative headcount was 13 employees at each of June 30, 2019 and June 30, 2018.

Interest income, interest expense and other expense

			Increase (decrease)
	2019	2018	$	%
	(in thousands)
For the three months ended June 30:
Interest income	$558	$170	$388	228%
Interest expense	433	417	16	4%
Other income	—	718	(718)	(100)%

For the six months ended June 30:
Interest income	$1,124	$329	$795	242%
Interest expense	863	813	50	6%
Other expense	—	1,552	(1,552)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively, primarily due to an increase in our portfolio balance resulting from (i) net proceeds from our public stock offerings, (ii) cash invested from recent business development agreements and (iii) increased interest rates.

Interest expense is related to our loan agreement with Oxford.

Other expense was zero in the three and six months ended June 30, 2019 due to the elimination of our preferred stock warrant liability upon the conversion of the preferred shares into common shares in May 2018. Other expense in the three and six months ended June 30, 2018 reflected a non-cash income and non-cash income expense, respectively, resulting from the change in the fair value of our preferred stock warrant liability.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. — MINE SAFETY DISCLOSURES. Not applicable.

ITEM 5. — OTHERS INFORMATION. None.

ITEM 6. — EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1*	Letter Agreement, dated April 11, 2019, by and between the Company and Marc Schegerin. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2019 (File No. 000-21429) and incorporated herein by reference.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer, filed herewith.
32	Rule 13a-14(b) Certificate of Chief Executive Officer and Chief Financial Officer, filed herewith.
101	Interactive Data File

*	Indicates a management contract or compensatory plan.

ARQULE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ArQule, Inc.

Date: August 7, 2019	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)

