Form 10-Q
period 2019-09-30
ARQULE INC
filed 2019-10-30
CIK 1019695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

Number of shares outstanding of the registrant’s Common Stock as of October 16, 2019:

Common Stock, par value $.01  120,733,695 shares outstanding

ARQULE, INC.

QUARTER ENDED SEPTEMBER 30, 2019

ARQULE, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$42,199	$19,236
Marketable securities – short term	83,014	80,322
Contract receivables	874	5,984
Prepaid expenses	1,952	861
Total current assets	128,039	106,403
Marketable securities – long term	48,900	—
Property and equipment, net	463	69
Operating lease assets	2,691	—
Other assets	249	204
Total assets	$180,342	$106,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,933	$12,948
Notes payable – current portion	5,000	1,667
Operating lease liability – current portion	546	—
Total current liabilities	15,479	14,615

Long-term liabilities:
Notes payable – long term	9,582	13,093
Operating lease liability – long term	2,155	—
Total liabilities	27,216	27,708

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 120,661,081 and 109,003,637 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,207	1,090
Additional paid-in capital	729,910	625,993
Accumulated other comprehensive income (loss)	127	(95)
Accumulated deficit	(578,118)	(548,020)
Total stockholders’ equity	153,126	78,968
Total liabilities and stockholders’ equity	$180,342	$106,676

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2019	2018	2019	2018
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Research and development revenue	$208	$4,979	$1,834	$22,823

Costs and expenses:
Research and development	8,313	7,261	22,091	19,860
General and administrative	3,170	3,429	10,638	8,014
Total costs and expenses	11,483	10,690	32,729	27,874

Loss from operations	(11,275)	(5,711)	(30,895)	(5,051)

Interest income	961	514	2,085	843
Interest expense	(425)	(422)	(1,288)	(1,235)
Other expense	—	—	—	(1,552)

Net loss	(10,739)	(5,619)	(30,098)	(6,995)

Unrealized gain (loss) on marketable securities	47	(10)	222	(16)
Comprehensive loss	$(10,692)	$(5,629)	$(29,876)	$(7,011)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.05)	$(0.27)	$(0.07)

Weighted average basic and diluted common shares outstanding	120,374	107,445	113,126	95,678

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2018	—	$—	109,003,637	$1,090	$625,993	$(95)	$(548,020)	$78,968
Stock option exercises and issuance of common stock	—	—	92,122	1	143	—	—	144
Stock based compensation expense	—	—	—	—	2,124	—	—	2,124
Change in unrealized gain on marketable securities	—	—	—	—	—	117	—	117
Net loss							(10,267)	(10,267)
Balance at March 31, 2019	—	$—	109,095,759	$1,091	$628,260	$22	$(558,287)	$71,086
Issuance of common stock from stock offering, net	—	—	10,637,500	106	97,234	—	—	97,340
Stock option exercises and issuance of common stock	—	—	527,126	6	1,301	—	—	1,307
Stock based compensation expense	—	—	—	—	917	—	—	917
Change in unrealized gain on marketable securities	—	—	—	—	—	58	—	58
Net loss							(9,092)	(9,092)
Balance at June 30, 2019	—	$—	120,260,385	$1,203	$727,712	$80	$(567,379)	$161,616
Issuance of common stock from stock offering, net	—	—	—	—	(13)	—	—	(13)
Stock option exercises and issuance of common stock	—	—	286,410	3	1,004	—	—	1,007
Stock issued upon exercise of Warrants	—	—	114,286	1	199	—	—	200
Stock based compensation expense	—	—	—	—	1,008	—	—	1,008
Change in unrealized gain on marketable securities	—	—	—	—	—	47	—	47
Net loss							(10,739)	(10,739)
Balance at September 30, 2019	—	$—	120,661,081	$1,207	$729,910	$127	$(578,118)	$153,126

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCK-
	SHARES	AMOUNT	SHARES	PAR VALUE	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	HOLDERS’ EQUITY
Balance at December 31, 2017	8,370	$8,843	87,110,202	$871	$547,364	$(16)	$(534,038)	$14,181
Stock option exercises and issuance of common stock	—	—	15,125	—	25	—	—	25
Stock based compensation expense	—	—	—	—	423	—	—	423
Warrants issued upon debt extension	—	—	—	—	120	—	—	120
Change in unrealized loss on marketable securities	—	—	—	—	—	(25)	—	(25)
Increase to opening accumulated deficit upon adoption of new accounting standard	—	—	—	—	—	—	1,500	1,500
Net loss							(6,532)	(6,532)
Balance at March 31, 2018	8,370	$8,843	87,125,327	$871	$547,932	$(41)	$(539,070)	$9,692
Issuance of common stock and warrants due to conversion of preferred stock to common stock and preferred warrants to common warrants	(8,370)	(8,843)	8,370,000	84	11,823	—	—	11,907
Stock option exercises and issuance of common stock	—	—	337,616	3	152	—	—	155
Shares issued from exercise of warrants			269,584	3	(2)			1
Stock based compensation expense	—	—	—	—	314	—	—	314
Change in unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Net income							5,156	5,156
Balance at June 30, 2018	—	$—	96,102,527	$961	$560,219	$(22)	$(533,914)	$27,244
Stock option exercises and issuance of common stock	—	—	241,020	2	555	—	—	557
Issuance of common stock from stock offering, net			12,650,000	127	64,435			64,562
Stock based compensation expense	—	—	—	—	363	—	—	363
Change in unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net Loss							(5,619)	(5,619)
Balance at September 30,2018	—	$—	108,993,547	$1,090	$625,572	$(32)	$(539,533)	$87,097

The accompanying notes are an integral part of these condensed interim unaudited financial statements.

ARQULE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(IN THOUSANDS)
Cash flows from operating activities:
Net loss	$(30,098)	$(6,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	35
Amortization of premium on marketable securities	533	387
Amortization of debt discount	239	242
Change in fair value of warrant liability	—	1,552
Non-cash stock compensation	4,050	1,100
Changes in operating assets and liabilities:
Contract receivables	5,065	(6,401)
Prepaid expenses and other, net	(1,081)	(229)
Accounts payable and accrued expenses	(3,015)	2,513
Net cash used in operating activities	(24,225)	(7,796)
Cash flows from investing activities:
Purchases of marketable securities	(125,645)	(100,285)
Proceeds from sale or maturity of marketable securities	73,742	38,779
Purchases of property and equipment	(476)	—
Net cash used in investing activities	(52,379)	(61,506)
Cash flows from financing activities:
Costs from notes payable and warrants, net	—	(48)
Proceeds from stock offering, net of offering costs	97,327	64,561
Proceeds from stock option exercises and employee stock plan purchases	2,458	738
Proceeds from warrant exercises	199	—
Principal payments on long-term debt	(417)	—
Net cash provided by financing activities	99,567	65,251
Net increase (decrease) in cash and cash equivalents	22,963	(4,051)
Cash and cash equivalents, beginning of period	19,236	20,229
Cash and cash equivalents, end of period	$42,199	$16,178

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

Our proprietary pipeline of orally bioavailable product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our product candidates, we seek to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the product candidates if approved. Our clinical pipeline includes the following product candidates:

•	ARQ 531 is a potent and reversible dual inhibitor of both wild type and C481S-mutant Bruton’s tyrosine kinase (BTK) that is in Phase 1/2 clinical development for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092) is a potent and selective inhibitor of protein kinase B (AKT), a serine/threonine kinase that is in a registrational clinical trial for the treatment of Proteus syndrome and PIK3CA-Related Overgrowth Syndromes (PROS);

•	ARQ 751 is a next-generation, highly potent and selective inhibitor of AKT that is in Phase 1 clinical development for solid tumors harboring AKT, phosphoinositide 3-kinase (PI3K) or phosphatase and tensin homolog (PTEN) loss mutations or that are PTEN null; and

•	Derazantinib (ARQ 087) is a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family of kinases that is in a registrational clinical trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR2 fusions. Derazantinib was exclusively licensed to Basilea Pharmaceutica Limited (Basilea) in April 2018 in the United States, European Union, Japan and the rest of the world, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China) where derazantinib was exclusively licensed to Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd. (Sinovant) in February 2018.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have historically consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the nine months ended September 30, 2019 and 2018, our net use of cash was primarily driven by payments for operating expenses which resulted in net cash outflows of $24.2 million and $7.8 million, respectively.

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

In January 2017, we entered into a loan and security agreement with Oxford Finance, LLC (the “Loan Agreement”) with an initial principal balance of $15 million (see Note 8). The terms of the Loan Agreement, which was amended in February 2018, required only payments of interest on a monthly basis through August 2019. As of September 2019, we are required to make payments of principal and interest on a monthly basis through the maturity date of the loan on August 1, 2022.

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants in May 2018. In September 2019, holders of the common stock warrants exercised warrants covering 114,286 shares of common stock, resulting in net proceeds of $0.2 million. The remaining common stock warrants have a post-conversion exercise price of $1.75 per share, are exercisable immediately and expire in May 2022.

In February 2018, we entered into a License Agreement with Sinovant pursuant to which we granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $12.0 million in regulatory milestone payments and $70.0 million in commercial milestone payments. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. In the three and nine months ended September 30, 2019, we recognized revenue of $0.2 million and $1.6 million, respectively, for providing certain Manufacturing Services (as defined in Note 2) to Sinovant. During the three and nine months ended September 30, 2018, we recognized revenue of $2.9 million and $5.9 million, respectively, related primarily to the transfer of the license to Sinovant and the expected achievement of a development milestone that was ultimately paid in the first quarter of 2019.

In April 2018, we entered into a License Agreement with Basilea pursuant to which we granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $63.0 million in development and regulatory milestone payments and up to $262.5 million in commercial milestone payments. Upon commercialization, we are entitled to receive tiered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. In the three and nine months ended September 30, 2019, we recognized revenue of zero and $0.2 million, respectively, for providing R&D Services (as defined in Note 2) to Basilea, recognized as revenue on a “cost-to-cost method”. In the three and nine months ended September 30, 2018 we recognized revenue of $2.0 million and $15.7 million, respectively, related to providing R&D Services to Basilea as well as the transfer of the Basilea License.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

In June 2019, we sold 10,637,500 shares of common stock at $9.75 per share for aggregate net proceeds of approximately $97.3 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2019 will be sufficient to finance our operations for at least 12 months from the issuance date of these financial statements. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, and due to global capital and credit market conditions or for other reasons, we may be unable to raise capital when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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

We evaluated the Basilea Agreement in accordance with ASC 606, Revenue from Contracts with Customers . We concluded there were two performance obligations under the Basilea Agreement at contract inception: (1) the grant of the exclusive license (the “Basilea License”) to derazantinib in the Basilea Territory and (2) the provision of specified research and development services to Basilea (the “R&D Services”).

The total transaction price for the Basilea Agreement at contract inception was determined to be $19.8 million, which was comprised of the $10.0 million upfront payment and an estimated $9.8 million of variable consideration to be received for the R&D Services. As of June 30, 2019, the R&D Services performance obligation was substantially complete. At contract inception, the variable consideration associated with development and regulatory milestone payments was excluded from the transaction price, and as of September 30, 2019 continued to be excluded from the transaction price, as achievement of the milestones is contingent upon future events and is not considered the most-likely outcome. We update our estimates for development and regulatory milestone variable consideration at each reporting date and will recognize revenue associated with a particular milestone when achieving the milestone is considered the most-likely outcome and it is probable that a significant reversal of cumulative revenue under the contract will not occur. The commercial milestone and royalty consideration were excluded from the transaction price because the Basilea License was determined to be the predominant item in the contract. As a result, we will recognize revenue associated with the commercial milestones and royalties at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the applicable commercial milestone and/or royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2019, we have not recognized any commercial milestone or royalty revenue under the Basilea Agreement.

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

For the three and nine months ended September 30, 2019, we recognized revenue of zero and $0.2 million, respectively, under the Basilea Agreement related to R&D Services provided to Basilea. For the three and nine months ended September 30, 2018, we recognized revenue of $2.0 million and $15.7 million, respectively, related to providing R&D Services to Basilea as well as the transfer of the Basilea License.

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

The total transaction price for the Sinovant Agreement at contract inception was determined to be $3.0 million, which was equal to the upfront payment under the Sinovant Agreement. The $3.0 million was fully allocable to the Sinovant License and was recognized as revenue when control was transferred and the license period began. Our right to receive regulatory milestone payments is considered variable consideration. At contract inception, the variable consideration associated with regulatory milestone payments was excluded from the transaction price as achievement of the milestones was contingent upon future events and achievement of the milestones is not considered the most-likely outcome. We update our estimates for regulatory milestones at each reporting date and will recognize revenue associated with a particular milestone when we determine that achieving the milestone is the most-likely outcome and it is probable that a significant reversal of cumulative revenue under the contract will not occur. Based on the above analysis, we recognized $2.5 million in revenue associated with a regulatory milestone in the third quarter of 2018. The commercial milestones and royalty consideration were excluded from the transaction price because the Sinovant License is the only performance obligation and therefore considered the predominant item under the contract. As a result, we recognize revenue associated with the commercial milestones and royalties at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the applicable commercial milestone and/or royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2019, we have not recognized any commercial milestone or royalty revenue under the Sinovant Agreement.

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

For the three and nine months ended September 30, 2019, we recognized revenue of $0.2 million and $1.6 million, respectively, under the Sinovant Agreement related to the Manufacturing Services that we provided. For the three and nine months ended September 30, 2018, we recognized revenue of $2.9 million and $5.9 million, respectively, related primarily to the transfer of the Sinovant License and the achievement of a regulatory milestone discussed above.

Other Licensing Agreements

In October 2017, we granted a third party a non-exclusive license to certain of our library compounds. The licensed compounds were delivered and were accepted by the third party in 2018. Accordingly, revenue for the three and nine months ended September 30, 2019 was zero. For the three and nine months ended September 30, 2018, we recorded revenue of $0.1 million and $1.3 million, based upon the achievement of the quality and acceptance testing.

3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We generally classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. Since we generally intend to convert them into cash as necessary to meet our liquidity requirements our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but less than or equal to one year. Our marketable securities are classified as long-term investments if the maturity date is in excess of one year of the balance sheet date.

We report available-for-sale debt securities at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the statements of operations and comprehensive loss.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell an available-for-sale debt security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in the statements of operations and comprehensive loss as an impairment loss.

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

The following is a summary of the fair value of available-for-sale marketable securities we held at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$82,929	$89	$(4)	$83,014
Corporate debt securities-long term	48,857	50	(7)	48,900
Total available-for-sale marketable securities	$131,786	$139	$(11)	$131,914

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type
Corporate debt securities-short term	$80,417	$2	$(97)	$80,322
Total available-for-sale marketable securities	$80,417	$2	$(97)	$80,322

None of our available-for-sale marketable securities were in a continuous unrealized loss position for more than 12 months at September 30, 2019 or December 31, 2018.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. There were no transfers in or out of Level 1 or Level 2 measurements for the periods presented (in thousands):

	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$40,662	$40,662	$—	$—
Corporate debt securities-short term	83,014	—	83,014	—
Corporate debt securities-long term	48,900	—	48,900	—
Total	$172,576	$40,662	$131,914	$—

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,444	$14,444	$—	$—
Corporate debt securities-short term	80,322	—	80,322	—
Total	$94,766	$14,444	$80,322	$—

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued outsourced preclinical and clinical fees	$5,748	$8,497
Accrued payroll	2,154	1,971
Accrued professional fees	905	666
Accounts payable	801	1,329
Other accrued expenses	325	485
	$9,933	$12,948

5. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share. Potential common shares, for the three and nine months ended September 30, 2019, include 12,376,291 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering and 2,144,714 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. Potential common shares, for the three and nine months ended September 30, 2018, include 10,720,022 shares that would be issued upon the exercise of outstanding employee and Board of Director stock options, 93,168 shares that would be issued upon the exercise of the warrants from our February 2018 amendment to our loan agreement, 3,123,674 shares that would be issued upon the exercise of the warrants from our October 2017 common stock offering and 2,259,000 common shares that would be issued upon the exercise of the warrants from our November 2017 preferred stock offering. The preferred shares and warrants from our November 2017 preferred stock offering were converted to common stock and common stock warrants in May 2018.

6. STOCK-BASED COMPENSATION AND STOCK PLANS

Our stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2019 and 2018.

The following table presents stock-based compensation expense included in our condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$223	$84	$741	$269
General and administrative	785	279	3,308	831
Total stock-based compensation expense	$1,008	$363	$4,049	$1,100

In the nine months ended September 30, 2019, we recorded stock-based compensation expense of $1.0 million related to the modification of awards to our former Chief Financial Officer in connection with his retirement in March 2019. In the three and nine months ended September 30, 2019 and 2018, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation expense.

Option activity under our stock plans for the nine months ended September 30, 2019 was as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	10,748,157	$2.90
Granted	2,666,510	4.07
Exercised	(880,868)	2.70
Cancelled	(157,508)	2.44
Outstanding as of September 30, 2019	12,376,291	$3.17

Exercisable as of September 30, 2019	7,207,088	$3.26

The aggregate intrinsic value of options outstanding at September 30, 2019 was $50.1 million, including $28.7 million related to exercisable options. The weighted average fair value of options granted in the nine months ended September 30, 2019 and 2018 was $2.54 and $1.70 per share, respectively. The intrinsic value of options exercised in the nine months ended September 30, 2019 was $3.9 million.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and unvested expected to vest at September 30, 2019	12,218,754	$3.17	6.1	$49,485
Exercisable at September 30, 2019	7,207,088	$3.26	4.4	$28,730

The total compensation cost not yet recognized as of September 30, 2019 related to non-vested option awards was $7.2 million, which will be recognized over a weighted-average period of 2.6 years. During the nine months ended September 30, 2019, 28,350 shares expired and 129,158 shares were forfeited. The weighted average remaining contractual life for options exercisable at September 30, 2019 was 4.37 years.

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

Pursuant to the terms of the Loan Agreement, the Lender issued us a loan with an initial principal amount of $15.0 million. The loan bears interest at the rate equal to (a) the greater of (i) the 30 day U.S. LIBOR rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.65% (b) plus 6.85%. The applicable interest rate on the loan at September 30, 2019 was 8.94%. The Loan Agreement required interest-only payments through August 2019, followed by an amortization period of monthly principal and interest payments of 36 months. The original maturity date of the loan was August 1, 2021 and in February 2018 we signed an amendment with the Lender which extended the maturity date by one year to August 1, 2022.

The expected remaining repayment of the $14.583 million loan principal at September 30, 2019 is as follows (in thousands):

2019	$1,250
2020	5,000
2021	5,000
2022	3,333
$14,583

Upon prepayment of the loan or on the maturity date, we will pay to the Lender a final payment of 6% of the full principal amount of the loan. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee also is paid equal to 1% of the outstanding principal balance.

Pursuant to the terms of the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent, including, without limitation, incurring certain additional indebtedness, entering into certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets. We were in compliance with the loan covenants at September 30, 2019.

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

In February 2018, the Loan Agreement was amended to extend the maturity date and to require payments of interest on a monthly basis through August 2019 and payments of interest and principal from September 2019 to August 2022. In connection with entering into the amendment we issued to the Lender warrants to purchase an aggregate of 93,168 shares of our common stock. The warrants are exercisable immediately, have a per-share exercise price of $1.61 and have a term of ten years. The amendment was determined to be a modification of debt in accordance with ASC 470 Debt. We have recorded the relative fair value of the additional warrants as a discount to the carrying value of the notes payable with a corresponding increase to additional paid in capital.

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

The terms of the Series A Preferred for which the warrants were exercisable required that the fair value allocated to the warrants at the date of issuance be recorded as a liability on our balance sheet. The warrant liability was marked to market value through the statement of operations and comprehensive loss as a non-cash gain or loss at each reporting period until the conversion of the Series A Preferred to common stock in May 2018. Upon conversion, the warrant liability of $3.1 million was extinguished with an offsetting amount included as additional paid-in capital in stockholders’ equity. Accordingly, at each of December 31, 2018 and September 30, 2019, the warrant liability was zero. In the three and nine months ended September 30, 2018, we recognized a non-cash expense of zero and $1.5 million, respectively, recorded in other expense on the statement of operations and comprehensive loss related to the change in the fair value of the warrant liability.

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

We adopted the new lease accounting standard on January 1, 2019, using a modified retrospective transition approach of applying the new standard to all leases existing as of, or entered into after, the Effective Date and with remaining terms of 12 months or more. Our assessment included the lease of our headquarters in Burlington, MA which commenced in May 2015 and, prior to our October 2019 amendment discussed below, was scheduled to expire in July 2020 and our laboratory space in Woburn, MA which commenced in March 2019 and expires in April 2024.

The adoption of the new standard on January 1, 2019 resulted in the recording of a right-of-use asset and lease liability of $0.7 million related to the lease of our headquarters in Burlington, MA that existed on the Effective Date. The lease liability is based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate at the Effective Date. As permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected the practical expedient to not separate lease and non-lease components. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. In addition, we implemented internal controls to enable the preparation of financial information on adoption. The adoption did not have a material impact on our condensed financial statements related to the existing lease of our headquarters in Burlington, MA for the three and nine months ended September 30, 2019. As a result, there was no cumulative-effect adjustment.

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

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Certain leases contain rent escalation clauses and variable lease payments that require additional rental payments in later years of the term, including payments based on an index or inflation rate. Payments based on the change in an index or inflation rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are not included in the initial lease liability and are recorded as a period expense when incurred. Our operating leases may include an option to renew the lease term for various renewal periods and/or to terminate the leases early. As an option to exercise the renewal or early termination of our operating leases were either non-existent or not reasonably certain as of the ASC 842 Effective Date for our headquarters in Burlington, MA and the lease commencement date of our laboratory space in Woburn, MA, we did not include such options in our initial lease liability. Subsequent to the Effective Date and during the quarter ending September 30, 2019, the option to renew the lease term of our headquarters in Burlington, MA became reasonably certain. This resulted in a $1.98 million increase of our right-of-use asset and lease liability of as of September 30, 2019.

As of September 30, 2019, we recognized right-of-use assets related to our headquarters in Burlington, MA and laboratory space in Woburn, MA of $2.7 million and the related net lease liabilities of $2.7 million, which represents the net present value of the remaining lease payments of approximately $3.7 million, discounted using the Company’s incremental borrowing rate of 8.87%. We have included the right-of-use assets and lease liabilities in the condensed balance sheet as of September 30, 2019.

The following table summarizes future minimum lease payments for our operating leases as of September 30, 2019 (in thousands):

Year Ending December 31,
2019 (three months ending December 31, 2019)	$152
2020	619
2021	642
2022	657
2023	672
Thereafter	963
Total minimum lease payments	$3,705

In October 2019, we entered into an amendment to the lease of our headquarters in Burlington, MA that increased the amount of space subject to the lease and extended the term of the lease until July 2025.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases , the total commitment for our non-cancelable operating lease was $0.8 million as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$523
2020	296
Thereafter	—
Total minimum lease payments	$819

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact that the adoption of ASU 2018-15 will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU will require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 will limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which the carrying value exceeds the fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, we are currently evaluating the impact of the adoption of this standard on the Company’s financial statements.

11. INCOME TAXES

As of December 31, 2018, we had federal net operating losses (“NOL”), state NOL, and research and development credit carryforwards of approximately $422,045, $240,916 and $28,378 respectively, which expire at various dates through 2037.

As of September 30, 2019, and December 31, 2018 we had no unrecognized tax benefits. We do not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2019, and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions. Our U.S. federal tax returns for the tax years 2015 through 2018 and our state tax returns for the tax years 2015 through 2018 remain open to examination. Prior tax years remain open to the extent of NOL and tax credit carryforwards.

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

Our pipeline of orally bioavailable product candidates is directed toward molecular targets and biological processes with demonstrated roles in the development of both human cancers and rare, non-oncology diseases. All of these programs are being developed in targeted, biomarker-defined patient populations. By seeking out subgroups of patients that are most likely to respond to our product candidates, we seek to identify small, often orphan, indications that allow for focused and efficient development. At the same time, in addition to pursuing these potentially fast-to-market strategies, we also pursue development in other indications that could allow us to expand the utility of the product candidates if approved. Our clinical pipeline includes the following product candidates:

•	ARQ 531 is a potent and reversible dual inhibitor of both wild type and C481S-mutant Bruton’s tyrosine kinase (BTK) that is in Phase 1/2 clinical development for B-cell malignancies refractory to other therapeutic options;

•	Miransertib (ARQ 092) is a potent and selective inhibitor of protein kinase B (AKT), a serine/threonine kinase that is in a registrational clinical trial for the treatment of Proteus syndrome and PIK3CA-Related Overgrowth Syndromes (PROS);

•	ARQ 751 is a next-generation, highly potent and selective inhibitor of AKT that is in Phase 1 clinical development for solid tumors harboring AKT, phosphoinositide 3-kinase (PI3K) or phosphatase and tensin homolog (PTEN) loss mutations or that are PTEN null; and

•	Derazantinib (ARQ 087) is a multi-kinase inhibitor designed to preferentially inhibit the fibroblast growth factor receptor (FGFR) family of kinases that is in a registrational clinical trial in intrahepatic cholangiocarcinoma (iCCA) in patients with FGFR2 fusions. Derazantinib was exclusively licensed to Basilea Pharmaceutica Limited (Basilea) in April 2018 in the United States, European Union, Japan and the rest of the world, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China) where derazantinib was exclusively licensed to Sinovant Sciences Ltd., a subsidiary of Roivant Sciences Ltd. (Sinovant) in February 2018.

We have incurred a cumulative deficit of approximately $578 million from inception through September 30, 2019. We recorded a net loss for 2018 and expect a net loss for 2019.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,	Increase (decrease)
	2019	2018	$	%
	(in millions)
Cash, cash equivalents and marketable securities	$174.1	$99.6	$74.5	75%
Working capital	112.6	91.8	20.8	23%

	Nine Months Ended
	September 30,	September 30,	Increase
	2019	2018	(decrease)
	(in millions)
Cash flow from:
Operating activities	$(24.2)	$(7.8)	$(16.4)
Investing activities	(52.4)	(61.5)	9.1
Financing activities	99.6	65.3	34.3

Cash flow from operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices and laboratories, fees paid in connection with preclinical and clinical studies, laboratory supplies and materials and professional fees. The sources of our cash flow from operating activities have consisted primarily of upfront and other payments received from our collaborators in connection with license agreements. In the nine months ended September 30, 2019 and 2018, our net use of cash was primarily driven by the difference between cash received from our collaborations and payments for operating expenses which resulted in net cash outflows of $24.2 million and $7.8 million, respectively.

Cash flow from investing activities. Our net cash used by investing activities of $52.4 million and $61.5 million for the nine months ended September 30, 2019 and 2018, respectively, was comprised of net purchases of marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in financial markets, the maturity of specific investments, and our near-term liquidity needs.

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

Cash flow from financing activities. Our net cash provided by financing activities of $99.6 million for the nine months ended September 30, 2019, was primarily comprised of $97.3 million in net proceeds from our June 2019 stock offering, $2.5 million from stock option exercises, $0.2 million from warrant exercises partially offset by a $0.4 million principal payment on long term debt.  Our net cash provided by financing activities of $65.3 million for the nine months ended September 30, 2018 was principally comprised of $64.6 million in net proceeds from our July 2018 stock offering and $0.7 million from stock option exercises.

Our cash requirements may vary materially from those now planned depending upon the results of our drug discovery and development strategies, our ability to enter into additional corporate collaborations and the terms of such collaborations, results of research and development, unanticipated required capital expenditures, competitive and technological advances, acquisitions and other factors. We cannot guarantee that we will be able to develop any of our drug candidates into a commercial product. In January 2017, we entered into Loan Agreement with an initial principal balance of $15 million (see Note 8). The terms of the Loan Agreement require payments of interest and principal on a monthly basis through August 2022.

In November 2017, we entered into definitive securities purchase agreements with certain institutional investors. In conjunction with this stock offering, we raised net proceeds of $9.5 million through the sale of 8,370 shares of series A convertible preferred stock (Series A Preferred) and warrants to purchase 2,259 shares of Series A Preferred (Warrants). Each share of Series A Preferred converted into 1,000 shares of common stock and each associated Warrant converted into 1,000 common stock warrants in May 2018. In September 2019, holders of the common stock warrants exercised warrants covering 114,286 shares of common stock, resulting in net proceeds of $0.2 million. The remaining common stock warrants have a post-conversion exercise price of $1.75 per share, are exercisable immediately and expire in May 2022.

In February 2018, we entered into a License Agreement with Sinovant pursuant to which we granted Sinovant an exclusive license to develop and commercialize derazantinib in Greater China. The agreement provided for an upfront payment to ArQule of $3 million and a $2.5 million development milestone that was paid in the first quarter of 2019. We are also eligible for up to an additional $12.0 million in regulatory milestone payments and $70.0 million in commercial milestone payments. Upon commercialization, we are entitled to receive double digit royalties in the low teens from Sinovant on net sales of derazantinib in Greater China. Sinovant will be responsible for all costs and expenses of development, manufacture and commercialization in Greater China. For the three and nine months ended September 30, 2019, we recognized revenue of $0.2 million and $1.6 million, respectively, for providing certain manufacturing services to Sinovant. For the three and nine months ended September 30, 2018, we recognized revenue of $2.9 million and $5.9 million, respectively, related to the transfer of the license to Sinovant and the expected achievement of a regulatory milestone that was ultimately paid in the first quarter of 2019.

In April 2018, we entered into a License Agreement with Basilea pursuant to which we granted Basilea an exclusive license to develop and commercialize derazantinib in the United States, European Union, Japan and the rest of the world, excluding Greater China. Under the terms of the agreement, we received an upfront payment of $10 million and are eligible for up to $63.0 million in development and regulatory milestone payments and up to $262.5 million in commercial milestone payments. Upon commercialization, we are entitled to receive tiered royalties on future net sales of derazantinib ranging from the high-single digits to the mid-teens on direct sales and mid-single digits to low-double digits on indirect sales. Basilea will be responsible for all costs and expenses of development, manufacture and commercialization in its territory. Under certain circumstances, we may have the opportunity to promote derazantinib in the United States directly. For the three and nine months ended September 30, 2019, we recognized revenue of zero and $0.2 million, respectively, for providing certain research and development services to Basilea, recognized as revenue on a “cost-to-cost” method. Revenue for the three months ended September 30, 2018 totaled $2.0 million for providing certain research and development services to Basilea, recognized as revenue on a “cost-to-cost” method. Revenue for the nine months ended September 30, 2018 totaled $15.7 million related to the transfer of the license to Basilea as well as the provision of certain research and development services to Basilea, recognized as revenue on a “cost-to-cost” method.

In July 2018, we sold 12,650,000 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $64.6 million after commissions and other offering expenses.

In June 2019, we sold 10,637,500 shares of common stock at $9.75 per share for aggregate net proceeds of approximately $97.3 million after commissions and other offering expenses.

We anticipate that our cash, cash equivalents and marketable securities on hand at September 30, 2019 and the financial support from our licensing agreements will be sufficient to finance our operations into 2022 which is in excess of at least 12 months from the issuance date of these financial statements.

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

Our contractual obligations were comprised of the following as of September 30, 2019 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$15,483	$5,000	$10,483	$—	$—
Interest on notes payable	1,692	952	740	—	—
Operating lease obligations	3,705	611	1,292	1,304	498
Purchase obligations	5,748	5,748	—	—	—
Total	$26,628	$12,311	$12,515	$1,304	$498

In January 2015, we entered into a lease agreement for our headquarters facility in Burlington, MA. The lease commenced on May 1, 2015 for a term of five years and three months with an average annual rental rate of $0.5 million and included an option to extend the lease for a renewal term of five years commencing in August, 2020. As of September 30, 2019, it was reasonably certain that the option to renew the lease term would be exercised. This resulted in a $1.98 million increase of our right-of-use asset and lease liability of as of September 30, 2019. In October 2019, we entered into an amendment to the lease of our headquarters in Burlington, MA that increased the amount of space subject to the lease and extended the term of the lease until July 2025. In January 2019, we entered into a lease agreement for our laboratory space in Woburn, MA. The lease commenced on March 6, 2019 for a term of five years and one month. The lease agreement for the laboratory space includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term. The obligations for our operating leases are included in the table above.

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

RESULTS OF OPERATIONS

The following are the results of operations for the three and nine months ended September 30, 2019 and 2018:

Revenue

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended September 30:
Research and development revenue	$0.2	$5.0	$(4.8)	(96)%

For the nine months ended September 30:
Research and development revenue	$1.8	$22.8	$(21.0)	(92)%

Research and development revenue in the three months ended September 30, 2019 consisted of $0.2 million from our Sinovant licensing and supply agreements. Research and development revenue in the three months ended September 30, 2018 consisted of $2.8 million from our Sinovant licensing agreement, $2.0 million from our Basilea licensing agreement and $0.1 million from a non-exclusive license agreement for certain of our library compounds.

Research and development revenue in the nine months ended September 30, 2019 consisted of $1.6 million from our Sinovant licensing and supply agreements and $0.2 million from our Basilea licensing agreement. Research and development revenue in the nine months ended September 30, 2018 consisted of $5.9 million from our Sinovant licensing agreement, $15.7 million from our Basilea licensing agreement, and $1.3 million from a non-exclusive license agreement for certain of our library compounds.

Costs and Expenses

Research and development

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended September 30:
Research and development	$8.3	$7.3	$1.0	14%

For the nine months ended September 30:
Research and development	$22.1	$19.9	$2.2	11%

Research and development expense in the three months ended September 30, 2019 increased by $1.0 million as compared to the three months ended September 30, 2018, primarily due to higher labor related costs and higher outsourced preclinical, clinical and product development costs. Research and development expense in the nine months ended September 30, 2019 increased by $2.2 million as compared to the nine months ended September 30, 2018, primarily due to higher labor related costs and higher outsourced preclinical, clinical and product development costs. At September 30, 2019 we had 24 employees dedicated to our research and development program compared to 19 employees at September 30, 2018.

Overview

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license, and sponsored research fees paid to third parties and depreciation of associated laboratory equipment. We expect our research and development expense to remain significant, as we continue to develop our portfolio of oncology and rare disease programs.

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

General and administrative

			Increase (decrease)
	2019	2018	$	%
	(in millions)
For the three months ended September 30:
General and administrative	$3.2	$3.4	$(0.2)	(8)%

For the nine months ended September 30:
General and administrative	$10.6	$8.0	$2.6	33%

General and administrative expense decreased by $0.2 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, principally due to lower consulting fees.

General and administrative expense increased by $2.6 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, principally due to a $1.3 million increase in labor related and other costs and $1.3 million of non-recurring executive retirement costs.

General and administrative headcount was 14 employees at each of September 30, 2019 and 2018.

Interest income, interest expense and other expense

			Increase (decrease)
	2019	2018	$	%
	(in thousands)
For the three months ended September 30:
Interest income	$961	$514	$447	87%
Interest expense	425	422	3	1%

For the nine months ended September 30:
Interest income	$2,085	$843	$1,242	147%
Interest expense	1,288	1,235	53	4%
Other expense	—	1,552	(1,552)	(100)%

Interest income is derived from our portfolio of cash, cash equivalents and investments and increased in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to an increase in our portfolio balance resulting from net proceeds from our June 2019 public stock offering and increased interest rates.

Interest expense is related to our loan agreement with the Lender (see Note 8).

Other expense was zero in the three and nine months ended September 30, 2019 due to the elimination of our preferred stock warrant liability upon the conversion of the preferred shares into common shares in May 2018. Other expense in the nine months ended September 30, 2018 was $1.6 million which reflected a non-cash expense resulting from the change in the fair value of our preferred stock warrant liability.

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

Drug development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, preclinical efforts associated with our product pipeline may fail or prove disappointing because our technology platform did not produce candidates with the desired characteristics. Animal preclinical studies may be unpredictive of human response. Positive information about early stage clinical trial results will not ensure that later stage or larger scale clinical trials will be successful or will satisfy applicable regulatory standards. Furthermore, our drugs may not demonstrate appropriate safety profiles in ongoing or later stage or larger scale clinical trials as a result of known or as yet unidentified side effects. Problems or delays may arise during clinical trials or in the course of developing, testing or manufacturing our drugs that could lead us or our collaborators to delay of discontinue development.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer (Principal Executive Officer) and President and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ArQule, Inc.

Date: October 30, 2019	/s/ PETER S. LAWRENCE
Peter S. Lawrence
President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)